Form 10-K
period 2008-10-31
Heron Lake BioEnergy, LLC
filed 2009-01-29
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File Number  000-51825

Heron Lake BioEnergy, LLC

(Exact name of registrant as specified in its charter)

Minnesota	41-2002393
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

91246 390th Avenue, Heron Lake, MN 56137-1375

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (507) 793-0077

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Class A Units	None

Name of Exchange on Which Registered: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes  ☐                   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes  ☐                   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act)             Yes ☐    No ☒

The aggregate market value of the Company’s Class A Units held by non-affiliates is not able to be calculated. The Company is a limited liability company whose outstanding common equity, consisting of its Class A Units, is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Heron Lake BioEnergy, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 1, 2009, the Company had outstanding  27,104,625  Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

When we use the terms “Heron Lake BioEnergy,” “we,” “us,” “our,” the “Company” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiary, Lakefield Farmers Elevator, LLC. Additionally, when we refer to “units” in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical or current facts are forward-looking statements. In addition, our officers may make forward-looking statements in the future. We wish to caution readers that these statements are not predictions of actual future results. Our actual results could differ materially from any such forward-looking statements as a result of risks and uncertainties, including those set forth below in Item 1A “Risks Factors” and in other documents we file from time to time with the Securities and Exchange Commission. Any such forward-looking statements reflect management’s opinions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update any such forward-looking statements.

ITEM 1.          BUSINESS

Overview

We were organized as a Minnesota limited liability company on April 12, 2001 under the name “Generation II, LLC.”  In June 2004, we changed our name to Heron Lake BioEnergy, LLC.

We were formed for the purpose of constructing and operating an ethanol manufacturing facility near Heron Lake, Minnesota. On September 21, 2007, we began operations at our dry mill, coal fired ethanol plant. Therefore, fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations. In our fiscal year 2008 which ended October 31, 2008, we sold approximately 48.4 million gallons of ethanol. At nameplate, the ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year (mgy) of fuel-grade ethanol and approximately 160,000 tons of distillers’ grains with solubles (“DGS”).

The following table sets forth a summary of significant milestones in our company’s history:

Date	Milestone

February 2002	We obtained an option on land that is now part of the 216 acre site of our ethanol plant.
October 2003	We entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.
Early 2004	We selected Fagen, Inc. to be the design-build firm to build our ethanol plant near Heron Lake, Minnesota, using process technology provided by ICM, Inc.
September 2005	We entered into a Standard Form of Agreement between Owner and Designer — Lump Sum with Fagen, Inc.
December 2005	We purchased certain assets relating to elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota with a combined storage capacity of approximately 2.8 million bushels.
May 2006	We entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County.
August 2006	We entered into an electric service agreement with Interstate Power and Light Company (a wholly-owned subsidiary of Alliant Energy Corporation).
December 2006	We entered into a contract with Federated Rural Electric Association for the construction of the distribution system and electrical substation for the plant.
June 2007	We entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.

June 2007	We entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).
September 2007	We began operations at our dry mill, coal fired ethanol plant.

Production

Since the beginning of operations at our ethanol plant, our primary business is the production and sale of ethanol and co-products, including dried distillers’ grains. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and ethanol co-products.

Our Ethanol Plant

Our ethanol plant was designed and built by Fagen Inc. under a September 2005 design-build agreement. Under the design-build agreement, Fagen, Inc. also agreed to utilize certain proprietary property and information of ICM, Inc. in the design and construction of our ethanol plant.

Our ethanol plant uses a dry milling process to produce fuel-grade ethanol and distillers’ grains. The dry milling process involves grinding the entire corn kernel into flour and the starch is converted to ethanol through fermentation that also produces carbon dioxide and distillers’ grains.

The ethanol plant consists principally of a coal handling, storage and combustion area; storage and processing areas for corn; a fermentation area comprised mainly of fermentation tanks; a distillation finished product storage area; and a drying unit for processing the dried distillers’ grains. Additionally, the ethanol plant contains receiving facilities that have the ability to receive corn by rail and truck, store it for use in the plant and prepare the corn to be used in the plant. We have storage tanks on site to store the ethanol we produce. The plant also contains a storage building and silos to hold distillers’ grains until it is shipped to market.

The Union Pacific Railroad is the railroad adjacent to our ethanol plant.  The ethanol plant has the facilities necessary to receive corn by truck and rail, coal by truck, and to load ethanol and distillers grains onto trucks and rail cars.

As part of our design-build agreement with Fagen, Inc., we received performance guarantees on the production through put and process efficiencies of our ethanol plant. Fagen, Inc. has also warranted that the air emissions on our ethanol facility, taken as a whole, when operating at nameplate capacity meeting all of the performance guarantee criteria, will meet the requirements of a synthetic minor source within six months following the date of substantial completion. If this warranty is not met, Fagen, Inc. will pay all design, engineering, equipment, labor and construction costs associated with making the necessary corrections to meet the warranty, subject to certain restrictions.  Notwithstanding that our plant has been operational since September 21, 2007, our plant does not yet meet the warranties relating to air emissions.

We have made payments to Fagen, Inc. as required under the design-build agreement and as provided in the design-build agreement.  We retained 10% of each payment until 50% of the required work was completed by Fagen, Inc.  As of October 31, 2008, we have retained approximately $3.8 million in payments to Fagen, Inc.  We will release to Fagen, Inc. all retained amounts when final completion of construction is achieved and the operation of our plant satisfies the air emissions warranties specified in the design-build agreement with Fagen, Inc.

Our ethanol plant requires significant and uninterrupted amounts of electricity, coal and water. We have entered into agreements for our supply of electricity, coal and water.

Currently, fly-ash generated from the coal burned by our plant is hauled to a landfill. If it qualifies to predefined industry standards, fly-ash can be used as an admixture for cement mixes instead of being hauled to landfills. We are continuing to explore revenue-generating alternatives from fly-ash rather than incurring expense associated with shipping the fly-ash to landfills.

Our Principal Products

The principal products that we produce are fuel grade ethanol and distillers’ grains. Raw carbon dioxide is also a product of the ethanol production process, but we do not capture or market any carbon dioxide gas.

Ethanol

Ethanol is a type of alcohol produced in the U.S. principally from corn. Ethanol is primarily used in the U.S. gasoline fuel market as:

•                  an octane enhancer in fuels;

•                  an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;

•                  a gasoline substitute generally known as E85, a fuel blend composed of 85% ethanol; and

•                  as a renewable fuel to displace consumption of imported oil.

Ethanol used as an octane enhancer or fuel additive is blended with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

Distillers’ Grains

The principal co-product of the ethanol production process is distillers’ grains, a high protein and high-energy animal feed ingredient.

Dry mill ethanol processing creates three primary forms of distillers’ grains: wet distillers’ grains, modified wet distillers’ grains, and dried distillers’ grains with solubles. Wet distillers’ grains are processed corn mash that contains a substantial amount of moisture. It has a shelf life of approximately three days and is primarily sold to feeders of beef animals within the immediate vicinity of the ethanol plant. Modified wet distillers’ grains are similar to wet distillers’ grains except that it has been partially dried and contains less moisture. Modified wet distillers’ grains has a shelf life of a maximum of fourteen days, contains less water to transport, is more easily adaptable to some feeding systems, and is sold to both local and regional markets, primarily for both beef and dairy animals. Dried distillers’ grains with solubles are corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market and to almost all types of livestock. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.

Procurement and Marketing Agreements

Corn Procurement

The primary raw material used in the production of ethanol at our plant is corn. We need to procure approximately 18 million bushels of corn per year for our dry mill ethanol process. We generally do not have long-term, fixed price contracts for the purchase of corn and our members are not obligated to deliver corn to us. Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

We generally purchase corn through cash fixed-price contracts and may utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis.

The price and availability of corn is subject to significant fluctuation depending upon a number of factors that affect commodity prices generally. These include, among others, crop conditions, crop production, weather, government programs, and export demands. Recently, corn prices have been at historically high levels. We believe that our corn storage facilities in Lakefield and Wilder, Minnesota will enable us to more favorably procure corn for the operation of our plant.

Ethanol Marketing

In August 2006, we entered into an ethanol marketing agreement with Renewable Products Marketing Group, LLC that was transferred to its affiliate RPMG, Inc. Under the agreement, RPMG must use its best efforts to market all ethanol produced by our ethanol plant pursuant to a pooled marketing arrangement. We receive a price equal to the actual pooled price received by RPMG, less the expense of distribution and a marketing fee charged per gallon of ethanol sold. The initial term of the agreement began on the first day of the month we shipped ethanol from our plant and continues for a period of at least 24 months, but will terminate at the end of the first traditional ethanol marketing contract period after the 24-month period, the end of September or end of March, whichever occurs first. After the initial term, the agreement automatically renews for successive one-year terms unless terminated by either party upon 90 days’ notice. If the ethanol marketing agreement is terminated, whether by non-renewal or otherwise, we are obligated to leases for railcars that RPMG has procured on our behalf. Our ethanol may be distributed by truck and rail from the plant.

Distillers’ Grains Marketing

In addition to ethanol, our ethanol plant produces wet, modified wet and dried distillers’ grains. We attempt to monitor the market prices for distillers’ grains and produce a mix of wet, modified wet, and dry distillers’ grains to maximize returns to the plant.

In October 2005, we entered a marketing agreement with Commodity Specialists Corporation for the sale to Commodity Specialists Corporation of all distillers’ grains produced by our ethanol plant. The term of the agreement is for a one-year period from the date of start-up of our operations, and thereafter, the agreement will remain in effect unless terminated by either party upon 90 days’ written notice. Under the terms of the agreement, we receive a price equal to the selling price, less a charge of 2% or 4% of the price for distillers’ grains and a fee of $2.00 per ton of solubles, less the cost of delivering the product to the customer. In August 2007, as part of CHS Inc.’s acquisition of Commodity Specialist Corporation, our agreement with Commodity Specialist Corporation was assigned to CHS Inc. with our consent.

Pricing of Corn and Ethanol

The sale of ethanol represented approximately 80% of our revenue for the year ended October 31, 2008. The cost of corn represented approximately 70% of our cost of sales for the year ended October 31, 2008. In the future, we expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

Generally, the price at which ethanol can be sold does not track with the price at which corn can be bought. Historically, ethanol prices have tended to correlate with wholesale gasoline prices, with demand for and the price of ethanol increasing as supplies of petroleum decreased or appeared to be threatened, crude oil prices increased and wholesale gasoline prices increased. However, the prices of both ethanol and corn do not always follow historical trends. Trends in ethanol prices and corn prices are subject to a number of factors and are difficult to predict.

Demand For Ethanol

In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990:  the Oxygenated Gasoline Program and the Reformulated Gasoline Program.  Under these programs, an additive (oxygenate) was required to be added to the gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with methyl tertiary butyl ether (MTBE) and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive under programs associated with the Clean Air Act Amendments of 1990 or other federal law.  According to the EPA, as of May 2007, various regions of 15 states and the District of Columbia were required to comply with the Reformulated Gasoline Program and all or a portion of an additional 13 states have voluntarily opted into the program.

In addition to demand for ethanol as an oxygenate, ethanol demand has increased because of the adoption of programs setting national renewable fuels standards (RFS).  The first RFS program was introduced through the Energy Policy Act of 2005.  The Energy Policy Act of 2005 introduced a RFS program that set a national minimum usage requirement that would phase in over seven years, beginning with approximately 4.0 billion gallons in 2006 and increasing to 7.5 billion gallons by 2012.  The minimum usage requirements under the 2005 RFS program were increased with the Energy Independence and Security Act of 2007. Currently, the minimum usage requirements are 13.2 billion gallons of renewable biofuels by 2012 and 15.0 billion gallons by 2015.  The Energy Independence and Security Act of 2007 also mandates a minimum requirement of 36 billion gallons of renewable fuels by 2022, with conventional biofuels accounting for 15 billion gallons of this total.  Conventional biofuel is ethanol derived from corn starch and conventional ethanol facilities that commence construction after the date of enactment and must achieve a 20 percent greenhouse gas (GHG) emissions reduction compared to baseline lifecycle GHG emissions.  Advanced biofuels are defined as cellulosic ethanol and other biofuels derived from feedstock other than corn starch that achieves a 50 percent GHG emissions reduction requirement. Cellulosic ethanol is any cellulose, hemicellulose, or lignin that is derived from renewable biomass and achieves a 60 percent GHG emission reduction requirement.  We believe the RFS program creates greater market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels.

In addition to the RFS program, one important incentive for the ethanol industry and its customers is the Volumetric Ethanol Excise Tax Credit, commonly referred to as the “blender’s credit.”  The tax credit is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with ethanol, the distributors receive a tax credit.  For 2008, the tax credit is 51¢ per gallon of pure ethanol or 5.1¢ per gallon of gasoline blended with 10% ethanol.  The per gallon credit is scheduled to be reduced to 45¢ per gallon of pure ethanol in 2009.  The tax credit is authorized through December 21, 2010.

In Minnesota, a market we serve, the demand for ethanol is driven, in part, by state specific requirements. Minnesota has enacted a law that requires all Minnesota gasoline to be blended with 20 percent ethanol. The new E-20 mandate would take effect in 2013 unless ethanol has already replaced 20 percent of the state’s motor vehicle fuel by 2010. The rule would expire at the end of 2010 if Minnesota is not granted federal approval to use E-20 gasoline blends.  Minnesota has North America’s largest network of E-85 (85% ethanol blend) gas stations with approximately 130 stations now available to consumers. Minnesota was the first state to require the use of ethanol in gasoline.  Other states are beginning to enact similar legislation and this may also drive the demand for ethanol in markets we serve.

Markets For Ethanol

There are local, regional and national markets for ethanol. Typically, a regional market is one that is outside of the local market, yet within the neighboring states. Some regional markets include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, or that have implemented oxygenated gasoline programs, such as Chicago, St. Louis, Denver and Minneapolis. We consider our primary regional market to be large cities within a 450-mile radius of our ethanol plant. In the national ethanol market, the highest demand by volume is primarily in the southern United States and the east and west coast regions.

The markets in which our ethanol is sold will depend primarily upon the efforts of RPMG, which buys and markets our ethanol. However, we believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets. In addition, Minnesota is a net exporter of ethanol. According to the Minnesota Department of Agriculture, as of August 2008, Minnesota’s 19 operating ethanol plants have the capacity to produce 850 million gallons of ethanol annually, which will use 308 million bushels of corn. In 2007, the most recent year for which statistics are available, about 256 million gallons were consumed in Minnesota and the state’s net ethanol export was 414 million gallons in 2007 or 62% of Minnesota’s total annual ethanol production. Therefore, we will likely be among the ethanol producers whose ethanol is primarily exported from the State of Minnesota into regional markets. Access to regional markets and the national market will be important to grow our business.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

Markets for Distillers’ Grains

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry and hogs. However, the modified wet distillers’ grains typically have a shelf life of a maximum of fourteen days. This provides for a much smaller market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers’ grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers’ grains are principally sold only to local feedlots and livestock operations.

Various factors affect the price of distillers’ grain, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers’ grains in a particular feed market, and the supply and demand within the market. Like other commodities, the price of distillers’ grains can fluctuate significantly.

Competition

Producers of Ethanol

We compete with producers of ethanol products both locally and nationally, with more intense competition for sales of ethanol among ethanol producers in close proximity to our ethanol plant as these competitors may be more likely to sell to the same markets that we target for our ethanol. Within an approximately 100 mile radius of our ethanol plant, there are 35 ethanol plants as of December 2008.

We sell our ethanol in a highly competitive market. We are in direct competition with numerous other ethanol producers, both regionally and nationally, many of which have more experience and greater resources than we have. Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we could not achieve with one ethanol plant. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business. A majority of the ethanol plants in the U.S. and the greatest number of gallons of ethanol production are located in the corn-producing states, such as Iowa, Nebraska, Illinois, Minnesota, South Dakota, Indiana, Ohio, Kansas, and Wisconsin.

Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production, either online or under construction/expansion, as of January 2008:

State	Online	Under Construction/ Expansion	Total
Iowa	2,059.0	1,435.0	3,494.0
Nebraska	1,143.5	691.0	1,834.5
Illinois	887.0	254.0	1,141.0
Minnesota	619.6	457.5	1,077.1
South Dakota	683.0	283.0	966.0
Indiana	470.0	450.0	920.0
Ohio	68.0	470.0	538.0
Kansas	432.5	75.0	507.5
Wisconsin	408.0	90.0	498.0
Texas	100.0	255.0	355.0

Source: Renewable Fuels Association, January 2008

Accordingly, we face increased competition because of the location of our ethanol plant in Minnesota.

According to the Renewable Fuel Association (RFA), as of January 2009, 172 U.S. facilities have the capacity to produce approximately 10.5 billion gallons of ethanol annually with an additional 2.4 billion gallons of capacity under construction. Despite the rapid increase in production, consumption of ethanol has been outpacing production for the past few years, which has led to increased imports in the United States, primarily from Brazil. According to the RFA, from January to October of 2008, the U.S. produced 7.5 billion gallons of fuel ethanol and imported 515.6 million gallons. In addition to intense competition with local, regional and national producers of ethanol, we expect increased competition with imported ethanol and foreign producers of ethanol.

Producers of Other Fuel Additives and Alternative Fuels

In addition to competing with ethanol producers, we also compete with producers of other gasoline oxygenates. Many gasoline oxygenates are produced by other companies, including oil companies, that have far greater resources than we have. Historically, as a gasoline oxygenate, ethanol primarily competed with two gasoline oxygenates, both of which are ether-based:  MTBE (methyl tertiary butyl ether) and ETBE (ethyl tertiary butyl ether). Many states have enacted legislation prohibiting the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE because of health and environmental concerns. As a result, national use of MTBE has decreased significantly in recent years. Use of ethanol now exceeds that of MTBE and ETBE as a gasoline oxygenate.

While ethanol has displaced these two gasoline oxygenates, the development of ethers intended for use as oxygenates is continuing and we will compete with producers of any future ethers used as oxygenates.

A number of automotive, industrial and power generation manufacturers are developing alternative fuels and power systems, both for vehicles and other applications. Fuel cells have emerged as a potential alternative power system to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.

Additionally, there are more than a dozen alternative and advanced fuels currently in development, production or use, including the following alternative fuels that, like ethanol, have been or are currently commercially available for vehicles:

•	biodiesel

•	electricity

•	hydrogen

•	methanol

•	natural gas

•	propane

Several emerging fuels are currently under development. Many of these fuels are also considered alternative fuels and may have other benefits such as reduced emissions or decreasing dependence upon oil. Examples of emerging fuels include:

•

Biobutanol: Like ethanol, biobutanol is an alcohol that can be produced through the processing of domestically grown crops, such as corn and sugar beets, and other biomass, such as fast-growing grasses and agricultural waste products.

•

Biogas: Biogas is produced from the anaerobic digestion of organic matter such as animal manure, sewage, and municipal solid waste. After it is processed to required standards of purity, biogas becomes a renewable substitute for natural gas and can be used to fuel natural gas vehicles.

•	Fischer-Tropsch Diesel: Diesel made by converting gaseous hydrocarbons, such as natural gas and gasified coal or biomass, into liquid fuel, including transportation fuel

•	Hydrogenation-Derived Renewable Diesel (HDRD): The product of fats or vegetable oils—alone or blended with petroleum—that has been refined in an oil refinery

•	P-Series: A blend of natural gas liquids (pentanes plus), ethanol, and the biomass-derived co-solvent methyltetrahydrofuran (MeTHF) formulated to be used in flexible fuel vehicles

•

Ultra-Low Sulfur Diesel: This is diesel fuel with 15 parts per million or lower sulfur content. This ultra-low sulfur content enables the use of advanced emission control technologies on vehicles using ULSD fuels produced from non-petroleum and renewable sources that are considered alternative fuels.

Additionally, there are developed and developing technologies for converting natural gas, coal and biomass to liquid fuel, including transportation fuels such as gasoline, diesel, and methanol.

We expect that competition will increase between ethanol producers, such as Heron Lake BioEnergy, LLC and producers of these or other newly developed alternative fuels or power systems, especially to the extent they are used in similar applications such as vehicles.

Competition For Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant.  Ethanol production consumes a significant portion of Minnesota’s corn crop, approximately 30% for 2008.  The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in higher costs for supplies of corn.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the U.S. Department of Agriculture, for 2008:  3.6 billion bushels of U.S. corn was used in ethanol production, with 1.3 billion bushels being used in food and other industrial uses, and 23 millions bushels used for seed.

Competition for Personnel

We will also compete with ethanol producers in close proximity for the personnel we will require to operate our plant. The existence and development of other ethanol plants will increase competition for qualified managers, engineers, operators and other personnel. We also compete for personnel with businesses other than ethanol producers and with businesses located outside the community of Heron Lake, Minnesota.

Competition for Distillers’ Grains

The amount of distillers’ grains produced annually in North America is expected to increase significantly as the number of ethanol plants increase. We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant. These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

Additionally, distillers’ grains compete with other feed formulations, including corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers’ grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers’ grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers’ grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs. We believe that the demand for distillers’ grains may increase as the feed industry becomes more familiar with its benefits. The market for distillers’ grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients.

Hedging

We may hedge anticipated corn purchases and ethanol and distillers’ grain sales through a variety of mechanisms.

We procure corn through spot cash, fixed-price forward, basis only, futures only, and delayed pricing contracts. Additionally, we may use hedging positions in the corn futures and options market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

For our spot purchases, we post daily corn bids so that corn producers can sell to us on a spot basis. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices indexed to Chicago Board of Trade, or CBOT, prices. Our corn requirements can be contracted in advance under fixed-price forward contracts or options. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. For delayed pricing contracts, producers will deliver corn to our elevators, but the pricing for that corn and the related payment will occur at a later date.

To hedge a portion of our exposure to corn price risk, we may buy and sell futures and options positions on the CBOT. In addition, our facilities have significant corn storage capacity. We generally maintain inventories of corn at our ethanol plant, but can draw from our elevators at Lakefield and Wilder to protect against supply disruption. At the ethanol plant, we have the ability to store approximately 10 days of corn supply and our elevators have capacity for approximately an additional 50 days of supply.

We market all of our ethanol through RPMG, Inc., which is obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by RPMG, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

Our marketing and risk management committee, consisting of Doug Schmitz, David J. Woestehoff, Timothy O. Helgemoe, and David M. Reinhart, assists the board and our risk management personnel to, among other things, establish appropriate policies and strategies for hedging and enterprise risk.

Compliance with Environmental Laws and Other Regulatory Matters

Our business subjects us to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees.

These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air and other environmental permits. On March 12, 2007, we entered into an agreement with Fagen Engineering, LLC, an affiliate of Fagen, Inc., for the development of environmental compliance programs and related services, which was completed in September 2007. On March 26, 2008, we entered into an agreement with Fagen Engineering, LLC for environmental compliance training services.

The costs associated with obtaining these permits and meeting the demands of regulators reflected in the permits have increased our costs of construction. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”. The compliance agreement also allowed us to continue with and complete the construction of our facility pending the issuance of an amended permit qualifying our ethanol plant as a major source. Under the compliance agreement, we agreed to operate our facility after the completion of construction in a manner such that the emissions of each of the criteria pollutants generated by our ethanol plant, as determined on a 12 month rolling sum, do not exceed 95 tons per year and agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. We have submitted an amendment to our air permit as required under the compliance agreement and exclusively to comply with that agreement. However, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, particularly in light of recent changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source. Pending the resolution of this air permit issue, we continue to operate under the air emissions thresholds described in the compliance agreement in lieu of an amended permit.

During June and July 2008, we completed air pollution control device testing to determine compliance with synthetic minor source thresholds. After this testing, we determined that corrective action required both changes in our operations and changes in the limitations under our permit.  Since that time we, with the ongoing assistance of Fagen, Inc., have conducted additional air emissions engineering testing under different conditions to determine relationships between optimum operating conditions and environmental compliance. Further testing is scheduled for early 2009 to gain real-time emission results to better tune operations and explore optimum emission controls. On December 19, 2008, we submitted a major air permit modification application to the MPCA. This modification application requests adjustment to certain permit conditions based on recent stack testing at the facility and a review of continuous emissions monitoring data from the bubbling fluidized bed boiler. This request for modification also seeks adjustments for other components of plant operations and production.  At the current time, we continue to operate under our compliance agreement pending MPCA consideration for the submitted modification application.

Other than as discussed above, we have obtained all permits we believe are necessary for the construction and operation of our ethanol plant.

Compliance with these laws and permits in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on our operations. We have incurred costs associated with obtaining the air permits and costs associated with the compliance agreement of approximately $107,000 in fiscal year 2006, $187,000 in fiscal year 2007 and $208,000 in fiscal year 2008.

Employees

As of October 31, 2008, we had 46 full-time employees, of which 37 are in operations and 9 are in executive, general management and administration. We also have three part-time employees in operations. We also have engaged Brett L. Frevert of CFO Systems, LLC as our interim chief financial officer on a contract basis. We do not maintain an internal sales organization, but instead rely upon third-parties to market and sell the ethanol and distillers’ grains that we produce.

Corporate Information

Our principal executive offices are located at 91246 390th Avenue, Heron Lake, Minnesota 56137 and our telephone number is 507-793-0077. We maintain an Internet website at www.heronlakebioenergy.com. We make available free of charge on or through our Internet website, www.heronlakebioenergy.com, all of our reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We will provide electronic or paper copies of these documents free of charge upon request.

Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.       RISK FACTORS

If any of the following risks actually occur, our results of operations, cash flows and the value of our units could be negatively impacted.

Risks Related to Our Business and Operations

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, so our results could fluctuate significantly.

We generally do not have long-term, fixed price contracts for the purchase of corn, our principal input, or for the sale of ethanol, our principal product. Therefore, our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for corn, ethanol and unleaded gasoline. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, our future financial results may fluctuate substantially.

In addition, we may experience periods of declining prices for our ethanol and increasing costs for our raw materials, which could result in operating losses. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, or by engaging in transactions involving options and futures contracts. These activities involve substantial cost and substantial risk, and ultimately may be ineffective in mitigating the fluctuations in corn and ethanol prices.

Corn prices will fluctuate and could increase significantly, which will increase our operating costs and could adversely affect our operating results because we generally cannot pass on increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers’ grains. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmers’ planting decisions and general economic, market and regulatory factors, including governmental policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. In particular, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. Any decline in the corn harvest, caused by farmers’ planting decisions or otherwise, could cause corn prices to increase and negatively impact our gross margins. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Generally, we are unable to pass along increased corn costs to our customers, and accordingly, rising corn prices will tend to produce lower profit margins.

Fluctuations in the selling price and production cost of gasoline may reduce our profit margins.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our business, future results of operations and financial condition may be materially adversely affected if gasoline demand or prices decrease.

The price of distillers’ grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers’ grains.

Distillers’ grains compete with other protein-based animal feed products. The price of distillers’ grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers’ grains. The price of distillers’ grains is not tied to production costs. However, decreases in the price of distillers’ grains would result in less revenue from the sale of distillers’ grains and could result in lower profit margins.

As more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, the price of ethanol and distillers’ grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in 1999 to 6.5 billion gallons per year in 2007. In addition, there is a significant amount of production capacity being added to the ethanol industry. According to the RFA, approximately 4 billion gallons per year of production capacity will come online in 2008 from 65 plants under construction or expanding. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Recently, several ethanol companies have announced the postponement of ethanol plants under construction due, in part, to concerns about excess production capacity in the ethanol industry and its impact on ethanol prices.

Excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs.

If ethanol prices decline for any reason, including excess production capacity in the ethanol industry, our business, results of operations and financial condition may be materially and adversely affected.

In addition, because ethanol production produces distillers’ grains as a co-product, increased ethanol production will also lead to increased production of distillers’ grains. An increase in the supply of distillers’ grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers’ grains production. A decline in the price of distillers’ grains or the distillers’ grains market generally could have a material adverse effect on our business, results of operations and financial condition.

Our operations could be adversely affected by infrastructure disruptions and the price of our ethanol could be depressed by lack of adequate transportation and storage infrastructure in certain areas.

We ship our ethanol to our customers primarily by the railroad adjacent to our site. We also have the potential to receive inbound corn via the railroad, although we currently receive corn by truck from our facilities in Lakefield, Minnesota and Wilder, Minnesota, each of which is less than 15 miles away from our plant. Our customers require appropriate transportation and storage capacity to take delivery of the products we produce. Therefore, our business is dependent on the continuing availability of rail, highway and related infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

In addition, lack of this infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. In order for the ethanol industry to grow and expand into additional markets and for our ethanol to be sold in these new markets, there must be substantial development of infrastructure including:

•                  additional rail capacity;

•                  additional storage facilities for ethanol;

•                  increases in truck fleets capable of transporting ethanol within localized markets;

•                  expansion of refining and blending facilities to handle ethanol;  and

•                  growth in service stations equipped to handle ethanol fuels.

The substantial investments that will be required for these infrastructure changes and expansions may not be made on a timely basis, if at all, and decisions regarding these infrastructure improvements are outside of our control. Significant delay or failure to improve the infrastructure that facilitates the distribution could curtail more widespread ethanol demand or reduce prices for our products in certain areas, which would have a material adverse effect on our business, results of operations or financial condition.

We face intense competition from competing ethanol producers.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from established producers of ethanol, including Archer Daniels Midland Company, Cargill, Inc., VeraSun Energy Corporation, and from other companies that are seeking to develop large-scale ethanol plants and alliances. According to the RFA, the top ten producers accounted for approximately 56% of the ethanol production capacity in the U.S. in 2007. Some of our competitors are divisions of substantially larger enterprises and have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have been able to compete successfully in the ethanol industry. Some of these competitors have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized plants. We expect competition to increase, both from large and small competitors, as the ethanol industry becomes more widely known and demand for ethanol increases.

We also face increasing competition from international suppliers. Although there is a tariff on foreign-produced ethanol (which is scheduled to expire in 2010) that is roughly equivalent to the federal ethanol tax incentive, ethanol imports equivalent to up to 7.0% of total domestic production from certain countries are exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane, which is a significantly more efficient raw material from which to produce ethanol than corn, and have cost structures that can be substantially lower than ours.

Competing ethanol producers may also introduce competitive pricing pressures that may adversely affect our sales levels and margins or our ability to procure corn at favorable prices. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

We have a limited operating history and a history of losses, and our business may not be successful.

We were organized as a Minnesota limited liability company in April 2001 and did not begin producing ethanol until September 21, 2007. In October 2007, we began recording revenues from our ethanol production activity. Accordingly, we have a limited operating history from which to evaluate our business and prospects. We have accumulated losses from inception through October 31, 2007 of approximately $6.4 million offset by net income for the year ended October 31, 2008 of approximately $8.6 million. If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected. While we had a net income of approximately $8.6 million for the year ended October 31, 2008, we cannot assure you that we will be able to increase our revenues, operate profitably, or successfully operate our business. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in a rapidly evolving market, such as the ethanol market, where supply and demand may change significantly in a short period of time. In addition, most of our governors and executive officers have no expertise in the ethanol industry or governing and operating a public company. While our governors and executive officers are experienced in business generally, their lack of experience in the ethanol industry and managing a public company may present additional risks to our business.

Some of the risks and uncertainties we may encounter relate to our potential inability to:

•                  effectively manage our business and operations, in particular the pricing risks inherent in the sale of ethanol and purchase of corn;

•                  recruit and retain key personnel;

•                  comply with our obligations as a public reporting company while maintaining a low-cost structure; and

•                  successfully address the other risks described throughout this annual report on Form 10-K.

We engage in hedging transactions which involve risks that can harm our business.

In an attempt to offset some of the effects of volatility of ethanol prices and corn costs, we may enter into cash fixed-price contracts to sell a portion of our ethanol and distillers’ grains production or purchase a portion of our corn requirements. We may use exchange-traded futures contracts and options to manage commodity risk. The impact of these activities depends upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn) or sold (ethanol). We may experience hedging losses in the future. We also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, whether or not we engage in hedging transactions, our business, results of operations and financial condition may be materially adversely affected by increases in the price of corn or decreases in the price of ethanol.

Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all. Furthermore, we may have difficulty managing the necessary process maintenance required to maintain our nameplate production capacity of 50 mgy. If our ethanol plant does not produce ethanol and distillers’ grains at the levels we expect, our business, results of operations, and financial condition may be materially adversely affected.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plant.

Our success depends in part on our ability to attract and retain competent personnel. For our ethanol plant, we must hire qualified managers, operations personnel, accounting staff and others, which can be challenging in a rural community. Competition for employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire productive and competent personnel and retain our existing personnel, our business may be adversely affected and we may not be able to efficiently operate our ethanol business and comply with our other obligations.

Technology in our industry evolves rapidly, potentially causing our plant to become obsolete, and we must continue to enhance the technology of our plant or our business may suffer.

We expect that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our ethanol plant less efficient or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than we are able. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than those of our competitors, which could cause our ethanol plant to become uncompetitive.

Ethanol production methods are constantly advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical or thermal process, rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be financially competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our ethanol plant obsolete. Modifying our plant to use the new inputs and technologies would likely require material investment.

If ethanol fails to compete successfully with other existing or newly-developed oxygenates or renewable fuels, our business will suffer.

Alternative fuels, additives and oxygenates are continually under development. Alternative fuels and fuel additives that can replace ethanol are currently under development, which may decrease the demand for ethanol. Technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol, and our business, results of operations and financial condition may be materially adversely affected.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our debt level or our failure to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

As of October 31, 2008, our total long-term debt was approximately $64.9 million and did not have any balance outstanding  on our revolving line of credit. We had total available long-term borrowing capacity on our revolving term note of $3.4 million and total short-term borrowing capacity on our revolving line of credit of $7.1 million. We also may incur additional debt to fund operations at our plant or in connection with other development projects or acquisitions.

The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things:

•                  limiting our ability to obtain additional debt or equity financing;

•                  making us vulnerable to increases in prevailing interest rates;

•                  placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•                  subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation;

•                  limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business; and

•                  limiting our ability to make business and operational decisions regarding our business and our subsidiaries, including, among other things, limiting our ability to pay dividends to our members, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Only one of our governors and our interim chief financial officer has served as such with a company that is required to file reports under the Exchange Act. These reporting and other obligations will place significant demands on our management, administrative, operational, and accounting resources. As a result, we may not be able or qualified to efficiently manage our financial accounting and preparation of the Exchange Act reports. If we are unable to manage our financial accounting and prepare our Exchange Act reports, we may be exposed to significant liabilities and have difficulty raising additional capital.

Our failure to achieve and maintain effective internal controls over financial reporting may have a material effect on our business.

In connection with the audit of our financial statements for our fiscal year ended October 31, 2008, we have identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties, period-end closing procedures, and inadequate number of accounting department personnel. We have engaged and involved outside consultants with technical accounting expertise, as needed, to evaluate our internal control processes relating to these deficiencies and to recommend corrective action or controls to mitigate those deficiencies.  We have begun implementing, and intend to fully implement, corrective actions that we believe will mitigate the material weaknesses identified and described above.  Further, we intend to develop procedures for the testing of the controls implemented through these corrective actions to determine if the weaknesses have been remediated.

We cannot be certain that any steps we take to remediate these deficiencies will ensure that we implement and maintain adequate controls over our financial reporting processes. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting, which may impact the reliability of our financial reporting and financial statements

In the future we will be subject to Section 404 of the Exchange Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting and an attestation by our independent auditors on management’s assessments. In anticipation of these requirements, we are in the process of upgrading our systems, implementing additional financial and management controls, reporting systems and procedures, implementing an internal audit function and evaluating the necessity of hiring additional accounting, internal audit and finance staff. The requirements of Section 404 will place significant demands on our management and internal accounting and we cannot assure you that our efforts to comply with Section 404 will result in adequate internal controls.

If we fail to implement required, new, or improved controls, if we encounter difficulties in implementing internal controls, or if we fail to remediate any existing or future material weakness, we may not be able to timely and reliably report our financial information, which may result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. The existence of a material weakness in internal controls, difficulties in implementing appropriate internal controls, and the development and implementation of remediation plans may also result in increased expense associated with accounting, auditing and compliance professionals. Our inability to provide timely and reliable financial information and otherwise meet our reporting obligations could cause investors to lose confidence in our reported financial information. This inability could also damage our reputation with customers, suppliers, lenders, investors, and others.

Certain of our members exert significant influence over us. Their interests may not coincide with ours or the interests of our unitholders, and they may make decisions with which we or our unitholders may disagree.

As of January 1, 2009, Project Viking, LLC beneficially owned 21.8% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., our design-build firm. Project Viking, together with our executive officers and governors, together control approximately 25.8% of our outstanding units as of January 1, 2009. As a result, these unitholders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our units.

The interests of these members may not coincide with our interests or the interests of our other members. For example, Fagen, Inc. has invested and may continue to invest in a number of other ethanol producers, some of whom may compete with us. As a result of these and other potential conflicting interests, these existing members may make decisions with respect to us with which we or our members may disagree.

Because we are primarily dependent upon one product, our business is not diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers’ grains. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to produce and sell ethanol and distillers’ grains, or if the market for those products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.

Risks Related to the Units

There is no public market for our units and no public market is expected to develop.

There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as OTC Bulletin Board. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members’ investment in the units or may otherwise be unattractive to the member.

There are significant restrictions on the transfer of our units.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our board of governors. All transfers of units must comply with the transfer provisions of our Member Control Agreement and the unit transfer policy adopted by our board of governors. Our board of governors will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws. On November 5, 2008, our board of governors adopted a revised unit transfer policy. While the revised policy permits transfers of our units under certain circumstances, including certain transfers of units for value, there continue to be significant restrictions on transfer of our units. Among other things, the revised unit transfer policy places limits on the number of units that may be transferred during any fiscal year and requires the transferor and transferee to complete a unit transfer agreement and application form and submit these to us along with the required documents and an application fee. As a result, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.

A transferee may be admitted as a member only upon approval by the board of governors and upon satisfaction of certain other requirements, including the transferee meeting the minimum unit ownership requirements to become a member (which for our present units requires holding a minimum of 2,500 units). Any transferee that is not admitted as a member will be deemed an unadmitted assignee. An unadmitted assignee will be a non-member unit holder and will have the same financial rights as other unit holders, such as the right to receive distributions that we declare or that are available upon our dissolution or liquidation. As a non-member unit holder, an unadmitted assignee will not have the voting or other governance rights of members and will not be entitled to any information or accountings regarding our business or to inspect our books and records.

There is no assurance that we will be able to make distributions to our unit holders, which means that holders could receive little or no return on their investment.

Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our Member Control Agreement and restrictions imposed by our creditors. There is no assurance that we will generate any distributable cash from operations. Although our intention is to make cash distributions sufficient to discharge our members’ anticipated tax liabilities arising from any taxable income generated, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Consequently, members may receive little or no return on their investment in the units.

We may authorize and issue units of new classes which could be superior to or adversely affect holders of our outstanding units.

Our board of governors, upon the approval of a majority in interest of our members, has the power to authorize and issue units of classes which have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights, different from or superior to those of our present units. New units may be issued at a price and on terms determined by our board of governors. The terms of the units and the terms of issuance of the units could have an adverse impact on your voting rights and could dilute your financial interest in us.

Our use of a staggered board of governors and allocation of governor appointment rights may reduce the ability of investors to affect the composition of the board.

We are managed by a board of governors, currently consisting of eight elected governors and two appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the other members. The initial board designated from among themselves three classes of governors. The terms of the three classes of governors is staggered such that, beginning in 2008, our members will elect one-third (or as nearly as possible) of the non-appointed members of the board of governors annually. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.

The effect of these provisions may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of us and may discourage attempts to change our management, even if an acquisition or these changes would be beneficial to our members.

Our units represent both financial and governance rights, and loss of status as a member would result in the loss of the holder’s voting and other rights and would allow us to redeem such holder’s units.

Holders of units are entitled to certain financial rights, such as the right to any distributions, and to governance rights, such as the right to vote as a member. If a unit holder does not continue to qualify as a member or such holder’s member status is terminated, the holder would lose certain rights, such as voting rights, and we could redeem such holder’s units. The minimum number of units presently required for membership is 2,500 units. In addition, holders of units may be terminated as a member if the holder dies or ceases to exist, violates our Member Control Agreement or takes actions contrary to our interests, and for other reasons. Although our Member Control Agreement does not define what actions might be contrary to our interests, and our board of governors has not adopted a policy on the subject, such actions might include providing confidential information about us to a competitor, taking a board or management position with a competitor or taking action which results in significant financial harm to us in the marketplace. If a holder of units is terminated as a member, our board of governors will have no obligation to redeem such holder’s units.

Voting rights of members are not necessarily equal and are subject to certain limitations.

Members of our company are holders of units who have been admitted as members upon their investment in our units and who are admitted as members by our board of governors. The minimum number of units required to retain membership is 2,500 units. Any holder of units who is not a member will not have voting rights. Transferees of units must be approved by our board of governors to become members. Members who are holders of our present units are entitled to one vote for each unit held. The provisions of our Member Control Agreement relating to voting rights applicable to any class of units will apply equally to all units of that class. However, our Member Control Agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, LLC has the right to appoint two persons to our board pursuant to this provision. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be completely proportional to the number of units held. Cumulative voting for governors is not allowed, which makes it substantially less likely that a minority of members could elect a member to the board of governors. Members do not have dissenter’s rights. This means that they will not have the right to dissent and seek payment for their units in the event we merge, consolidate, exchange or otherwise dispose of all or substantially all of our property. Holders of units who are not members have no voting rights. These provisions may limit the ability of members to change the governance and policies of our company.

All members will be bound by actions taken by members holding a majority of our units, and because of the restrictions on transfer and lack of dissenters’ rights, members could be forced to hold a substantially changed investment.

We cannot engage in certain transactions, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, without the approval of our members. However, if holders of a majority of our units approve a transaction, then all members will also be bound to that transaction regardless of whether that member agrees with or voted in favor of the transaction. Under our Member Control Agreement, members will not have any dissenters’ rights to seek appraisal or payment of the fair value of their units. Consequently, because there is no public market for the units, members may be forced to hold a substantially changed investment.

Risks Related to Our Debt Financing

Our debt financing agreements contain restrictive covenants that limit distributions and impose restrictions on the use of working capital, and these restrictions could have a material adverse effect upon our business.

We must abide by the financial, maintenance, organizational, operational and other restrictive covenants contained in our master loan agreement with AgStar Financial Services, PCA (“AgStar”) and our other debt financing agreements, which may make it more difficult for us to operate. These covenants may have important implications on our operations, including, among other things:

•                  Limiting our ability to obtain additional debt or equity financing;

•                  Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•                  Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business; and

•                  Limiting our ability to make business and operational decisions regarding our business and our subsidiaries, including, among other things, limiting our ability to make distributions to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

If we are unable to comply with these covenants, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which would result in a material adverse effect upon our business.

Certain provisions of our master loan agreement with AgStar present special risks to our business.

As of October 31, 2008, our debt with AgStar consists of approximately $43.8 million in fixed rate obligations and $13.7 in variable rate obligations after giving effect to our election under our master loan agreement with AgStar to fix an interest rate of 6.58% on $45.0 million of our debt effective May 1, 2008 through April 30, 2011. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

Additionally, the principal and interest payments on our $57.5 term loan are calculated using an amortization period of ten years even though the note will mature on October 1, 2012, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $38.9 million in principal remaining under the term loan, without any additional payments that may be required under the master loan agreement. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

We also have a $4.5 million revolving term loan. As of October 31, 2008, we have used approximately $1.1 million of AgStar’s commitment under this loan. Beginning with October 1, 2008, and annually thereafter, AgStar’s commitment and the available amount of the loan decreases by $500,000 until October 2011. At October 31, 2007 and for the period of fiscal year 2008, the amount available under the revolving term note was $5,000,000.  The loan will mature on October 1, 2012. As with the term loan, at maturity we may attempt to extend, refinance, or obtain a new loan to repay any outstanding balance. We cannot assure you that any alternative will be sufficient for our needs, available in a timely manner or on terms and conditions acceptable to us or our members.

If we are unable to service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which would result in a material adverse effect upon our business.

Risks Related to Construction of the Ethanol Plant

Our ethanol plant is not complete under our design-build agreement with Fagen, Inc. because the warranties relating to air emissions has not been satisfied.

Our ethanol plant was constructed under a design-build agreement with Fagen, Inc. as the design-builder. As of October 31, 2008, $77.6 million has been paid and we have retained approximately $3.8 million in payments to Fagen, Inc. Final payment will be due when final completion of construction is achieved and when our plant satisfies the air emissions warranties specified in the design-build agreement. Under that warranty, Fagen, Inc. has warranted that within six months following the date of substantial completion, the emissions of our ethanol plant will meet the requirements of a synthetic minor source. In lieu of an amended permit, we are currently operating subject to a compliance agreement with the Minnesota Pollution Control Agency that specifies air emissions thresholds. Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”.

During June and July 2008, we completed air pollution control device testing to determine compliance with synthetic minor source thresholds. Some of these results have been provided to the MPCA, while others are still being processed. Additionally, we, with the ongoing assistance of Fagen, Inc., have conducted additional air emissions engineering testing under different conditions to determine relationships between optimum operating conditions and environmental compliance. Further testing is scheduled for early 2009 to gain real-time emission results to better tune operations and explore optimum emission controls. On December 19, 2008, a Major Air Permit Modification Application was submitted to MPCA. This modification application requests adjustment to certain permit conditions based on recent stack testing at the facility and a review of continuous emissions monitoring (CEMS) data from the bubbling fluidized bed boiler (BFB). This request for modification also seeks adjustments for other key components of plant operations.  At the current time, we continue to operate under the compliance agreement pending MPCA consideration for the submitted application.  We have experienced substantial delays in construction due to issues associated with the air emissions permit for our plant and we have incurred substantial additional costs associated with air emissions permitting. We may be required to incur additional costs to modify our plant to achieve compliance with the more stringent minor source emissions limits or to qualify our facility as a major emissions source. We also may experience increased costs of operations to comply with any air emissions permit we receive. Further, we cannot assure you when our plant will be complete under the design-build agreement or when we will remit the retainage to Fagen, Inc.

We may encounter defects in material, workmanship or design, which may hinder our ability to efficiently operate the ethanol plant.

If there are defects in material, workmanship or design in our ethanol plant, we will rely on Fagen, Inc. and ICM, Inc. to adequately address such deficiency. The performance guarantees and warranties we have received from Fagen are unsecured and we may not be able to recover any losses we sustain arising from such deficiencies. If Fagen and/or ICM were unable to correct such deficiency in an acceptable manner or without the financial resources to pay for such deficiency as may be required by our design-build agreement, we may be forced to halt or discontinue our production of ethanol, which could damage our ability to generate revenues.

Government and Regulatory Risks

Federal and state regulation heavily influence the ethanol industry and changes in government regulation that adversely affect the demand for or supply of ethanol will have a material adverse effect on our business.

Various federal and state laws, regulations and programs impact the supply of and demand for ethanol. Some government regulation, for example those that provide economic incentives to ethanol producers, stimulate supply of ethanol by encouraging production and the increased capacity of ethanol plants. Others, such as a federal excise tax incentive program that provides gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell, stimulate demand for ethanol by making it price competitive with other oxygenates. Further, tariffs generally apply to the import of ethanol from certain other countries, where the cost of production can be significantly less than in the U.S. These tariffs are designed to increase the cost of imported ethanol to a level more comparable to the cost of domestic ethanol by offsetting the benefit of the federal excise tax program. Tariffs have the effect of maintaining demand for domestic ethanol. Additionally, the federal government has established renewable fuels standard (RFS) programs, most recently under the Energy Independence and Security Act of 2007, that set minimum national standards for use of renewable fuels. The RFS and other state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand.

Federal and state laws, regulations and programs are constantly changing. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations and programs could impose more stringent operational requirements or could reduce or eliminate the benefits we receive, directly and indirectly, under current regulations and programs. Future changes in regulations and programs may increase or add benefits to ethanol producers other than us or eliminate or reduce tariffs or other barriers to entry into the U.S. ethanol market, any of which could prove beneficial to our competitors, both domestic and international. Future changes in regulation may also hurt our business by providing economic incentives to producers of other renewable fuels or oxygenates or encouraging use of fuels or oxygenates that compete with ethanol. In addition, both national and state regulation is influenced by public opinion and changes in public opinion. For example, certain states oppose the use of ethanol because, as net importers of ethanol from other states, the use of ethanol could increase gasoline prices in that state and because that state does not receive significant economic benefits from the ethanol industry, which are primarily experienced by corn and ethanol producing states. Further, some argue that the use of ethanol will have a negative impact on gasoline prices to consumers, result in rising food prices, add to air pollution, harm car and truck engines, and actually use more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. We cannot predict the impact that opinions of consumers, legislators, industry participants, or competitors may have on the regulations and programs currently benefiting ethanol producers.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, and the health and safety of our employees.

Some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification. These laws, regulations and permits may require pollution control equipment or operational changes to limit actual or potential impacts to the environment.

The costs associated with obtaining and complying with permits and complying with environmental laws have increased our costs of construction and production. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals and in July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Under the compliance agreement, we also agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”. We have submitted an amendment to our air permit as required under the compliance agreement and exclusively to comply with that agreement. However, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, particularly in light of recent changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source. Pending the resolution of this air permit issue, we continue to operate under the air emissions thresholds described in the compliance agreement in lieu of an amended permit. During June and July 2008, we completed air pollution control device testing to determine compliance with synthetic minor source thresholds. After this testing, we determined that corrective action required both changes in our operations and changes in the limitations under our permit. Since that time, we, with the ongoing assistance of Fagen, Inc., have conducted additional air emissions engineering testing under different conditions to determine relationships between optimum operating conditions and environmental compliance. Further testing is scheduled for early 2009 to gain real-time emission results to better tune operations and explore optimum emission controls. On December 19, 2008, we submitted a major air permit modification application to the MPCA. This modification application requests adjustment to certain permit conditions based on recent stack testing at the facility and a review of continuous emissions monitoring data from the bubbling fluidized bed boiler. This request for modification also seeks adjustments for other components of plant operations and production.  At the current time, we continue to operate under our compliance agreement pending MPCA consideration for the submitted modification application.

There can be no assurance that we will be able to comply with any of the conditions of the compliance agreement, any of our other permits, or with environmental laws applicable to us. However, if the requested air permit modification is granted without change by the MPCA, it will substantially increase our ability to operate consistently at or below limitations as a synthetic minor source. Compliance with these laws and permits could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. The resolution of our air emissions permit issue will likely involve significant management time and expense and may involve ongoing operational expense or further modifications to the design or equipment in our plant. There can be no assurance that we will succeed in our discussions with the MPCA to qualify our ethanol plant as a minor emissions source. A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or plant shutdown, any of which could have a material adverse effect on our operations.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, we maintain insurance coverage against some potential losses. However, losses could be sustained for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on our results of operations and our financial position.

Federal and state regulations affecting the operation of our ethanol plant are subject to future change. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the EPA and the MCPA depend heavily on administrative interpretations. We cannot assure you that future interpretations made by the EPA, or other regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations.

Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Tax Issues in a Limited Liability Company

EACH UNIT HOLDER SHOULD CONSULT THE INVESTOR’S OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL AND STATE TAX CONSEQUENCES OF AN INVESTMENT IN HERON LAKE BIOENERGY, LLC AND ITS IMPACT ON THE INVESTOR’S TAX REPORTING OBLIGATIONS AND LIABILITY.

If we are not taxed as a partnership, we will pay taxes on all of our net income and you will be taxed on any earnings we distribute, and this will reduce the amount of cash available for distributions to holders of our units.

We consider Heron Lake BioEnergy, LLC to be a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. If we are unable to maintain our partnership tax treatment or qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. We cannot assure you that we will be able to maintain our partnership tax classification. For example, there might be changes in the law or our company that would cause us to be reclassified as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes. Further, distributions would be treated as ordinary dividend income to our unit holders to the extent of our earnings and profits. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

Your tax liability from your allocated share of our taxable income may exceed any cash distributions you receive, which means that you may have to satisfy this tax liability with your personal funds.

As a partnership for federal income tax purposes, all of our profits and losses “pass-through” to our unit holders. You must pay tax on your allocated share of our taxable income every year. You may incur tax liabilities from allocations of taxable income for a particular year or in the aggregate that exceed any cash distributions you receive in that year or in the aggregate. This may occur because of various factors, including but not limited to, accounting methodology, the specific tax rates you face, and payment obligations and other debt covenants that restrict our ability to pay cash distributions. If this occurs, you may have to pay income tax on your allocated share of our taxable income with your own personal funds.

You may not be able to fully deduct your share of our losses or your interest expense.

It is likely that your interest in us will be treated as a “passive activity” for federal income tax purposes. In the case of unit holders who are individuals or personal services corporations, this means that a unit holder’s share of any loss incurred by us will be deductible only against the holder’s income or gains from other passive activities, e.g., S corporations and partnerships that conduct a business in which the holder is not a material participant. Some closely held C corporations have more favorable passive loss limitations. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. Upon disposition of a taxpayer’s entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

Interest paid on any borrowings incurred to purchase units may not be deductible in whole or in part because the interest must be aggregated with other items of income and loss that the unit holder has independently experienced from passive activities and subjected to limitations on passive activity losses.

You may be subject to federal alternative minimum tax

Individual taxpayers are subject to an “alternative minimum tax” if that tax exceeds the individual’s regular income tax. For alternative minimum tax purposes, an individual’s adjusted gross income is increased by items of tax preference. We may generate such preference items, the most significant of which is accelerated depreciation. Accordingly, preference items from our operations together with other preference items you may have may cause or increase an alternative minimum tax to a unit holder. You are encouraged and expected to consult with your individual tax advisor to analyze and determine the effect on your individual tax situation of the alternative minimum taxable income you may be allocated, particularly in the early years of our operations.

Preparation of your tax returns may be complicated and expensive.

The tax treatment of limited liability companies and the rules regarding partnership allocations are complex. We will file a partnership income tax return and will furnish each unit holder with a Schedule K-1 that sets forth our determination of that unit holder’s allocable share of income, gains, losses and deductions. In addition to United

States federal income taxes, unit holders will likely be subject to other taxes, such as state and local taxes, that are imposed by various jurisdictions. It is the responsibility of each unit holder to file all applicable federal, state and local tax returns and pay all applicable taxes. You may wish to engage a tax professional to assist you in preparing your tax returns and this could be costly to you.

Any audit of our tax returns resulting in adjustments could result in additional tax liability to you.

The IRS may audit our tax returns and may disagree with the positions that we take on our returns or any Schedule K-1. If any of the information on our partnership tax return or a Schedule K-1 is successfully challenged by the IRS, the character and amount of items of income, gains, losses, deductions or credits in a manner allocable to some or all our unit holders may change in a manner that adversely affects those unit holders. This could result in adjustments on unit holders’ tax returns and in additional tax liabilities, penalties and interest to you. An audit of our tax returns could lead to separate audits of your personal tax returns, especially if adjustments are required.

ITEM 1B.                                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                           PROPERTIES

We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed our ethanol plant, which also includes corn, coal, ethanol, and distillers’ grains storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters. Our address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175.

We also own elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota. The elevator and grain storage facilities at each location have grain handling equipment and both upright and flat storage capacity. The storage capacity of the Lakefield, Minnesota facility is approximately 1.9 million bushels and the storage capacity of the Wilder, Minnesota facility is approximately 900,000 bushels.

All of our real property is subject to mortgages in favor of AgStar Financial Services, PCA as security for loan obligations.

ITEM 3.                                           LEGAL PROCEEDINGS

None.

ITEM 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                                     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Although matching services may be available to help match buyers and seller of our units, there is no established public trading market for the units and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or over-the-counter securities market such as the OTC Bulletin Board.

As of January 1, 2009, there were 27,104,625 units outstanding, held of record by 1,098 persons. There are no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We have never declared any distributions. Our agreements with lenders currently materially limit our ability to make distributions to our members and these agreements are likely to limit materially the future payment of distributions. For a further description of these restrictions, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the notes to our audited consolidated financial statements. In September 2007, we began operation of our ethanol plant and began generating revenue. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments. If our financial performance and loan covenants further permit, we intend to make distributions in excess of those amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions.

Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

Securities Authorized for Issuance under Equity Compensation Plans

There are no “compensation plans” (including individual compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6.                                           SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for October 31, 2007 and 2008 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

This selected consolidated financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Fiscal Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Statement of Operations Data:
Revenues	$131,070,642	$23,560,498	$10,111,931
Cost of goods sold	114,411,541	24,313,695	9,818,395
Gross profit (loss)	16,659,101	(753,197)	293,536
Operating expenses	3,351,252	3,527,199	1,965,342
Operating income (loss)	13,307,849	(4,280,396)	(1,671,806)
Other income (expense)	(4,689,810)	(1,167,890)	1,030,661
Net income (loss)	$8,618,039	$(5,448,286)	$(641,145)

Weighted average units outstanding	27,104,625	26,361,406	23,129,554

Net income (loss) per unit — Basic and diluted	$.32	$(0.21)	$(0.03)

	As of
	October 31, 2008	October 31, 2007

Balance Sheet Data:
Assets:
Current assets	$27,223,185	$24,382,053
Property and equipment	103,882,039	108,852,921
Other assets	2,295,586	724,984
Total assets	$133,400,810	$133,959,958

Current liabilities	$23,552,096	$29,712,918
Long-term debt	59,265,534	62,281,899
Members’ equity	50,583,180	41,965,141
Total liabilities and members’ equity	$133,400,810	$133,959,958

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors” in Item 1A. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2008. Since our plant became operational in September 2007, the financial data derived from our operations and related production and sales data for the twelve months ended October 31, 2007 is not comparable to that of fiscal year ended October 31, 2008.  Accordingly, we do not provide a comparison of these elements of our financial results between the periods October 31, 2008 and October 31, 2007 in this report.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that was formed April 12, 2001 under the name “Generation II, LLC”. In June 2004, we changed our name to Heron Lake BioEnergy, LLC. We were formed for the purpose of constructing and operating a dry mill corn-based ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The plant was completed, and full-scale production of ethanol and distillers’ grains at the plant began, in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains locally, and throughout the continental United States.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2009, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2008, the market price of ethanol and corn were extremely volatile. The prices on the Chicago Board of Trade for ethanol reached a high of $2.95 per gallon and the price of corn reached $7.60 per bushel.  Prices of these commodities then fell significantly during the fourth quarter of our fiscal 2008. As of October 31, 2008, ethanol had fallen to $1.76 per gallon and corn prices fell to $4.02 per bushel.  The downward trend continued into the first quarter of fiscal 2009 with ethanol hitting a low of $1.37 per gallon and corn has averaged $3.74 per bushel.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” and “Item 1A. Risk Factors.”

Critical Accounting Estimates

We review long-lived assets and estimates related to inventory and forward purchase commitments for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate.

We reviewed our long-lived assets for impairment at October 31, 2008. As a result of this review and our related analysis, we believe our long-lived assets were not impaired as of October 31, 2008, as the carrying amounts of our long-lived assets exceeded their fair value.

We enter forward contracts for corn purchases to supply the plant.  These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential losses.  We have estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand at October 31, 2008 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses.  Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

Financial Summary and Discussion of the Fiscal Year Ended October 31, 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2008:

	2008
Income Statement Data	Amount	%
Revenues	$131,070,642	100.0

Cost of Goods Sold	114,411,541	87.3

Gross Margin	16,659,101	12.7

Selling, General, and Administrative Expenses	3,351,252	2.5

Operating Income	13,307,849	10.2

Other Expense	(4,689,810)	(3.6)

Net Income	$8,618,039	6.6

Revenues

As previously noted, commercial production of fuel ethanol and distillers’ grains began in September 2007. Accordingly, our first full year of revenues from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant occurred during the fiscal year ended October 31, 2008. Ethanol revenues during the period ended October 31, 2008 were approximately $101.8 million, comprising 78% of our revenues. All sales of ethanol were made pursuant to the terms of our ethanol marketing agreement with RPMG, Inc. Under the agreement, RPMG must use its best efforts to market all ethanol produced by our ethanol plant pursuant to a pooled marketing arrangement. We receive a price equal to the actual pooled price received by RPMG, less the expense of distribution and a marketing fee charged per gallon of ethanol sold. For the year ended October 31, 2008, we sold approximately 48.4 million gallons of ethanol at an average price of $2.10 per gallon. For the 2008 fiscal year, we believe that the number of gallons of ethanol sold were affected by the plant’s productivity that was impacted by scheduled and unscheduled downtime during the year, including as a result of testing and process changes relating to our air emissions. Further, the price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil.  Gasoline consumption was volatile during the fiscal year as the price for crude oil fluctuated radically.  The price was also affected by federal RFS blending mandates.

We may hedge anticipated ethanol sales through a variety of mechanisms. We market all of our ethanol through RPMG, Inc., which is obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by RPMG, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.  For the year ended October, 31, 2008, we recorded gains of $3.6 million related to derivative instruments.  There are timing differences in the recognition of gains on derivatives as compared to the corresponding sale of ethanol.  As such, the gains recognized could be associated with related sales in fiscal years 2007, 2008 or 2009.

Ethanol prices reached $2.95 per gallon in July 2008, but have declined substantially since that time.   Lower ethanol prices continued into the first quarter of fiscal 2009, and we expect to see continuing fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard’s blending requirements, the supply is also expected to increase as additional production facilities are completed. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages.

Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

Total sales of DGS during fiscal year 2008 equaled approximately $18.2 million, comprising 14% of our revenues. Under a marketing agreement with CHS, Inc., CHS markets and sells all distillers’ grains produced by our ethanol plant. Under the terms of the agreement, we receive a price equal to the selling price, less a charge of 2% or 4% of the price for distillers’ grains and a fee of $2.00 per ton of solubles, less the cost of delivering the product to the customer.   In fiscal year 2008 we sold approximately 113,000 tons of dried distillers’ grains at an average price of approximately $147 per ton. In fiscal year 2008 we sold approximately 32,000 tons of modified wet distillers’ grains at an average price of approximately $48 per ton.

Similarly, the prices for DGS increased significantly during the first three quarters of fiscal 2008, due to the rising price of corn, soybean meal, and other animal feed proteins that are substitutes for DGS. However, during the last quarter of fiscal 2008, decreasing corn prices placed downward pressure on DGS prices. In addition, the average price we received for our DGS in fiscal 2008 was limited by forward wet distillers grains contracts locking in a portion of our DGS prices.

Prices for distillers’ grains are affected by a number of factors beyond our control such as the supply of and demand for distillers’ grains as an animal feed and prices for competing feeds. We believe that current market prices for distillers’ grains are approaching levels that can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and distillers’ supplies increase due to growth in the ethanol industry, distillers’ grains prices may decline.

Cost of Goods Sold

Cost of goods sold during the year ended October 31, 2008 was $114,411,541 million, representing 87% of total revenues. Cost of goods sold consists primarily of the costs of corn, coal, depreciation, electricity and denaturant.  We use approximately 1.5 million bushels of corn and 8,000 tons of coal per month at our ethanol plant. We contract with local farmers and elevators for our corn supply and secure coal under our agreement with Northern Coal Transport Company.  Corn prices on the Chicago Board of Trade reached $7.60 per bushel during mid-summer of 2008. Prices declined significantly since that time, but the average price paid for corn during the fiscal year ended October 31, 2008 was $4.78 per bushel

The cost of both corn and coal fluctuates based on supply and demand which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn, coal and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At October 31, 2008, none of our derivative contracts were designated as hedges and, as a result, changes to the market values of these contracts are recognized as an increase or decrease to our costs of goods sold. For the year ended October 31, 2008, we recognized a gain of approximately $6.3 million with respect to these contracts, which decreased costs of goods sold during the period by this amount.

The Company has forward contracts in place for corn purchases of approximately $31,663,000 through October 2009, which represents approximately 38% of the Company’s anticipated purchases in fiscal 2009. Currently, some of these corn contract prices are above current market prices for corn.  Given the recent declining price of corn and ethanol, upon taking delivery under these contracts, the Company would incur a loss.  Accordingly, the Company recorded a loss on these purchase commitments of approximately $7,123,000 at October 31, 2008.  The loss, along with a write down of inventory on hand of $1,628,000, was recorded as a lower of cost or market adjustment on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.  Based on the positions at October 31, 2008, further adverse price changes of 10% in the price of ethanol and corn subsequent to year-end would result in additional losses of approximately $1,254,000.

In order to mitigate risk associated with price fluctuations of coal, The Company has entered into coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation.

Selling, General, and Administrative Expense

Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses decreased in fiscal year 2008 as compared to fiscal year 2007 by approximately $192,000 to $3.3 million or 2.5% of total revenues.  The decrease is due, in part, to increased expenses in fiscal year 2007 resulting from the delayed production start date.

Operating Income

Our income from operations for fiscal year 2008 totaled approximately $13.3 million, compared to an operating loss of approximately $4.3 million for fiscal year 2007. This change was a result of our transition from a development stage company to an operational company.

Other Income and (Expense)

Other income and expense consists primarily of interest expense of approximately $4.81 million. Interest expense consists primarily of interest payments under our agreements with AgStar Financial Services, PCA (“AgStar”). Also included in other income and expense were interest income and other income totaling approximately $118,000.

Year Ended October 31, 2007 Compared to Year Ended October 31, 2006

Executive Summary of Fiscal Year 2007. Our business activity for the first ten months of fiscal year 2007 consisted of financing and overseeing the design and construction of our ethanol plant, which was originally scheduled to start production as early as May 2007. On September 21, 2007, after significant delays in start up of the plant primarily due to construction and permitting issues, we began producing ethanol. We began selling ethanol and co-products in October 2007. In anticipation of start up of the plant, we purchased corn to be used in production and hired additional personnel. With the delay of start up of the plant, we sold corn that would otherwise have been used in production to free up storage for the corn we were required to purchase under our commitments. Additionally, as a result of the delay, increased labor costs and expense were not immediately offset by corresponding revenue, which resulted in overall higher than anticipated expenses and a negative gross profit margin.

Highlights for the year ended October 31, 2007 are as follows:

•                 We completed construction of our ethanol plant during the fourth quarter of fiscal year 2007 and our ethanol plant began operations on September 21, 2007.

•                 From September 21, 2007 until the end of fiscal year 2007, revenue from sales of ethanol and distillers’ grains was approximately $6.8 million.

•                 Revenue for fiscal year 2007 increased by approximately $13.4 million to approximately $23.6 million.

•                 Our net loss increased by approximately $4.8 million from approximately $0.6 million in fiscal year 2006 to approximately $5.4 million in fiscal year 2007.

•                 Loss per unit increased from $0.03 per unit in fiscal year 2006 to $0.21 per unit for fiscal year 2007.

Revenue. Revenue increased by approximately $13.4 million, or 133%, from approximately $10.1 million in fiscal year 2006 to approximately $23.6 million in fiscal year 2007. Of the total revenue increase, approximately $6.3 million was attributable to ethanol sales, approximately $439,000 to distillers’ grain sales, and approximately $6.7 million in grain and other revenue. There was no revenue from the sale of ethanol or distillers’ grains in fiscal year 2006.

Ethanol Revenue — Our plant started production in September 2007. Our ethanol was first sold in October 2007, the last month of our fiscal year. From the start of production to the end of our fiscal year 2007, we sold approximately 4.0 million gallons of ethanol at an average price of $1.57 per gallon.

Distillers’ Grains — We first sold distillers’ grains in October 2007. We sold approximately 3,000 tons of dried distillers’ grains at an average price of approximately $100 per ton. We sold approximately 7,000 tons of modified wet distillers’ grains at an average price of approximately $19 per ton. We continually review market pricing, storage availability and shelf life of product to determine the best production mix of dried distillers’ grains and modified wet distillers’ grains at any given time. For the period of production during fiscal year 2007, our product mix was negatively affected by issues associated with start up as we focused on producing ethanol as our main product, operational issues with our distillers’ grains dryer, and increased supply of modified wet distillers’ grains in local markets that depressed prices for modified wet distillers’ grains.

Grain and Other Revenue — Grain and other revenue consist of revenue from the sale of grains, primarily corn and soybeans, sales of gasoline and diesel, and revenue from grain related services, such as storage and drying. For fiscal year 2007, revenue from sales of grain and other sources was $16.8 million as compared to $10.1 million in fiscal year 2006. The sale of grain accounted for a majority of this revenue in both fiscal year 2007 and 2006. The increase in revenue from the sale of grain in fiscal year 2007 as compared to fiscal year 2006 was the result of both an increased number of corn bushels sold by approximately 27.3% and an increase in the average price of corn sold from $1.91 to $3.50 per bushel. Because operations began nearly five months later than anticipated, we sold corn that we would have used in ethanol production to create storage as we fulfilled our ongoing corn purchase commitments, which resulted in the increased number of bushels sold in fiscal year 2007. The increased price per bushel of corn was due to market factors. However, with the start-up of our ethanol plant, our primary use of the corn we purchase will be to produce ethanol. Grain and other revenue are and will be insignificant as compared to the sale of our primary product, ethanol and its co-product, distillers’ grains.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of corn, coal, depreciation, electricity and denaturant. Cost of goods sold increased from approximately $9.8 million in fiscal 2006 to approximately $24.3 million in fiscal 2007. This represented an increase of $14.5 million, or 148%. Of this increase, approximately $8.0 million was related to the sale of ethanol and distillers’ grains in October 2007. The remaining increase of approximately $6.5 million was related to the sale of corn and other sales. Within the $6.5 million increase was approximately a $1.9 million increase in the recognition of derivative losses, which totaled $2.6 million in fiscal year 2007 as compared to $0.7 million in fiscal year 2006.

We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold at the end of each financial reporting period. This method of recognition is referred to as “mark to market”. As corn prices fluctuate, the value of our derivative instruments are impacted and, at the end of each financial reporting period, these fluctuations result in recognition of a gain or loss impacting cost of goods sold.

Corn is a market based commodity whose price can vary widely due to supply and demand circumstances, influenced by such factors as planting intentions, weather patterns, and foreign export demand. Our hedging strategies and instruments relating to corn affect our cost of goods sold. We recognize gains or losses on corn hedging instruments at the end of each financial period in cost of goods sold. One of our strategies to control cost of goods sold focuses on utilizing our corn storage capacity to manage the number of bushels and the purchase price of corn to be used in our ethanol plant. In order to reduce the pricing risk, we may use a significant portion of the 2.8 million bushels of space provided by our elevator facilities as a means of mitigating the more limited storage space at the ethanol plant, which totals 500,000 bushels. By having this space available, we have more flexibility in the timing of our corn procurement needs and the use of derivative instruments such as forward purchases, futures, and option contracts to manage our corn costs.

Gross Profit. Gross profit decreased from a gross profit of approximately $0.3 million in fiscal 2006 to a loss of approximately $0.8 million in fiscal year 2007.

Overall gross profit was negatively impacted in fiscal year 2007 by derivative losses of approximately $2.7 million in 2007 as compared to a loss of approximately $0.7 million in 2006, and an unfavorable mix between dried distillers’ grains and modified wet distillers’ grains affecting our revenue from distillers’ grains.

Operating Expenses. Operating expenses increased approximately $1.6 million to approximately $3.5 million for fiscal 2007 from approximately $1.9 million for fiscal 2006. The increase was primarily the result of increases in salaries and wages of $678,000, consulting and professional fees of approximately $336,000, repair and supply items of $180,000, depreciation and amortization of $114,000, and insurance of $80,000. The increase in operating expenses in fiscal year 2007 as compared to fiscal year 2006 was primarily attributable to delays in start up of our ethanol plant. Anticipating start up as early as May 2007, we hired plant and other employees earlier in the year and we also experienced increased expenses associated with addressing construction and permitting delays.

Other Income (Expense). Interest income decreased from approximately $995,000 in fiscal 2006 to approximately $9,000 in fiscal 2007. This decrease was primarily due to equity funds being invested in property and equipment in fiscal 2007 rather than being held as cash and equivalents.

Prior to production, interest costs were being capitalized as part of property and equipment cost. With the commencement of production, interest is recognized as interest expense. Therefore, interest expense increased from approximately $77,000 in fiscal 2006 to approximately $1.2 million in fiscal 2007. Of this increase, approximately $732,000 was due to increased borrowings, primarily to finance inventory costs. The remaining increase of $372,000 was due to commencement of ethanol operations.

Net Income (Loss). For fiscal year 2007, our net loss was approximately $5.4 million as compared to a net loss of approximately $641,000 in fiscal year 2006. The increase in net loss was primarily attributable to increased cost of goods sold and operating expenses. While we generated significantly more revenue in fiscal year 2007 as compared to fiscal year 2006, cost of goods sold exceeded revenue for fiscal year 2007 by 3%, whereas cost of goods sold was less than revenue for fiscal year 2006 by 3%. Costs of goods sold were significantly higher in fiscal year 2007 as compared to fiscal year 2006 due to derivative losses of approximately $2.7 million in 2007 as compared to derivative losses of approximately $0.7 million in 2006. In addition we hired more employees in anticipation of start-up of our ethanol plant as early as May 2007 and experienced delays in start-up in fiscal year 2007. Additionally, in fiscal year 2007, we had other expense of approximately $1.2 million as compared to other income of $1.1 million in fiscal year 2006.

Liquidity and Capital Resources

Through fiscal 2008, our principal sources of liquidity consisted primarily of cash flow from operations and proceeds from borrowings under our loan agreements with AgStar Financial Services, PCA (“AgStar”). Secondarily, we received proceeds from our shared savings contract and related escrow agreement with Interstate Power and Light Company and loan proceeds from a secured promissory note from Federated Rural Electric Association.

Our primary uses of liquidity prior to start up on September 21, 2007 were the use of cash to construct the plant, fund pre-startup costs, service debt, and for general corporate purposes. For fiscal year 2008, our primary uses of liquidity were to service debt and general corporate purposes.

As of October 31, 2008, we had cash and cash equivalents (other than restricted cash) of approximately $11.4 million and total assets of approximately $133.4 million. As of October 31, 2008, we had approximately $1.0 in cash that is restricted.  We are periodically required to maintain cash balances at our broker related to derivative instrument positions.  In addition, at October 31, 2008, we maintained restricted cash of approximately $1,472,000 related to equipment costs financed through an alternative savings plan with a utility company.  We expect that our existing funds, when combined with anticipated revenues generated from the sale of ethanol and distillers’ grains produced at our plant, will meet our operations, working capital and capital resources needs for at least the next twelve months. However, there is no assurance that our cash, cash generated from operations and, if necessary, available borrowing under our agreement with AgStar, will be sufficient to fund our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, coal and other inputs, are greater than anticipated.  Due to current volatility in the ethanol and corn markets, our future profit margins might be tight or not exist at all.

As of October 31, 2008, we have retained approximately $3.8 million in payments to Fagen, Inc. under our design-build agreement relating to our plant. Final payment will be due when final completion of construction is achieved and when our plant satisfies the air emissions warranties specified in the design-build agreement. Under that warranty, Fagen, Inc. has warranted that within six months following the date of substantial completion, the emissions of our ethanol plant will meet the requirements of a synthetic minor source.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31
	2008	2007	2006
Net cash provided by (used in) operating activities	$23,193	$(12,721)	$(1,956)
Net cash used in investing activities	(1,436)	(4,175)	(36,316)
Net cash provided by (used in) financing activities	(13,492)	17,362	776
Net increase (decrease) in cash and equivalents	$8,265	$466	$(37,496)

During fiscal 2008, we were not in compliance with a covenant of our loan agreements with AgStar requiring the submission of quarterly financial statements within 30 days of the end of each quarter. However, AgStar waived these events of non-compliance with this covenant. Other than this covenant relating to delivery of financial statements, we were in compliance with the covenants of our loan agreements with AgStar during fiscal year 2008.

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

Operating Activities – We generated approximately $23 million from operating activities in fiscal year 2008 compared to fiscal year 2007 during which we used approximately $13 million for operating activities. This increase of approximately $36 million was due to a number of factors. Contributing to the net increase were the following:

(1)                                Net income was $8.6 million for the year ended October 31, 2008 compared to a net loss of $5.4 million for year ended October 31, 2007.

(2)                                Depreciation and amortization expense for the year ended October 31, 2008 as compared to the year ended October 31, 2007 increased $ 4.4  million to $5.7 million.

(3)                                As of October 31, 2007, we had used cash to purchase inventory in the amount of $19 million compared to October 31, 2008 at which time inventory levels were reduced to $9.6 million.

(4)                                Cash was used during the year ended October 31, 2008 to reduce accounts payable by $3.6 million compared to an increase of accounts payable for the year ended October 31, 2007 of $7.7 million.

Investing Activities—During the year ended October 31, 2008, we used $1.4 million for investing activities compared to $4.2 million used during the year ended October 31, 2007. This difference is due, primarily, to a reduction of capital expenditure-following completion of our plant.

Financing Activities—We used $13.5 for financing activities for the year ended October 31, 2008 as compared to the year ended October 31, 2007 during which we raised $17.4 million in cash through financing activities. Contributing to the change were the following:

(1)                                We repaid $7.0 million on our line of credit with AgStar in fiscal year 2008 compared to advances on the line of credit of $6.1 million in fiscal year 2007.

(2)                                We received loan proceeds of $4.2 million in 2007 from a related party for our purchase of corn inventory and retention of previously purchased corn inventory until our plant was operating. That note was paid in full in fiscal year 2008.

(3)                                We paid down a net of $1.8 million on long term debt in fiscal year 2008 compared to repayment of $0.3 million in fiscal year 2007.

(4)                                We received $7.5 million in proceeds from the sale of equity in 2007. There were no such proceeds in fiscal year 2008.

At October 31, 2008, we had cash balances of approximately $11.4 million. In addition, we had approximately $3.8 million of long-term borrowing capacity and $7.1 million of short term borrowing capacity, net of outstanding letters of credit.

Year Ended October 31, 2007 Compared to Year Ended October 31, 2006

Operating Activities – We used approximately $12.8 million in operating activities in fiscal 2007 compared to using approximately $2.0 million in fiscal 2006. This increase of approximately $10.8 million was due to a number of factors. Contributing to the increase were the following:

(1)                                Our net loss for the year ended October 31, 2007 increased by $4.8 million compared to the year ended October 31, 2006. The increase in net loss can be attributed to delays in start-up of the ethanol plant and hedging losses of approximately $2.6 million.

(2)                                We used cash to increase our inventories in fiscal year 2007 by $14.8 million in expectation of starting the plant.

(3)                                In addition, accounts receivable and derivative instruments decreased by approximately $1.6 million and approximately $0.9 million, respectively.

(4)                                Increases in accounts payable, as well as depreciation and accrued expenses, offset a portion of the increases in current assets.

Investing Activities – We used approximately $4.2 million in investing activities in fiscal 2007 compared to $36.3 million in fiscal 2006. The net decrease of $32.1 million was due to property and equipment purchases being financed in 2006 equity proceeds, whereas the property and equipment purchases were primarily financed with debt in fiscal 2007.

Financing Activities – Cash provided by financing activities increased by $16.6 million in fiscal 2007 compared to fiscal 2006. Contributing to the increase were the following:

(1)                                We received proceeds of approximately $10.3 million of term debt in fiscal 2007 compared to approximately $0.8 million in fiscal 2006. Of this activity, $4.2 million was borrowed from a major investor to assist in the carrying of corn inventory until our plant was operating.

(2)                                We received proceeds from the issuance of equity of approximately $7.7 million in fiscal 2007, of which $7.5 million of funds received were from a major existing investor and $180,000 were proceeds from the exercise of warrants issued to our governors. We received no proceeds from the sale of equity in fiscal 2006.

In addition to the cash activity described above, we had significant non-cash increases in property and equipment that were financed with construction payables of approximately $4.2 million and long-term debt of approximately $55.1 million.

At October 31, 2007, we had a $5.3 million deficiency in working capital. Of this deficiency, $4.1 million was due to construction retainage and payables, which we anticipate satisfying primarily from resources available from our long-term borrowing capacity when certain warranties are met. We had an additional $2.7 million in current maturities of long-term debt at October 31, 2007, which we anticipate satisfying from operations in fiscal 2008.

At October 31, 2007, we had cash balances of approximately $3.1 million. In addition, we had approximately $3.9 million of long-term borrowing capacity and $126,000 of short term borrowing capacity, net of outstanding letters of credit.

Off Balance-Sheet Arrangements

We have no off balance-sheet arrangements.

Credit Arrangements

Credit Arrangements with AgStar

On September 29, 2005, we entered into a credit agreement with AgStar Financial Services, PCA (“AgStar”)  establishing a senior credit facility for construction of the plant in the amount of $59,583,000. Simultaneously, we and AgStar entered into a Second Supplement that provided for a revolving loan in the amount of $2,000,000 to provide for general, corporate and operating expenses. In December 2006, the construction loan was amended to increase the amounts available up to $64,583,000. The construction loan converted to a $59,583,000 term note and a $5,000,000 revolving term note in October 2007.

The term note required interest only payments from November 2007 to April 2008 at the one-month LIBOR plus 3.25%, which totaled 5.739% and 9.07% at October 31, 2008 and 2007, respectively. In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45,000,000 of the note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on LIBOR. We will make equal monthly payments of principal and interest of approximately $702,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to the lending institution until we need a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

As of October 31, 2008, we have used approximately $1.1 million of AgStar’s commitment under the revolving term note.  Beginning with October 1, 2008, and annually thereafter, AgStar’s commitment and the available amount of the loan decreases by $500,000 until October 2011. The term note and revolving term note will mature on October 1, 2012.

We also have a line of credit for up to $7,500,000 with AgStar, subject to certain borrowing base requirements, due November 2009. Amounts available under the line of credit are reduced by outstanding standby letters of credit. Interest accrues on borrowings at the one month LIBOR plus 3.25%, which totaled 5.74% and 9.07% at October 31, 2008 and 2007, respectively. We must pay a 0.25% commitment fee on the average daily unused portion of the line of credit. At October 31, 2008 and 2007, outstanding borrowings on the line of credit were none and $6,974,235, respectively. We have outstanding standby letters of credit of $400,000 at October 31, 2008, which expired in November 2008.

AgStar has been granted a security interest in substantially all of the assets of Heron Lake BioEnergy and its subsidiary, Lakefield Farmers Elevator, LLC. We also assigned to AgStar our interest in our agreements for the sale of ethanol and distillers grains, and for the purchases of coal, corn and electricity, as well as our design-build agreement with Fagen, Inc.  AgStar also received a mortgage relating to our real property and that of Lakefield Farmers Elevator.  Roland J. (Ron) Fagen personally guarantees our obligations under the credit agreement with AgStar, up to a maximum of $3,740,000, through a personal guaranty.  Mr. Fagen did not, and has not, received any consideration from us for acting as guarantor.  Fagen, Inc. also guaranteed a portion of our indebtedness to AgStar, but this guarantee was eliminated effective October 1, 2007.  The guaranty agreements specify certain events of default, including: material breaches of representations and warranties; failure to perform or comply with any covenant or agreement in the guaranty agreement; or the occurrence of an event of default under the master loan agreement or other loan documents.

During the term of the loans, we are subject to certain financial loan covenants consisting of minimum working capital, minimum debt coverage, and minimum tangible net worth. After the construction phase, we are only allowed to make annual capital expenditures up to $500,000 annually without prior approval. The loan agreements also impose restrictions on our ability to make cash distributions to our members.

Upon an occurrence of an event of default or an event that will lead to our default, AgStar may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.

As of October 31, 2008, we estimate the fair value of our credit arrangements with AgStar to approximate the $60.7 million carrying value based on the variable interest rate debt. The fair value of the debt may fluctuate to the extent that interest rates are fixed and the current fair value rates are more or less than the fixed rate. While the debt markets have experienced significant volatility recently, our long-term debt with AgStar matures in October 2012 and we do not believe we are exposed to any unusual liquidity risks given the long-term nature of our debt. The market conditions for credit at the time of maturity of our debt in 2012 will determine our ability to refinance our debt and the terms associated with refinancing.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2008, there was a total of $3.9 million in outstanding water revenue bonds and we classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

In November 2007, we entered into a shared savings contract with Interstate Power and Light Company (“IPL”), our electrical service provider. Under the agreement, IPL is required to pay $1,850,000 to fund project costs for the purchase and installation of electrical equipment. In exchange, we are required to share a portion of the energy savings with IPL that may be derived from the decreased energy consumption from the new equipment. We are required to pay IPL approximately $30,000 for the first thirteen billing cycles, $140,000 at the end of the thirteenth billing cycle, and thereafter, approximately $30,000 for the remainder of the billing cycles. These amounts represent IPL’s portion of the shared savings. We also granted IPL a security interest in the electrical equipment to be installed on our site. The shared savings contract expires December 31, 2012.

In connection with the shared savings contract, IPL deposited $1,710,000 of the $1,850,000 in an escrow account on our behalf and we received the remaining $140,000 as cash proceeds. The escrow account expires at the same time as the shared savings contract or a termination by IPL of the escrow arrangement, at which time any remaining funds will be distributed to IPL. We earn interest at a rate of 4.2% on the funds escrowed and we pay a rate of interest of 1.5% on the funds deposited into escrow. Each month, a distribution from the escrow account is made to IPL to pay its portion of the shared savings under the shared savings contract.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note.

Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Annual Report on Form 10-K beginning at the “F” page noted:

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We maintain such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

Our Chief Executive Officer, Robert J. Ferguson, and Interim Chief Financial Officer, Brett L. Frevert have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon their review, they have concluded that the corrective actions in place will alleviate the weaknesses and ensure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of the internal control deficiencies and improvements to the internal control environment as described below.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

In connection with the audit of our financial statements for our fiscal year ended October 31, 2008, we have identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties, period-end closing procedures, and inadequate number of accounting department personnel. We have engaged and involved outside consultants with technical accounting expertise, as needed, to evaluate our internal control processes relating to these deficiencies and to recommend corrective action or controls to mitigate those deficiencies.  We have begun implementing, and intend to fully implement, corrective actions that we believe will mitigate the material weaknesses identified and described above.  Further, we intend to develop procedures for the testing of the controls implemented through these corrective actions to determine if the material weaknesses have been remediated.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of governors manages our business and affairs. Under our Member Control Agreement, the board of governors will consist of not less that seven nor more than eleven governors. Currently, our board of governors consists of ten governors.

Under our Member Control Agreement, a member and its affiliates holding nine percent or more of the units outstanding are entitled to appoint one governor to the board for every 9% of our units held. Project Viking, LLC, which holds 21.8% of our outstanding units as of January 1, 2009, has appointed two governors under this provision: Brian D. Thome and David M. Reinhart. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor. A member that is entitled to appoint one or more governors under the appointment right provided in the Member Control Agreement and such member’s affiliates are not entitled to vote for the election of governors by the members. Currently, Project Viking, LLC and its affiliates are not entitled to vote in the election of governors.

All governors named below were appointed as initial board members at the time of our formation in April 2001. In order to preserve continuity of governance and harmonious transition from the initial board, the initial board designated from among themselves three classes of governors to serve staggered terms so that members will elect one-third (or as nearly as possible) of the non-appointed members of the board of governors annually. At the Annual Meeting of Members held on March 29, 2008 members first elected Robert J. Ferguson, David J. Woestehoff and Timothy O. Helgemoe to serve three year terms expiring at the Annual Meeting of Members in 2011.

The names, ages, addresses, terms, expiration dates and certain biographical information regarding our current governors and executive officers are set forth below.

Name	Age	Position	Term Expires/Appointed

Doug Schmitz	45	Governor, Vice Chairman of the Board	Term expires 2009

Robert J. Wolf	55	Governor	Term expires 2009

David J. Bach	47	Governor	Term expires 2009

Michael S. Kunerth	40	Governor, Board Treasurer	Term expires 2010

Milton J. McKeown	62	Governor	Term expires 2010

Robert J. Ferguson	59	Governor, Chairman of the Board, President and Chief Executive Officer	Term expires 2011

David J. Woestehoff	38	Governor, Board Secretary	Term expires 2011

Timothy O. Helgemoe	42	Governor	Term expires 2011

David M. Reinhart	59	Governor	Appointed

Brian D. Thome	35	Governor	Appointed

Brett L. Frevert	46	Interim Chief Financial Officer

Doug Schmitz. Mr. Schmitz attended Willmar Community College in Willmar, Minnesota, and majored in Ag Business. Doug is a third generation farmer who has been farming with his brother since 1988. In addition to agriculture, Mr. Schmitz owns and operates Schmitz Grain, Inc., which was purchased from his father in 1991. Schmitz Grain has three locations in southwestern Minnesota and provides services to area farmers in grain merchandising, custom drying, feed sales, seed sales and fertilizer and chemical application. He also currently serves on the board of two privately-held companies: Agri-Tech Systems, Inc. located in Las Vegas, Nevada, and United Ag Resources of Slayton, Minnesota.

Robert J. Wolf. Since 1994, Mr. Wolf has owned and operated County Seed, Inc. He is currently a director of the Nobles County Corn & Soybean Association, and is a member of Minnesota Corn Growers Association and Minnesota Soybean Association. He is a Certified Crop Advisor and is a member of Knights of Columbus. Mr. Wolf received an Associate of Arts Degree in Ag Business from Worthington Community College in Worthington, Minnesota.

David J. Bach. Mr. Bach was raised on a family farm and has been farming full-time since 2001. From 1987 to 2001, Mr. Bach was employed at Pillsbury/Green Giant in Le Sueur, Minnesota. During his time at Pillsbury/Green Giant, Mr. Bach held primarily supervisory positions and was most recently the Ag Research Station Coordinator. He graduated from the University of Minnesota in St. Paul with a B.S. degree in Agronomy.

Michael S. Kunerth.  Mr. Kunerth has operated a corn and soybean farm in Brewster, Minnesota since 1990. Since 1992, Mr. Kunerth has also operated a retail seed service business. Since 1994, Mr. Kunerth has also served as the Clerk of Graham Lakes Township. He holds a B.S. Degree in Business Management from St. John’s University, Collegeville, Minnesota.

Milton J. McKeown. From 1991 to his retirement in October 2006, Mr. McKeown managed the Heron Lake Insurance Agency. While he is currently retired, Mr. McKeown is active in community affairs. In addition to serving on our board of governors, Mr. McKeown is currently a board member of the Southwest Minnesota Workforce Council. Mr. McKeown graduated from Dakota State University with a B.S. degree in Industrial Arts.

Robert J. Ferguson. Since 1972, Mr. Ferguson has farmed near Heron Lake, Minnesota. Mr. Ferguson is a Jackson County Commissioner and serves on the Jackson County Planning and Zoning board and the Prairieland Economic Development board. In addition, Mr. Ferguson is a member of the Chief Elected Officials board for the Private Industry Council and President of Heron Lake Development Corporation. He is a member of the Jackson County Corn and Soybean Associations, and the Heron Lake /Okabena Community Club. Mr. Ferguson attended Worthington Community College to pursue his associate of arts degree in business administration but just after graduation was drafted by the U.S. Army to serve in the Vietnam War.

David J. Woestehoff. Mr. Woestehoff operates grain farming operations in Belle Plaine, Minnesota and Arlington, South Dakota. Mr. Woestehoff is also the founder and 50% owner of Brewery Hill Grain Company, which operates independent grain elevators in Cleveland and Le Sueur, Minnesota. Mr. Woestehoff also serves on various committees at First Lutheran Church in Le Sueur, Minnesota. Mr. Woestehoff graduated from the University of Wisconsin in 1990 with a B.S. degree in Agricultural Business and minors in Economics and Animal Science.

Timothy O. Helgemoe. Mr. Helgemoe is a fifth generation farmer who has been farming with his brother since 1993. In addition to raising corn, soybeans, and custom farming, Mr. Helgemoe has owned and operated Helgemoe Bros, Inc., a local trucking business, since October 1999. Mr. Helgemoe received his B.S. degree with an emphasis in dairy from the University of Minnesota.

David M. Reinhart. Since 1975, Mr. Reinhart has operated family-owned supermarkets in Guthrie Center, Panora, and Stuart, Iowa. Mr. Reinhart serves as a board member of four privately-held ethanol production companies:  CORN, LP in Goldfield, Iowa; Big River Resources, LLC in West Burlington, Iowa; and Amaizing Energy in Denison, Iowa. Mr. Reinhart graduated from Iowa Central Community College with an Associate’s Degree in Business and from the University of South Dakota with a Bachelor of Science degree in Education.

Brian D. Thome. Since March 2007, Mr. Thome has owned his own business consulting firm. After serving on its board of directors from inception, Mr. Thome served as President of US BioEnergy Corporation from March 2006 to March 2007. From December 2004 to March 2006, he served as the Director of Financial Investments for Fagen, Inc. From January 1999 to December 2004, he was employed with First National Bank of Omaha, serving as

Second Vice President of Corporate Lending. Mr. Thome graduated from the University of Nebraska with a B.S. in Business Administration, with majors in finance and marketing, and later completed his Executive MBA.

Brett L. Frevert. Brett L. Frevert began service as our Interim Chief Financial Officer on November 25, 2008 through a letter agreement with CFO Systems, LLC. Mr. Frevert founded CFO Systems in late 2004. He has served as Managing Director of CFO Systems since its founding, as well as acting as a part-time CFO for several companies. Prior to founding CFO Systems, Mr. Frevert was the Chief Financial Officer of Grubb & Ellis Pacific Realty Group from September 2002 to October 2004. Mr. Frevert received his bachelors degree in business from Wayne State College in 1985.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our governors, officers and persons who own more than 10% of our units to file reports of ownership and changes in ownership in our units with the Securities and Exchange Commission, and to furnish us with copies of the reports. Based on our review of such reports, we believe that our governors, officers and owners of 10% or more of our units timely filed all required Section 16(a) reports during our fiscal year ended October 31, 2008..

Code of Ethics

Our board has adopted a code of ethics that applies to our officers and governors, including our chief executive officer and chief financial officer, and a code of business conduct and ethics that applies to our officers, governors and employees. Copies of these codes of ethics are available to members without charge by writing to us at 91246 390th Avenue, Heron Lake, MN  56137.

We intend to satisfy the disclosure requirements of the Securities and Exchange Commission regarding certain amendments to, or waivers from, provisions of our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our website at www.heronlakebioenergy.com.

For information regarding the membership of, qualifications for service on, and function of each committee of the board of governors, see Item 13.  “Certain Relationship and Related Transactions, and Director Independence.”

ITEM 11.                EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during fiscal years 2008, 2007 and 2006 for (i) Robert J. Ferguson, who acted as our Chief Executive Officer in fiscal year 2007 and 2008; and (ii) James A. Gerber, who served as our Interim Chief Financial Officer in fiscal year 2007 and 2008 until his resignation on November 25, 2008 (together referred to as our “Named Executive Officers”). There were no other executive officers of our company in fiscal years 2008, 2007 or 2006.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Robert J. Ferguson (1)	2008	$159,830	—		$162,030
Chief Executive Officer	2007	$20,571	$50,000	(2)	$70,571
	2006	—	$50,000	(2)
James A. Gerber (3)	2008	—	$94,664		$94,664
Interim Chief Financial Officer	2007	—	$58,144		$58,144
	2006	—	$9,047

(1)                                Salary for Mr. Ferguson represents amounts other than meeting fees and additional fees for service as the board President paid to Mr. Ferguson in 2007. For an explanation of compensation paid to

                                                Mr. Ferguson in 2007 for his services as our governor and an officer of the board, please see the section of this Item 11 entitled “Governor Compensation”.

(2)                                  Represents compensation paid in August 2006 and January 2007 to Mr. Ferguson for oversight of the construction of our plant. See “Employment Arrangements with Named Executive Officers” for a description of this arrangement.

(3)                                  All other compensation for Mr. Gerber represents amounts we paid to Gerber & Haugen, PLLP, a public accounting firm of which Mr. Gerber is a partner. For fiscal year 2006 and for the period from November 1, 2006 to February 28, 2007, amounts were for accounting services rendered by the firm to us. For the period from March 1, 2007 to October 31, 2008, amounts were for the services of Mr. Gerber as our Interim Chief Financial Officer. See “Employment Arrangements with Named Executive Officers and Post-Employment Compensation” for a description of the arrangements with Gerber & Haugen, PLLP.

Employment Arrangements with Named Executive Officers and Post-Employment Compensation

In December 2007, our board of governors formed and adopted a written charter for the Compensation Committee, which has responsibility for compensation of our executive officers. Because the Compensation Committee was only recently formed, the arrangements described below with the Named Executive Officers were not approved by the Compensation Committee, but instead were approved by the board of governors (excluding Mr. Ferguson in the case of his own compensation). We expect that future compensation agreements and arrangements with our executive officers will be reviewed and approved by the Compensation Committee.

Robert J. Ferguson has served as the President of our board since our inception and, since September 1, 2007, has acted as our Chief Executive Officer through his position as board President. As an officer of the board, Mr. Ferguson received $27,000 in compensation in 2007 for that service in addition to the same per meeting fees paid to other governors. The amounts for meeting fees and additional fees for service as board President paid to Mr. Ferguson in 2007 are included in the table set forth in the section of Item 6 of this Annual Report on Form 10-K entitled “Governor Compensation”.

In addition to compensation for his services as our governor and an officer of the board, we also entered into an agreement with Mr. Ferguson under which we would pay Mr. Ferguson a total of $100,000 for his oversight of the construction of our plant. Under this agreement we paid Mr. Ferguson $50,000 in August 2006 and we paid $50,000 in January 2007. On September 1, 2007, we hired Mr. Ferguson an employee to serve as our Chief Executive Officer and entered into an employment agreement with him. The amounts paid to Mr. Ferguson in 2007 for construction oversight and for his service as our Chief Executive Officer are included in the Summary Compensation Table set forth in Item 6 of this Annual Report on Form 10-K entitled “Executive Compensation.”

Mr. Ferguson serves as our Chief Executive Officer.  Until September 1, 2008, he served under an employment agreement and currently serves at the pleasure of the board as an “at will” employee.  Mr. Ferguson is paid an annual base salary of $120,000 on a bi-weekly basis and is eligible to participate in any bonus to employees at the discretion of the board of governors.

James A. Gerber has served as our Interim Chief Financial Officer since March 1, 2007 through a services agreement with Gerber & Haugen, PLLP, a public accounting firm. Mr. Gerber has been a partner with Gerber & Haugen, PLLP since 1989. In fiscal year 2006 and from November 1, 2006 to February 28, 2007, Gerber & Haugen, PLLP provided accounting services to us for which we paid $9,047 and $24,811, respectively. Under the services agreement with Gerber & Haugen, PLLP, we will pay a minimum of $50,000 for the period from March 1, 2007 to March 1, 2008 for Mr. Gerber’s services as our Interim Chief Financial Officer. In addition, we will pay Gerber & Haugen, PLLP $50.00 per hour for each hour of Mr. Gerber’s service in excess of 1,000 hours in the period from March 2007 through February 2008. However, the total compensation under our agreement with Gerber & Haugen, PLLP is capped at $85,000. The services agreement was scheduled to terminate on March 1, 2008, but in February 2008, we extended the arrangement with Gerber & Haugen, PLLP for a minimum of 30 additional days. The parties continue to operate under this services agreement on an on-going basis. Mr. Gerber resigned as our Interim Chief Financial Officer on November 25, 2008.

Effective November 25, 2008, we entered a letter agreement with CFO Systems, LLC and Brett L. Frevert. Under the letter agreement, CFO Systems will provide financial and consulting services to us at a rate of $130 per hour. The consulting services will include providing day-to-day leadership and oversight for our finance department; CFO-level expertise in areas such as the annual audit, SEC filings, reports to members, lender reporting and tax filings; and strategic planning, forecasting, and budgeting. The letter agreement contemplates a minimum of 500 hours of service and up to 800 hours of service. In connection with the letter agreement, Mr. Frevert agreed to serve as our Interim Chief Financial Officer.

Our agreements with Messrs. Ferguson, Gerber and Frevert do not provide for severance or any other compensation following termination of the employment or services.

Governor Compensation

Members of our board of governors receive a per diem of $100 per half day and $200 per full day for attending meetings and carrying out duties on our behalf. Members of our board of governors are also reimbursed for reasonable expenses included in carrying out their duties as governors, including mileage reimbursement for travel to meetings.

In addition to per meeting fees, officer of the board receive additional compensation for their board service. Doug Schmitz served as the Vice President of the board and received an additional $8,800 in 2008. Michael S. Kunerth served as the Treasurer of the board and received an additional $4,300 in 2008. David J. Woestehoff served as Secretary of the board and received an additional $1,150 in 2008.

Robert J. Ferguson has served as the President of our board since our inception, and until September 1, 2007, acted as our Chief Executive Officer through his position as board President. On September 1, 2007, we hired Mr. Ferguson an employee to serve as our Chief Executive Officer. In addition to compensation for his services as our governor and an officer of the board, we also paid Mr. Ferguson $50,000 on January 12, 2007 and $20,571 on November 20, 2007 in respect of his service as our Chief Executive Officer. The amounts other than meeting fees and additional fees for service as the board President paid to Mr. Ferguson in 2008 are included in the Summary Compensation Table set forth in Item 11 of this Annual Report on Form 10-K entitled “Executive Compensation”.

The following table shows for fiscal year 2008, the other compensation paid by us to each of our governors:

Name	Fees Earned or Paid in Cash ($) (1)
Robert J. Ferguson	$2,200
Doug Schmitz	$11,000
Michael S. Kunerth	$7,050
David J. Woestehoff	$2,950
David J. Bach	$2,800
Timothy O. Helgemoe	$2,200
Milton J. McKeown	$3,200
Robert J. Wolf	$3,100
David M. Reinhart	$2,000
Fagen, Inc. (2)	$600

(1)          Represents cash retainer and meeting fees for fiscal year 2008 as described above and total compensation to each governor.

(2)          Represents amounts paid to Fagen, Inc. in respect of the services of Brian D. Thome who is separately compensated by Fagen, Inc. for his service on our board.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 1, 2009 with respect to our units beneficially owned by (i) each governor, (ii) each person known to us to beneficially own more than 5% percent of our units, (iii) each executive officer named in the Summary Compensation Table (the “Named Executive Officers”), and (iv) all current executive officers and governors as a group. The beneficial ownership percentages are based on 27,104,625 units issued and outstanding as of January 1, 2009.

Under our Member Control Agreement, any member who, together with such member’s affiliates, holds 9% or more of the units outstanding is entitled to appoint one governor to the board for every 9% of units held. Project Viking, LLC has appointed two governors under this provision: Brian D. Thome and David M. Reinhart. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.

In determining the voting power present for the purpose of the election of governors, units held by members who are entitled to appoint one or more governors under the Member Control Agreement and such members’ affiliates will not be considered, and members who are entitled to appoint one or more governors under the Member Control Agreement and such member’s affiliates are not entitled to vote for the election of governors. Therefore, Project Viking, LLC and its affiliates are not entitled to vote for the election of governors.

Unless otherwise indicated and subject to community property laws where applicable, each unit holder named in the table below has sole voting and investment power with respect to the units shown opposite such unit holder’s name. Each holder may be reached at our offices in Heron Lake, Minnesota.

	Units Beneficially Owned
Name	Number	Percent

Holders of More Than 5% of Units
Project Viking, LLC (1)	5,902,500	21.8%

Governors and Officers

Robert J. Ferguson (2)(3)(4)	147,250	*

Name	Number	Percent

Doug Schmitz (2)(5)	208,000	*
Michael S. Kunerth (2)(6)	126,000	*
David J. Woestehoff (2)(7)	320,625	1.2%
David J. Bach (2)(8)	101,750	*
Timothy O. Helgemoe (2)(9)	61,500	*
Milton J. McKeown (2)(10)	87,000	*
Robert J. Wolf (2)(11)	66,000	*
David M. Reinhart (2)(12)	—	*
Brian D. Thome (2)(12)	—	*
James A. Gerber (3)(13)	—	*
All current executive officers and governors as a group (11 persons)	1,097,125	4.0

* Indicates ownership of less than 1%.

(1)                      Project Viking, LLC is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc. Our ethanol plant was design-built by Fagen, Inc.

(2)                      Serves as a governor

(3)                      Named Executive Officer

(4)                      Includes 126,250 units owned jointly by Mr. Ferguson and his spouse and 21,000 owned by a son who resides with Mr. Ferguson.

(5)                      Includes 25,000 units owned by Doug Schmitz, 10,500 units owned by Mr. Schmitz and his spouse, 25,000 units owned by Mr. Schmitz’s spouse, and 147,500 units owned by Schmitz Grain Inc., which is controlled by Doug Schmitz.

(6)                      Includes 63,000 units owned by Michael Kunerth and his spouse, Dawn Kunerth, as trustees of the Michael Kunerth Trust under agreement dated July 18, 2006, and 63,000 units owned by Dawn Kunerth and Michael Kunerth as trustees of the Dawn Kunerth Trust under agreement dated July 18, 2006.

(7)                      All units are owned jointly by Mr. Woestehoff and his spouse.

(8)                      All units are owned jointly by Mr. Bach and his spouse.

(9)                      Includes 15,000 units owned by Mr. Helgemoe’s spouse, 25,000 units owned jointly by Mr. Helgemoe and his spouse, and 21,500 units owned jointly by Mr. Helgemoe’s spouse and Mr. Helgemoe’s brother.

(10)                All units are owned jointly by Mr. McKeown and his spouse.

(11)                All units are owned jointly by Mr. Wolf and his spouse.

(12)                Appointed as a governor by Project Viking, LLC.

(13)                Mr. Gerber resigned as our Interim Chief Financial Officer on November 25, 2008.

ITEM 13.                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions in Fiscal Year 2008

Since the beginning of fiscal year 2008, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest, except as described in “Item 11. Executive Compensation” of this Form 10-K or as described below.

Corn Transactions. In the ordinary course of business, we regularly enter into transactions to buy grain. From time to time, we may buy grain from related persons on the same basis as we buy grain from un-related parties. During fiscal years 2008, we purchased approximately $0.5 million in grain from Robert J. Ferguson, approximately $1.5 in grain from Brewery Hill Grain Company and approximately $0.8 million in grain from David J. Woestehoff, and approximately $11.5 million in grain from Schmitz Grain, Inc. Robert J. Ferguson is our governor and our Chief Executive Officer. Brewery Hill Grain Company is 50% owned by David J. Woestehoff, our governor.  Schmitz Grain, Inc. is controlled by Doug Schmitz, our governor.

Design-Build Agreement & Environmental Agreements with Fagen. From October 2005 to September 2007, we paid Fagen, Inc. $77.5 million under the design-build agreement for our plant entered into in October 2005.  We have retained approximately $3.8 million in payments to Fagen, Inc. under the design-build agreement.  Final payment will be due when final completion of construction is achieved and the operation of our plant satisfies the air emissions warranties specified in the design-build agreement with Fagen, Inc. In fiscal year 2008, we have not entered into any agreements with Fagen, Inc. or its affiliates except for a March 2008 agreement with Fagen Engineering, LLC for environmental compliance training programs for $3,100.

Process for Review, Approval or Ratification of Transactions with Related Persons

The charter of our Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions we enter into in which an officer, governor or any member holding greater than 5% or any affiliate of these persons has a direct or indirect material interest. Our Code of Business Conduct and Ethics, which is applicable to all of our employees and governors, also prohibits our employees, including our executive officers, and our governors from engaging in conflict of interest transactions. Requests for waivers by our executive officers and governors from the provisions of, or requests for consents by our executive officers and governors under, our Code of Business Conduct and Ethics must be made to the Audit Committee.

In addition, in December 2007, we adopted a formal related person transaction approval policy, which sets forth our policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the Securities and Exchange Commission. Our policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which our company is a participant and in which a related person has a direct or indirect interest. Through the policy, the Audit Committee has also identified and pre-approved certain transactions with related persons, including:

•                  employment and compensation of our executive officers or governor compensation, if required to be reported in under the disclosure requirements of the Securities and Exchange Commission,

•                  payment of ordinary expenses and business reimbursements;

•                  transactions with related companies in which the dollar amount does not exceed $100,000 or 2% of the other company’s total revenues;

•                  transactions with another company controlled by a related party or with a related party for the purchase by us of corn where (A) the amount of corn sold in the transaction does not exceed 200,000 bushels; (B) the contract for delivery of the corn specifies a delivery date of not more than sixty (60) days from the date of the contract; (C) the price per bushel is fixed at the time of the contract; and (D) the amount paid per bushel or other material terms of the transaction are based on consideration or criteria generally applicable to other sellers of corn of a like quality and quantity, given the conditions of the grain markets at the time of sale;

•                  charitable contributions in which the dollar amount does not exceed $10,000 or 2% of the charitable organization’s receipts;

•                  payments made under our articles of organization, member control agreement, insurance policies or other agreements relating to indemnification;

•                  transactions in which our members receive proportional benefits; and

•                  transactions that involve competitive bids, banking transactions and transactions under which the terms are regulated by law or governmental authority.

The Audit Committee must approve any related person transaction subject to this policy before commencement of the related party transaction. If pre-approval is not feasible, the Audit Committee may ratify, amend or terminate the related person transaction. The Audit Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a related party transaction:

•                  whether the terms are fair to us;

•                  whether the terms of the related party transaction are no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

•                  whether the related party transaction is material to us;

•                  the role the related party has played in arranging the transaction;

•                  the structure of the related party transaction;

•                  the interests of all related parties in the transaction;

•                  the extent of the related party’s interest in the transaction; and

•                  whether the transaction would require a waiver of our Code of Business Conduct and Ethics.

The Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon our company and the related person taking such precautionary actions as the Audit Committees deems appropriate.

Committees of the Board of Governors

Our board has established five separate standing committees: the Audit Committee, the Compensation Committee, the Nomination and Governance Committee, the Marketing and Risk Management Committee, and the Finance and Planning Committee. In December 2007, our board of governors adopted written charters for the Audit Committee, the Compensation Committee, and the Nomination and Governance Committee. The composition and function of these committees are set forth below.

Compensation Committee. Currently, the Compensation Committee consists of three governors: Michael S. Kunerth (chair), Brian D. Thome, and David M. Reinhart. The Compensation Committee oversees our compensation and employee benefit plans and practices, including our executive compensation plans, governor compensation plans and incentive compensation and equity-based plans. The charter of the Compensation Committee requires that this committee consist of no fewer than two members. A majority of members of the Compensation Committee must satisfy the independence requirements of the Nasdaq Marketplace Rules, Section 16b-3 of the Exchange Act (if Section 16 is applicable to us), and Section 162(m) of the Internal Revenue Code of 1986. Each member of our Compensation Committee meets these requirements.

Nomination and Governance Committee. Currently, the Nomination and Governance Committee consists of three governors:  Robert J. Wolf (chair), Milton J. McKeown and Doug Schmitz. The Nomination and Governance Committee’s responsibilities include (1) identifying and recommending to the board individuals qualified to serve as governors and on committees of the board, (2) advising the governors with respect to the board’s composition, procedures and committees, (3) developing and recommending to the board a set of corporate governance principles and (4) overseeing the evaluation of the board and the board committees. The charter of the Nomination and Governance Committee must consist of at least two members, a majority of whom must satisfy the independence requirements of the Nasdaq Marketplace Rules.   Mr. Wolf and Mr. McKeown of our Nomination and Governance committee meet these requirements.  Mr. Schmitz is not independent because he each sold a significant amount of grain to us in fiscal year 2008, individually or through affiliated entities

Audit Committee. Currently, the Audit Committee consists of six governors: Michael S. Kunerth (chair), David M. Reinhart, Robert J. Wolf, David J. Bach, Milton J. McKeown, and Brian D. Thome. The Audit Committee assists the board in fulfilling its oversight responsibility for (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls, (2) the performance of our internal audit function, (3) the annual independent integrated audit of our consolidated financial statements and internal control over financial reporting and (4) our compliance with legal and regulatory requirements, including our disclosure controls and procedures. The duties and responsibilities of the Audit Committee include the engagement of our independent registered public accounting firm and the evaluation of our accounting firm’s qualifications, independence and performance. The charter of the Audit Committee requires that the Audit Committee be comprised of three members, a majority of whom must be “independent” under the Nasdaq Marketplace Rules. A majority of the members must also be non-executive governors, free from any relationship that would interfere with the exercise of independent judgment and “independent” as defined by the applicable rules and regulations of the Securities and Exchange Commission. Moreover, all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the committee must have accounting or related financial management expertise. The board of governors determined that the membership of the Audit Committee meets the requirements of its charter

In January 2009, the board of governors reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any governor serving on the Audit Committee would qualify as an “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission.  Based upon that review, it was determined that Mr. Thome qualifies as an audit committee financial expert.

Marketing and Risk Management Committee. Currently, the Marketing and Risk Management Committee consists of four governors: Doug Schmitz (chair), David J. Woestehoff, Timothy O. Helgemoe, and David M. Reinhart. The Marketing and Risk Management Committee assists the board and our management to, among other things, enhance our profitability and manage commodity price risk, by establishing appropriate policies and strategies for grain procurement, marketing of ethanol and distillers’ grains, and managing enterprise risk.

Finance and Planning Committee. Currently, the Finance and Planning Committee consists of three governors: Michael S. Kunerth, David M. Reinhart and Brian D. Thome. The Finance and Planning Committee assists the board and our management by (1) establishing effective financial management of our company and our subsidiaries, (2) establishing appropriate capital and operating budgets and financial forecasts and (3) evaluating matters relating to potential mergers, acquisitions or dispositions of assets.

Board Independence

The board of governors undertook a review of governor independence in January 2009 as to all ten governors then serving. As part of that process, the board reviewed all transactions and relationships between each governor (or any member of his immediate family) and Heron Lake BioEnergy, its executive officers and its auditors, and other matters bearing on the independence of governors. In particular, the board reviewed corn transactions by governors or their affiliates in relationship to the governor’s ability to exercise independent judgment, as well as the rights of Project Viking, LLC to appoint governors.

Although our units are not listed on any stock exchange, the board of governors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of our governors and committee members, the board of governors selected the Nasdaq Marketplace Rules. This is also the definition used for “independence” for the purposes of determining eligibility of governors to serve on committees.

As a result of its review, the board of governors affirmatively determined that Timothy O. Helgemoe, Robert J. Wolf, David J. Bach, Michael S. Kunerth, Milton J. McKeown, and Brian D. Thome are independent according to the “independence” definition of the Nasdaq Marketplace Rules.

Robert J. Ferguson is not “independent” under the Nasdaq Marketplace Rules because he served as our Chief Executive Officer in fiscal year 2008, and sold a significant amount of grain to us in our fiscal year 2008 and in the current fiscal year.  Messrs. Woestehoff and Schmitz are also not independent because they each sold a significant amount of grain to us in fiscal year 2008, individually or through affiliated entities. Mr. Reinhart is not independent because he is the brother of Diane Fagen, a principal shareholder in Fagen, Inc.   We have significant transactions with Fagen, Inc as described herein. The charters of the Audit Committee, Compensation Committee, and Nomination and Governance Committee also established separate criteria for eligibility to serve as a member of those committees, which are discussed above.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Explanation of Fees

The following is an explanation of the fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the fiscal years ended October 31, 2008 and October 31, 2007, which totaled $223,581 and $154,146, respectively.

Audit Fees. The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our reports with the Securities and Exchange Commission, or other services normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2008 and October 31, 2007 totaled $214,326 and $144,497, respectively.

Audit-Related Fees. There were no fees billed to us for professional services for assurance and related services by Boulay, Heutmaker, Zibell & Co. P.L.L.P. that were reasonably related to the performance of the audit or review of our financial statements and were not reported above under “Audit Fees” for the fiscal years ended October 31, 2008 and October 31, 2007, respectively.

Tax Fees. The aggregate fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services related to tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2008 and October 31, 2007 totaled $9,255 and $9,649, respectively.

All Other Fees. For the fiscal year ended October 31, 2008 and October 31, 2007, there were no fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services or products not previously disclosed.

Audit Committee Pre-Approval Policies

We have adopted pre-approval policies and procedures for the Audit Committee that require the Audit Committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the Audit Committee may delegate the authority to pre-approve any engagement or service less than $10,000 to one of its members, but requires that the member report such pre-approval at the next full Audit Committee meeting. The Audit Committee may not delegate its pre-approval authority for any services rendered by our independent auditors relating to internal controls. These pre-approval policies and procedures prohibit delegation of the Audit Committee’s responsibilities to our management. Under the policies and procedures, the Audit Committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.

All of the services described above for fiscal year 2008 were pre-approved by the Audit Committee or a member of the committee before Boulay, Heutmaker, Zibell & Co. P.L.L.P. was engaged to render the services.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)                                  Financial Statements

(b)                                 Exhibits

See “Exhibit Index” on the page following the Signature Page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2009

HERON LAKE BIOENERGY, LLC

	By:	/s/ Robert J. Ferguson
Robert J. Ferguson, Chief Executive Officer
(principal executive officer)

Each person whose signature appears below hereby constitutes and appoints Robert J. Ferguson  and Brett L. Frevert, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on January 28, 2009.

/s/ Robert J. Ferguson	Chief Executive Officer and President
Robert J. Ferguson	(principal executive officer), Governor

/s/ Brett L. Frevert	Interim Chief Financial Officer (principal
Brett L. Frevert	financial and accounting officer)

/s/ Doug Schmitz	Governor
Doug Schmitz

/s/ Michael S. Kunerth	Governor
Michael S. Kunerth

/s/ David J. Woestehoff	Governor
David J. Woestehoff

/s/ David J. Bach	Governor
David J. Bach

/s/ Timothy O. Helgemoe	Governor
Timothy O. Helgemoe

/s/ Milton J. McKeown	Governor
Milton J. McKeown

/s/ David M. Reinhart	Governor
David M. Reinhart

/s/ Brian D. Thome	Governor
Brian D. Thome

/s/ Robert J. Wolf	Governor
Robert J. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Heron Lake BioEnergy, LLC and Subsidiary

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2008.  Heron Lake BioEnergy, LLC and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

January 29, 2009

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2008	October 31, 2007

ASSETS
Current Assets
Cash and equivalents	$11,355,075	$3,090,329
Restricted cash	1,499,472	221,350
Accounts receivable	3,368,076	1,954,126
Inventory	9,633,749	18,991,390
Derivative instruments	750,172	—
Prepaid expenses	616,641	124,858
Total current assets	27,223,185	24,382,053

Property and Equipment
Land and improvements	12,552,721	12,283,575
Plant buildings and equipment	97,159,759	96,859,303
Vehicles and other equipment	597,921	661,272
Office buildings and equipment	597,508	566,928
	110,907,909	110,371,078
Accumulated depreciation	(7,025,870)	(1,518,157)
	103,882,039	108,852,921

Other Assets
Deferred loan costs, net	467,128	572,234
Restricted cash	995,804	—
Other intangibles	464,304	—
Debt service deposits and other	368,350	152,750
Total other assets	2,295,586	724,984

Total Assets	$133,400,810	$133,959,958

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2008	October 31, 2007

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$—	$514,633
Line of credit	—	6,974,235
Note payable - related party	—	4,202,930
Current maturities of long-term debt	5,649,354	2,747,061
Accounts payable:
Trade accounts payable	5,635,204	8,610,097
Trade accounts payable - related party	792,450	1,435,520
Construction payable	—	349,042
Construction payable - related party	3,839,413	3,839,413
Accrued expenses	512,709	853,750
Lower of cost or market adjustment	7,122,966	—
Derivative instruments	—	186,237
Total current liabilities	23,552,096	29,712,918

Long-Term Debt, net of current maturities	59,265,534	62,281,899

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	50,583,180	41,965,141

Total Liabilities and Members’ Equity	$133,400,810	$133,959,958

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

 Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Revenues	$131,070,642	$23,560,498	$10,111,931

Cost of Goods Sold
Cost of goods sold	105,660,541	24,313,695	9,818,395
Lower of cost or market adjustment	8,751,000	—
Total Cost of Goods Sold	114,411,541	24,313,695	9,818,395

Gross Profit	16,659,101	(753,197)	293,536

Operating Expenses	3,351,252	3,527,199	1,965,342

Operating Income (Loss)	13,307,849	(4,280,396)	(1,671,806)

Other Income (Expense)
Interest income	84,078	9,166	994,660
Interest expense	(4,807,965)	(1,181,442)	(76,695)
Other income	34,077	4,386	112,696
Total other income (expense), net	(4,689,810)	(1,167,890)	1,030,661

Net Income (Loss)	$8,618,039	$(5,448,286)	$(641,145)

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	26,361,406	23,129,554

Net Income (Loss) Per Unit - Basic and Diluted	$0.32	$(0.21)	$(0.03)

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members’ Equity

Balance - October 31, 2005	$40,361,572

Issuance of 6,500 Class A units for the purchase of easement, November 2005	13,000

Net loss for the year ended October 31, 2006	(641,145)

Balance - October 31, 2006	39,733,427

Capital Contribution - 3,750,000 Class A units, $2.00 per unit, December 2006	7,500,000

Capital Contribution - exercise of warrants for 225,000 Class A units, $.80 per unit, August 2007	180,000

Net loss for the year ended October 31, 2007	(5,448,286)

Balance - October 31, 2007	41,965,141

Net income for the year ended October 31, 2008	8,618,039

Balance - October 31, 2008	$50,583,180

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Cash Flow From Operating Activities
Net income (loss)	$8,618,039	$(5,448,286)	$(641,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,688,300	1,269,117	302,647
Lower of cost or market adjustment	8,751,000	—	—
Change in fair value of derivative instruments	(678,713)	150,088	915,533
Gain on disposal of assets	3,317	(4,396)	(28,540)
Change in assets and liabilities:
Restricted cash	(803,383)	291,500	(512,850)
Accounts receivable	(1,413,950)	(1,550,443)	(380,383)
Inventory	7,729,607	(14,861,633)	(3,569,069)
Derivative instruments	(257,695)	(879,384)	(60,580)
Prepaid expenses	(491,783)	(51,784)	—
Accounts payable	(3,611,106)	7,718,778	1,821,999
Accrued expenses	(341,041)	645,577	196,288
Net cash provided by (used in) operating activities	23,192,592	(12,720,866)	(1,956,100)

Cash Flows from Investing Activities
Proceeds from sale of assets	224,498	29,421	338,000
Payments for elevator assets	—	—	(1,093,298)
Capital expenditures	(1,186,148)	(4,204,339)	(35,560,610)
Payment for other intangibles	(474,183)	—	—
Net cash used in investing activities	(1,435,833)	(4,174,918)	(36,315,908)

Cash Flows from Financing Activities
Checks written in excess of bank balance	(514,633)	(8,972)	523,605
Proceeds from (payments on) line of credit, net	(6,974,235)	6,126,175	848,060
Proceeds from (payments on) note payable - related party	(4,202,930)	4,202,930	—
Proceeds from long-term debt	3,289,177	—	—
Payments on long-term debt	(5,113,249)	(307,168)	(98,726)
Payments for loan costs	—	(179,166)	(496,723)
Debt service deposits	(215,600)	(151,750)	—
Release of restricted cash	239,457	—	—
Member contributions	—	7,500,000	—
Member contributions related to warrants exercised	—	180,000	—
Net cash provided by (used in) financing activities	(13,492,013)	17,362,049	776,216

Net Increase (Decrease) in cash and equivalents	8,264,746	466,265	(37,495,792)

Cash and Equivalents - Beginning of period	3,090,329	2,624,064	40,119,856

Cash and Equivalents - End of period	$11,355,075	$3,090,329	$2,624,064

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$5,100,895	$589,118	$76,707
Interest capitalized paid	—	2,802,010	378,851
Total interest paid	$5,100,895	$3,391,128	$455,558

Supplemental Disclosure of Non-Cash Activities
Restricted cash from long-term debt proceeds	$1,710,000	$—	$—
Property and equipment in construction payables	$3,839,413	$4,188,455	$14,882,948
Property and equipment financed by long-term debt	$—	$40,245,680	$2,010,575
Assessment payable related to property and equipment	$—	$867,500	$3,550,000
Loan costs capitalized with property and equipment	$—	$99,387	$151,931
Construction payables refinanced with long-term debt	$—	$14,882,948	$—
Note payable for elevator assets purchased	$—	$—	$1,950,000
Issuance of units for easement	$—	$—	$13,000
Note payable repaid with construction note	$—	$—	$439,900

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was organized to fund and construct a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution to upper Midwest states.  In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.  The Company was formed on April 12, 2001 to have an indefinite life.  The Company began its ethanol plant operations in September 2007.  Prior to September 2007, the Company was in the development stage.  In December 2005, the Company acquired certain corn storage assets to give the Company the ability to procure and store corn more favorably as described in Note 3.  Since the plant did not commence ethanol operations until September 2007, the Company generated revenue of $6.2 million and $16.8 million in fiscal years 2008 and 2007 respectively through the sale and distribution of corn and other grains.  Revenues from ethanol sales were approximately $101.8 million and $6.3 million in fiscal 2008 and 2007, respectively.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, Lakefield Farmers Elevator, LLC, collectively, the “Company.”  All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment and estimates of losses on forward contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Revenue Recognition

Revenue from sales is recorded when title transfers to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable.    The title transfers when the product is loaded into the railcar or truck, the customer takes ownership and assumes risk of loss.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and equivalents.

The Company maintains its accounts at five financial institutions.  At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation.  The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions.  In addition, at October 31, 2008 the Company maintained restricted cash of approximately $1,472,000 related to a loan agreement as described in Note 9.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.   The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at estimated net realizable value.   Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At October 31, 2008 and 2007, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

Inventory

Inventory consists of raw materials, work in process, finished goods, supplies, and other grain inventory. Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol and distillers grains produced, is stated at the lower of average cost or market.  Other grain inventory, which consists of agricultural commodities, is valued at market value (net realizable value).  Other grain inventory is readily convertible to cash because of its commodity characteristics, widely available markets and international pricing mechanisms.  Other grain inventory is also freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant disposal costs.  Merchandise inventory is valued at lower of cost or market on a first-in, first-out (FIFO) basis.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.

In order to reduce the risk caused by market fluctuations of corn and ethanol, the Company may use option, futures and swap contracts.  These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn in production activities.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  The fair value of the derivatives is continually subject to change due to the changing market conditions.  The Company does not typically enter into derivative instruments other than for hedging purposes.  On the date the derivative instrument is entered into, the Company will designate the derivative as a hedge.  Changes in the fair value of a derivative instrument that is designated as, and meets all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative instrument that is not designated as, and accounted for, as a cash flow or fair value hedge is recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow or fair value hedge, they are economic hedges of specified risks.

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road.  The Company began amortizing the assets over the economic useful life of 15 years in fiscal year 2008.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided over an estimated useful life by use of the straight-line deprecation method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Construction in progress is comprised of costs related to the construction of the ethanol plant facilities.  Interest is capitalized during the construction period.  Depreciable useful lives are as follows:

Land improvements	15 Years
Plant building and equipment	7 - 40 Years
Vehicles and equipment	5 - 7 Years
Office buildings and equipment	3 - 40 Years

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assumed based on the carrying amount of the asset and its fair value that is generally determined based on the sum of the undiscounted cash flows expected to result from the use of the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  The Company has not recognized any long-lived asset impairment charges as of October 31, 2008 and 2007.

Deferred Loan Costs

Costs associated with the issuance of the debt discussed in Note 8 and 9 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the term of the related debt using the effective interest method. Prior to the commencement of operations in September 2007, the Company capitalized loan costs with interest costs during the construction of the plant.  Once operations commenced, loan cost amortization was expensed.

Grants

The Company recognizes grant proceeds for reimbursement of expenditures incurred upon complying with the conditions of the grant.  For reimbursements of incremental expenses (expenses the Company otherwise would not have incurred had it not been for the grant), the grant proceeds are recognized as a reduction of the related expense.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Financial Instruments

The Company believes the carrying value of cash and equivalents and restricted cash approximate fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on quoted prices in active exchange-traded or over-the-counter markets.

The Company believes the carrying amount of the line of credit and note payable approximates the fair value due to the variable interest rate and short-term nature of the debt.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

The carrying amount of the long-term debt exceeded the fair value at October 31, 2008. Due to declining interest rates during 2008 and having fixed the interest rate on debt as noted in Note 9, the carrying amount of the long-term debt was less than the fair value at October 31, 2008.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at October 31, 2008	$64,914,888	$66,043,522
Long-term debt at October 31, 2007	$65,028,960	$65,028,960

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the alternative depreciation system (ADS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.  The Company’s tax year end is December 31.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the requirements of SFAS 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain.  The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of FIN 48 on November 1, 2008, had no material impact on the Company’s financial condition or results of operations.

Share-Based Compensation

In 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period.  Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.  During fiscal 2007 and 2006, the Company had  warrants outstanding but they were not included in the calculation of diluted net income (loss) per unit as they would have been anti-dilutive.  All warrants were exercised during fiscal 2007.  No member unit equivalents were outstanding during fiscal year 2008.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The statement is effective for financial statements beginning in the Company’s fiscal year ending October 31, 2009 and interim periods within that fiscal year. It is effective for non-financial assets and liabilities in financial statements beginning in the Company’s fiscal year ending October 31, 2010 and interim periods within that fiscal year.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have, if any, on its results of operations, financial position and related disclosures, but does not expect it to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB Statement 115.  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  This statement is effective beginning in the Company’s fiscal year ending October 31, 2009, with early adoption permitted.  The Company is in the process of evaluating the effect, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS 161 is effective as of the beginning of the Company’s interim period ending April 30, 2009.  Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard will have no impact on its financial position, results of operations, or cash flows.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

2. UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2008.  These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S.  Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market.  Ethanol sales average 75 - 80% of total revenues and corn costs average 65 - 75% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level.   Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.  Our largest cost of production is corn.   The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and our risk management program used to protect against the price volatility of these commodities.  Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations and profitability.

3.  ASSETS PURCHASED

The Company formed its wholly owned subsidiary, Lakefield Farmers Elevator, LLC, for the purpose of purchasing assets from Farmers Co-operative Elevator of Lakefield.  On December 15, 2005, the Company purchased certain current assets, primarily inventory of approximately $561,000 and property and equipment of approximately $2,600,000 for a total purchase price of approximately $3,161,000.  The assets are intended to provide additional storage of corn inventory and to allow the Company to more favorably procure corn for its ethanol operations.  The Company paid cash for these assets.  Since the ethanol plant experienced delays in commencing operations, the Company sold and distributed corn and other grains during fiscal 2008, 2007 and 2006, but considers this activity ancillary to its primary purpose of providing additional storage and procurement of corn for the ethanol plant.

4.  CONCENTRATIONS

The Company sells all of the ethanol and distiller grains produced to two customers under marketing agreements as described in Note 14.  At October 31, 2008 and 2007, these two customers comprised 93% and 91% of accounts receivable, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

5.   INVENTORY

Inventory consists of the following at October 31:

	2008	2007

Raw materials	$5,830,477	$14,922,916
Work in process	1,200,242	899,160
Finished goods	725,365	1,050,411
Supplies	683,007	160,840
Other grains	1,194,658	1,958,063
Totals	$9,633,749	$18,991,390

In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $658,000 and $281,000 based on market prices at October 31, 2008 and 2007, respectively.

At October 31, 2008, the Company recorded a loss of approximately $1,628,000 related to inventory in which the net realizable value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol.  The loss was recorded with the lower of cost or market adjustment in the statement of operations.

6. DERIVATIVE INSTRUMENTS

At October 31, 2008 and 2007, the Company recorded an asset for derivative instruments of approximately $750,000 and a liability for $186,000, respectively.  None of the positions are open at October 31, 2008 and 2007 are designated as cash flow or fair value hedges.  The Company has recorded a gain of approximately $6,287,000 in fiscal year 2008 and a loss of approximately $2,654,000 in fiscal year 2007 in cost of goods sold related to its corn derivative instruments.  The Company has recorded a gain of approximately $3,600,000 in revenues for fiscal year 2008 related to ethanol derivatives.  There was no gain recognized in revenues related to derivatives in fiscal year 2007.

7. CONSTRUCTION IN PROGRESS

The Company capitalizes construction costs and construction period interest until the assets are placed in service. During fiscal 2007, the Company capitalized interest during the construction period of approximately $2,901,000.  Capitalized interest includes deferred loan costs that are amortized over the life of the loans, which totaled approximately $105,000, $99,000 and $152,000 during fiscal 2008, 2007 and 2006, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

8.  LINE OF CREDIT

The Company has a line of credit for up to $7,500,000, subject to certain borrowing base requirements, due November 2009.  Amounts available under the line of credit are reduced by outstanding standby letters of credit.  Interest accrues on borrowings at the one month LIBOR plus 3.25%, which totaled 5.74% and 9.07% at October 31, 2008 and 2007, respectively.  The Company has a .25% commitment fee on the unused portion of the line of credit.  There was no balance outstanding on the line of credit at October 31, 2008.  At October 31, 2007, outstanding borrowings on the line of credit equaled $6,974,235.  The Company has outstanding standby letters of credit of $400,000 at October 31, 2008, which expired in November 2008.

The line of credit and the term note and revolving term note discussed in Note 9 are subject to a general security agreement with the lending institution bank.  The terms of this agreement require the Company to maintain certain financial ratios and covenants such as working capital and net worth requirements, minimum debt to equity and debt service coverage, and restrictions on distributions.  Borrowings under the agreement are secured by substantially all corporate assets.  During fiscal 2008, the Company was not in compliance with the debt covenant related to the submission of quarterly financial statements within 30 days during fiscal 2008.  The lender waived compliance for these violations.

9.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31	October 31
	2008	2007

Term note payable to lending institution, see terms below.	$57,508,968	$59,583,000

Revolving term note payable to lending institution, see terms below.	1,155,872	1,116,505

Note payable to Jackson County with interest at 4.00%, forgivable two years after plant completion based upon job creation thresholds at specified wages as part of the plant development, but no later than November 1, 2009. If the Company fails to meet the terms of the note, principal and accrued interest will be due and payable on November 1, 2009.	100,000	100,000

Balance forward	$58,764,840	$60,799,505

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

	October 31	October 31
	2008	2007
Balance from previous page	$58,764,840	$60,799,505

Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company is required to make deposits over 24 months, which began in January 2007, for one years’ worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	3,173,624	3,326,250

Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	401,985	451,115

Assessment payable as part of water supply agreement, due in monthly installments of $4,126 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	334,657	354,229

Note payable for equipment, with monthly payments of $3,676 including effective interest of 6.97%, due in April 2011, secured by equipment.	65,956	97,861

Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2013, secured by equipment and restricted cash.	1,573,826	—

Note payable to electrical company with monthly payments beginning in October 2009 of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	600,000	—
Totals	64,914,888	65,028,960
Less amounts due within one year	5,649,354	2,747,061

Net long-term debt	$59,265,534	$62,281,899

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

 Term Note Payable

The Company obtained debt financing from a lending institution in the form of a construction loan and line of credit, as described in Note 8.  The construction loan converted to a $59,583,000 term note and a $5,000,000 revolving term note in October 2007.

The term note required interest only payments from November 2007 to April 2008 at the one-month LIBOR plus 3.25%, which totaled 5.74% and 9.07% at October 31, 2008 and 2007, respectively.  In May 2008, the Company locked in an interest rate of 3.58% plus 3.00%, which totals 6.58% on $45,000,000 of the note, for three years ending April 30, 2011.  The Company will make equal monthly payments of principal and interest of approximately $702,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012.  In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to the lending institution until the Company meets a specified financial ratio.  As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

The term note, the revolving term note described below, and the line of credit described in Note 8 are subject to a common credit agreement containing various financial and non-financial covenants that limit distributions, require minimum debt service coverage, net worth and working capital requirements and are secured by a security agreement on all of the Company’s business assets.  The owner of the general contractor has guaranteed approximately $3,740,000 of the term note and revolving term note.

Revolving Term Note

The Company has a revolving term note with the same lending institution for up to $4,500,000 for cash and inventory management purposes.  The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 5.74% and 9.07% at October 31, 2008 and 2007, respectively.  The availability under this note declines by $500,000 annually until October 2011 when it will be $3,000,000 until maturity in October 2012.  The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note.  During fiscal 2008, the Company was not in compliance with the debt covenant related to the submission of quarterly financial statements within 30 days.  The lender waived compliance for this violation.

Estimated maturities of long-term debt at October 31, 2008 are as follows:

2009	$5,649,354
2010	5,842,037
2011	5,884,907
2012	44,213,511
2013	423,988
After 2013	2,901,091

Total long-term debt	$64,914,888

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

10.  MEMBERS’ EQUITY

The Company is authorized to issue 50,000,000 capital units, of which 28,750,000 have been designated Class A units, 11,250,000 have been designated as Class B units, and 10,000,000 have not yet been designated.  Members of the  Company are holders of units who have been admitted as members upon their investment in our units and who are admitted as members by our board of governors.  The minimum number of units required to retain membership is 2,500 units.  Any holder of units who is not a member will not have voting rights.  Transferees of units must be approved by our board of governors to become members.  Members who are holders of our present units are entitled to one vote for each unit held. Subject to the Member Control Agreement, all units share equally in the profits and losses, distributions of assets, and voting rights on a per unit basis.

In December 2006, an affiliate of the general contractor invested an additional $7,500,000 in exchange for 3,750,000 Class A units as described in Note 13.

At October 31, 2008 and 2007, the Company had 27,104,625 Class A units issued and outstanding.

Warrants

The Company authorized warrants in fiscal 2004 for 25,000 Class A units to the existing nine members of the Board of Governors.  The warrants granted to each member of the Board of Governors the right to purchase 25,000 Class A units at an exercise price of $.80 per unit.  The warrants vested October 31, 2005 and were exercisable for a period of five years thereafter.  These units were not used in the computation of net loss per unit for fiscal 2007 or 2006 as they would have been anti-dilutive.  All of the warrants were exercised in August 2007 whereby the Company received $180,000.

11. LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Equipment under operating lease primarily represents rail cars for which the rentals began in August 2007.  Rent expense for fiscal 2008, 2007, and 2006 was approximately $853,000, $225,000, and $9,000 respectively.

At October 31, 2008, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2009	$837,352
2010	831,600
2011	831,600
2012	831,600
2013	831,600
Thereafter	3,187,800

Total lease commitments	$7,351,552

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

12. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets are as follows at October 31:

	2008	2007

Consolidated financial statement basis of assets	$133,400,810	$133,959,958
Plus: Organization and start-up costs capitalized	2,195,063	2,352,792
Less: Unrealized gains on derivatives	(678,713)	—
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(7,614,210)	(1,858,200)

Income tax basis of assets	$127,302,950	$134,454,550

	2008	2007

Consolidated financial statement basis of liabilities	$82,817,630	$91,994,817
Less: Unrealized losses on derivatives	—	(186,238)
Less: Accrued expenses	(7,635,675)	(71,311)

Income tax basis of liabilities	$75,181,955	$91,737,268

13. RELATED PARTY TRANSACTIONS

An affiliate of the general contractor of the plant became a member of the Company during fiscal 2005 by investing $4,100,000. In December 2006, the affiliate invested an additional $7,500,000 in exchange for 3,750,000 Class A units. The Company incurred approximately $81,287,000 in costs related to the design-build agreement and change orders as described in Note 14. In July 2007, the Company was advanced approximately $4,203,000 from the owner of the general contractor for the purchase of inventory, which was repaid in November 2007.

In May 2006, the Company purchased land and buildings from a member for $500,000 that is adjacent to the site where the ethanol plant is located.

In December 2006, the Company entered into an agreement with a member to construct an electrical substation for approximately $1,020,000. In November 2007, the Company obtained a loan from this member as described in Note 9.

The Company purchased approximately $47,569,000, $8,836,000 and $1,218,000 of corn from members in fiscal 2008, 2007 and 2006, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

14. COMMITMENTS AND CONTINGENCIES

Plant Construction

Our ethanol plant was constructed under a design-build agreement with Fagen, Inc. as the design-builder. As of October 31, 2008, the Company has paid $77.5 million and has retained approximately $3.8 million in payments to Fagen, Inc. Final payment will be due once the plant meets certain operating performance criteria. The design-build agreement included a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 470 days. In addition, the general contractor will owe the Company liquidated damages of $20,000 per day for each day construction is not complete after 500 days, limited to $10,000,000. No amounts have been recorded based on the completion date of the plant. The ethanol plant must meet certain performance and emission standards and the general contractor retains liability for failure to meet these standards along with potential liquidated damages. The Company has undergone performance testing in 2008 and has not yet determined if any liquidated damages will be owed to the Company.

Water Agreements

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years. The Company has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well, and provides for the Company, combined with Minnesota Soybean Processors (MnSP), to approve any other supply contracts that the City may enter into. In consideration, the Company will pay one half of the City’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company’s water usage, plus a 10% profit. These costs will be paid as water usage fees. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 9. The Company pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9. The Company pays operating and maintenance expenses of approximately $205,000 per year.

Marketing Agreements

The Company has a marketing agreement with an unrelated party for the exclusive right to market, sell and distribute the entire ethanol inventory produced by the Company. The Company pays a marketing fee of $.01 per gallon. The initial term is for two years expiring September 2009, with renewal options thereafter. The Company would assume certain rail car leases if the agreement is not renewed.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

The Company has a distiller’s grain marketing agreement with an unrelated party to purchase all of the Company’s distiller’s grains. The agreement provides for predetermined formulas for the sale of distiller’s grains and solubles. The initial term was for one year after operations commenced and was automatically renewed on a monthly basis. The contract is terminable with 90 days written notice.

Legal Proceeding

The Company was subject to a legal challenge from three special interest groups related to its air-emissions permit for the plant. The permit and subsequent amendment were issued by the Minnesota Pollution Control Agency and were appealed to the Minnesota Court of Appeals and Minnesota Supreme Court. The Minnesota Court of Appeals affirmed the issuance of the permit in 2006. In fiscal 2007, the Minnesota Supreme Court dismissed the appeal after the Company agreed to expand its air permit to a major emissions source. The application for the major source permit was filed in August 2007. At the current time, the Company continues to operate under the compliance agreement pending MPCA consideration for the submitted application.

On December 19, 2008, a Major Air Permit Modification Application was submitted to MPCA. This modification application requests adjustment to certain permit conditions based on recent stack testing at the faculty and a review of continuous emissions monitoring (CEMS) data from the bubbling fluidized bed boiler (BFB). This request for modification also seeks adjustments for other key components of plant operations. At the current time, the Company continues to operate under the compliance agreement pending MPCA consideration for the submitted application.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2008:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$79,402,497	$9,577,827	$18,424,817	$47,661,873	$3,737,980
Operating lease obligations	7,351,552	837,352	1,663,200	1,663,200	3,187,800
Purchase obligations (2)	50,238,781	36,624,989	10,534,226	3,079,566	—
Total contractual obligations	$136,992,830	$47,040,168	$30,622,243	$52,404,639	$6,925,780

(1)          Long-term debt obligations include estimated interest and interest on unused debt.

(2)          Purchase obligations primarily include forward contracts for corn and coal.

The Company also has agreements to pay for the operating costs and maintenance expenses associated with the water agreement of approximately $12,000 and $205,000 per year with term lengths of approximately 15 and 30 years, respectively.

The Company has coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation. The amounts related to these agreements are included with purchase obligations in the table above.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $31,663,000 through October 2009, which represents approximately 38% of the Company’s anticipated purchases in fiscal 2009.

Currently, some of these corn contract prices are above current market prices for corn. Given the recent declining price of corn and ethanol, upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on these purchase commitments of approximately $7,123,000 at October 31, 2008. The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods. Based on the positions at October 31, 2008, further adverse price changes of 10% in the price of ethanol and corn subsequent to year-end would result in additional losses of approximately $1,254,000.

HERON LAKE BIOENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2008

Exhibit Number	Exhibit Title	Incorporated by Reference To:

3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC	Exhibit 3.1 of the Company’s Registration Statement on Form 10 (SEC Accession No. 0001104659-08-054557) filed on August 22, 2008 (the “2008 Registration Statement”).
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through March 29, 2008	Exhibit 3.2 of the Company’s 2008 Registration Statement.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company’s 2008 Registration Statement.
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 5, 2008.
10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company’s 2008 Registration Statement.
10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company’s 2008 Registration Statement.
10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company’s 2008 Registration Statement.
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company’s 2008 Registration Statement.
10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company’s 2008 Registration Statement.
10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company’s 2008 Registration Statement.
10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company’s 2008 Registration Statement.
10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company’s 2008 Registration Statement.
10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company’s 2008 Registration Statement.
10.10

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.12	Standard Form of Agreement between Owner and Designer — Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of the Company’s 2008 Registration Statement.
10.13	Distiller’s Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company’s 2008 Registration Statement.
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company’s 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company’s 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company’s 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company’s 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company’s 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC , Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson *	Exhibit 10.25 of the Company’s 2008 Registration Statement.
10.26	Services Contract dated March 1, 2007 by and between Heron Lake BioEnergy, LLC and Gerber & Haugen, P.L.L.P. relating to the services of James A. Gerber *	Exhibit 10.26 of the Company’s 2008 Registration Statement.
10.27	Letter Agreement dated February 28, 2008 by and between Heron Lake BioEnergy, LLC and Gerber & Haugen, P.L.L.P. relating to the services of James A. Gerber *	Exhibit 10.27 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.28	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 of the Company’s 2008 Registration Statement.
10.29	Unit Transfer Policy of Heron Lake BioEnergy, LLC dated November 2008	Exhibit 4.1 to Current Report on Form 8-K dated November 5, 2008.
10.30	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert *	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
21.1	Subsidiaries of the Registrant	Exhibit 21.2 of the Company’s 2008 Registration Statement.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates compensatory agreement.
†

Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [ * * * ].