Form 10-Q
period 2009-01-31
Heron Lake BioEnergy, LLC
filed 2009-03-17
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2009

OR

☐  Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                                  to              .

COMMISSION FILE NUMBER 000-51825

HERON LAKE BIOENERGY, LLC

(Exact name of Registrant as specified in its charter)

Minnesota	41-2002393
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

91246 390th Avenue, Heron Lake, MN 56137-1375

(Address of principal executive offices)

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes     ☒   No

As of March 16, 2009, there were 27,104,625 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$428,345	$11,355,075
Restricted cash	768,067	1,499,472
Accounts receivable	2,367,365	3,368,076
Inventory	12,098,702	9,633,749
Derivative instruments	653,302	750,172
Prepaid expenses	893,622	616,641
Total current assets	17,209,403	27,223,185

Property and Equipment
Land and improvements	12,571,092	12,552,721
Plant buildings and equipment	97,288,459	97,159,759
Vehicles and other equipment	597,921	597,921
Office buildings and equipment	613,358	597,508
	111,070,830	110,907,909
Less accumulated depreciation	8,426,277	7,025,870
	102,644,553	103,882,039

Other Assets
Deferred loan costs, net	—	467,128
Restricted cash	920,635	995,804
Other intangibles	515,285	464,304
Debt service deposits and other	398,700	368,350
Total other assets	1,834,620	2,295,586

Total Assets	$121,688,576	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2009	2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$1,000,000	$—
Current maturities of long-term debt	58,427,993	5,649,354
Accounts payable:
Trade accounts payable	3,015,043	5,635,204
Trade accounts payable — related party	3,016	792,450
Construction payable — related party	3,839,413	3,839,413
Accrued expenses	563,971	512,709
Accrued losses on forward contracts	5,228,679	7,122,966
Total current liabilities	72,078,115	23,552,096

Long-Term Debt, net of current maturities	5,274,087	59,265,534

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	44,336,374	50,583,180

Total Liabilities and Members’ Equity	$121,688,576	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,	Three Months Ended January 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$18,095,366	$31,981,484

Cost of Goods Sold
Cost of goods sold	19,877,852	24,501,156
Lower of cost or market adjustment	2,009,849	—
Total Cost of Goods Sold	21,887,701	24,501,156

Gross Margin	(3,792,335)	7,480,328

Selling, General, and Administrative Expenses	1,008,518	750,040

Operating Income (Loss)	(4,800,853)	6,730,288

Other Income (Expense)
Interest income	37,880	15,120
Interest expense	(1,040,186)	(1,547,032)
Write-off of loan costs	(444,985)	—
Other income, net	1,338	28,020
Total other expense, net	(1,445,953)	(1,503,892)

Net Income (Loss)	$(6,246,806)	$5,226,396

Net Income (Loss) Per Unit - Basic and Diluted	$(0.23)	$0.20

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	26,361,406

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,	Three Months Ended January 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(6,246,806)	$5,226,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409,261	1,394,531
Amortization of loan costs included with interest expense	22,143	36,928
Write-off of loan costs	444,985	—
Lower of cost or market adjustments	2,009,849	—
Gain on disposal of assets	—	(16,500)
Change in fair value of derivative instruments	(68,002)	(63,750)
Other	—	(9,052)
Change in operating assets and liabilities:
Restricted cash	593,923	(521,400)
Accounts receivable	1,000,711	(1,848,918)
Inventory	(2,659,700)	7,177,388
Derivative instruments	164,872	(58,737)
Prepaid expenses	(276,981)	(543,343)
Accounts payable	(3,409,595)	(5,960,840)
Accrued expenses	51,262	(149,463)
Accrued loss on forward contracts	(3,709,389)	—
Net cash provided by (used in) operating activities	(10,673,467)	4,663,240

Investing Activities
Proceeds from sale of assets	—	43,500
Payments for intangibles	(59,835)	—
Capital expenditures	(162,921)	(304,180)
Net cash used in investing activities	(222,756)	(260,680)

Financing Activities
Checks written in excess of bank balance	—	(514,633)
Proceeds from line of credit, net	1,000,000	—
Payments on notes payable — related party	—	(4,202,930)
Payments of long-term debt	(1,212,808)	(2,538,578)
Proceeds from issuance of long-term debt	—	3,289,176
Debt service deposits included with other assets	(30,350)	(45,525)
Release of restricted cash	212,651	29,776
Net cash used in financing activities	(30,507)	(3,982,714)

Net increase (decrease) in cash and equivalents	(10,926,730)	419,846

Cash and Equivalents — Beginning of Period	11,355,075	3,090,329

Cash and Equivalents — End of Period	$428,345	$3,510,175

Supplemental Cash Flow Information
Interest expense paid	$977,123	$1,574,520
Total interest paid	$977,123	$1,574,520

Supplemental Disclosure of Noncash Investing and Financing Activities
Restricted cash from long term debt proceeds	$—	$1,710,000

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2009 (Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments (consisting of normal recurring accruals, with the exception of the adjustments to write-off deferred loan costs and to reclassify certain debt as current) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Nature of Business

The Company was organized to fund and construct a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution to upper Midwest states. In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.                 The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment and estimates of losses on forward contract commitments and inventory, and analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the “customer”) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

2.              GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets and a decline in ethanol prices have caused margins in the ethanol industry to be negative. The Company incurred a loss of approximately $6.2 million and used cash of approximately $10.7 million for operating activities in the three months ending January 31, 2009. At January 31, 2009, the Company was out of compliance with the minimum working capital requirement provision of its master loan agreement with AgStar Financial Services, PCA (AgStar). In addition, the Company anticipates that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2009. The Company is currently in negotiations with AgStar regarding the waiver of the actual or expected violations of the master loan agreement. However, there is no assurance when any waiver or amendment will be provided by the lender, if ever, or that the Company will be able to comply in the future with all covenants and obligations of the master loan agreement. Further, AgStar is also reviewing the availability of the line of credit under the master loan agreement, which matures on April 1, 2009. There can be no assurance that AgStar will extend the maturity of the line of credit or extend the line of credit for any particular availability. At January 31, 2009, the Company has reclassified the long-term debt related to this agreement to current since AgStar has a right to demand immediate repayment, among other rights as a secured lender. Additionally, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt. If AgStar exercised its right to accelerate the maturity of the debt outstanding under the master loan agreement or did not extend the maturity of the line of credit beyond April 1, 2009, the Company would not have adequate available cash to repay the amounts currently outstanding. These factors may raise doubt about the Company’s ability to continue as a going concern.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2009 (Unaudited)

Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents. The Company’s plan to address the expected shortfall of working capital is to conserve funds by utilizing and reducing corn inventory as well as reducing operating expenses through cost controls. The Company believes it has sufficient funding for its business in the short-term if it is not required to repay the outstanding indebtedness to AgStar or the outstanding indebtedness on the line of credit, based on converting and selling inventory, and reducing expenses. Further, if a waiver of covenant defaults is received, the Company may continue borrowing on its line of credit and its revolving term note with AgStar, providing additional liquidity for its business. The Company continues to negotiate with AgStar regarding changes to the master loan agreement, including the potential to delay principal payments on the debt over the next year. There can be no assurance that the Company will be able to achieve any of these objectives. If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2008. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to our plant primarily from local agricultural producers and from purchases on the open market. Ethanol sales average 75 - 80% of total revenues and corn costs average 70% - 80% of cost of goods sold.

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

4.              FAIR VALUE MEASUREMENTS

Effective November 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended January 31, 2009 that would require adjustment to the recognized balances of assets or liabilities that are recorded at fair value on a nonrecurring basis.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2009 (Unaudited)

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2009	Level 1	Level 2	Level 3
Restricted cash – current	$337,257	$337,257	$—	$—

Restricted cash – long-term	$920,635	$920,635	$—	$—

Commodity derivative instruments	$653,302	$653,302	$—	$—

The fair value of the commodity derivative instruments, which relate to corn and ethanol, and restricted cash, which includes money market funds, are based on quoted market prices in an active market.

5.              INVENTORY

Inventory consisted of the following at January 31, 2009 and October 31, 2008:

	January 31,	October 31,
	2009	2008 *
Raw materials	$8,301,999	$5,830,477
Work in process	926,112	1,200,242
Finished goods	1,141,245	725,365
Supplies	1,046,067	683,007
Other grains	683,279	1,194,658
Total	$12,098,702	$9,633,749

*	Derived from audited financial statements

The Company recorded losses of approximately $195,000 for the three months ended January 31, 2009 related to inventory where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. At January 31, 2009 and October 31, 2008, the Company stored grain inventory for farmers. The value of these inventories owned by others is approximately $694,000 and $658,000 based on market prices at January 31, 2009 and October 31, 2008, respectively.

6.              DERIVATIVE INSTRUMENTS

At January 31, 2009 and October 31, 2008, the Company recorded an asset for derivative instruments of approximately $650,000 and $750,000, respectively. None of the positions open at January 31, 2009 and October 31, 2008 are designated as cash flow or fair value hedges.  The Company has recorded a gain of approximately $450,000 and $716,000 in cost of goods sold related to its corn derivative instruments for the quarters ending January 31, 2009 and 2008, respectively. The Company has recorded a gain of approximately $375,000 in revenues related to ethanol derivatives for the quarter ended January 31, 2009. There was no gain recognized in revenues related to derivatives for the quarter ended January 31, 2008.

7.              LINE OF CREDIT

The Company has a line of credit for up to $7,500,000, subject to certain borrowing base requirements, and is due April 1, 2009. Interest accrues on borrowings at the one month LIBOR plus 3.25%, which totaled 3.67% at January 31, 2009 and 5.74% at October 31, 2008. The Company has a .25% commitment fee on the unused portion of the line of credit. As of January 31, 2009, the Company had drawn $1,000,000 on the line. There was no balance outstanding on the line of credit at October 31, 2008.

The line of credit, along with the term note and revolving term note described in Note 8, is subject to a master loan agreement with AgStar. At January 31, 2009, the Company was not in compliance with the working capital requirement of the master loan agreement. Additionally, the Company anticipates being out of compliance with one or more covenants through or as of fiscal year end 2009.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2009 (Unaudited)

The Company is negotiating with AgStar to waive the actual and probable violations of the loan agreement, but has not received a waiver from AgStar. There is no assurance when any waiver or amendment will be provided by the lender, or that the Company will be able to comply in the future with all covenants and obligations of the master loan agreement. The Company has reclassified the term note and revolving term note to current liabilities since AgStar has the right to accelerate the indebtedness and declare it immediately due. In the absence of a waiver of the actual or probable covenant violations, amendment to the loan agreement or refinancing of the loan agreement, the Company does not have adequate capital to repay all of the amounts that would become due upon acceleration. The Company is currently in discussions with AgStar to extend the maturity of the line of credit at its current level, to waive the actual or probable violations of the loan agreement, and delay principal payments on the term note and revolving term note. There is no assurance that any amendment, extension of maturity or available amounts, or delay in principal payments will be provided by AgStar. See Note 2 regarding the presentation of the financial information contained in this Form 10-Q in light of this event of default.

8.              DEBT FINANCING

Debt financing consists of the following:

	January 31,	October 31,
	2009	2008*
Term note payable to lending institution, see terms below	$56,534,738	$57,508,968

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Note payable to County government	100,000	100,000

Assessments payable	3,905,153	3,910,266

Notes payable to electrical company	1,950,299	2,173,826

Equipment note	56,018	65,956

Total	63,702,080	64,914,888

Less amounts due on demand or within one year	58,427,993	5,649,354

Net long term debt	$5,274,087	$59,265,534

*	Derived from audited financial statements

As described in Note 2, we are currently out of compliance with a covenant of the master loan agreement with AgStar and have reclassified the long-term portion of the debt with them to current.

Term Note

 The term note requires monthly payments of approximately $702,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.67% and 5.74% at January 31, 2009 and October 31, 2008, respectively. In May 2008, the Company locked in an interest rate of 3.58% plus 3.00%, which totals 6.58% on $45,000,000 of the note, for three years ending April 30, 2011. As described in Note 7, the Company is currently out of compliance with the master loan agreement, has not received a waiver from AgStar, and has reclassified the term note and the revolving term note described below to current liabilities. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to the lending institution until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor has personally guaranteed up to $3,740,000 of our obligations under the master loan agreement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2009 (Unaudited)

Revolving Term Note

The Company has a revolving term note with the same lending institution for up to $4,500,000 for cash and inventory management purposes. The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.67% and 5.74% at January 31, 2009 and October 31, 2008 respectively. The availability under this note declines by $500,000 annually until October 2011 when it will be $3,000,000 until maturity in October 2012. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Note 2, we are currently out of compliance with the master loan agreement and have reclassified the amount due on the revolving term note to current liabilities.

Maturities

The estimated maturities of long-term debt at January 31, 2009, are as follows (after reclassification of $52.7 million of the long-term debt to current, as noted above):

2010	$58,427,993
2011	684,529
2012	683,292
2013	673,666
2014	366,229
Thereafter	2,866,371
Total long-term debt	$63,702,080

The estimated maturities include the term note and revolving term note as due currently as AgStar has the right to call the loans. However, AgStar has not yet called the loans and the Company continues to negotiate the waiver of the actual and expected violations of the master loan agreement with AgStar.

9.              COMMITMENTS AND CONTINGENCIES

Plant Constructions

Our ethanol plant was constructed under a design-build agreement with Fagen, Inc. as the design-builder. As of January 31, 2009, the Company has paid $77.6 million and has retained approximately $3.8 million in payments to Fagen, Inc. Final payment will be due once the plant meets certain operating performance criteria. The ethanol plant must meet certain performance and emission standards and the general contractor retains liability for failure to meet these standards. The Company continues to undergo performance testing in fiscal 2009.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $26,813,000 through December 2009, which represents approximately 46% of the Company’s anticipated purchases in fiscal 2009.

Currently, some of these corn contract prices are above current market prices for corn and net realizable value once converted to ethanol and distiller grains. Given the recent declining price of corn and ethanol, upon taking delivery under these contracts, the Company would incur a loss. The Company had accrued losses on these purchase commitments of approximately $5,229,000 at January 31, 2009. This amount includes additional losses on purchase commitments of approximately $1,815,000 during the three months ended January 31, 2009. Losses on purchase commitments are recorded as in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

10.       RELATED PARTY TRANSACTIONS

During the quarters ending January 31, 2009 and January 31, 2008, the Company purchased corn from members for approximately $14,232,000 and $5,741,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008 and Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month periods ended January 31, 2008 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Overview

Heron Lake BioEnergy, LLC operates a coal-fired, dry mill corn-based ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The plant was completed, and full-scale production of ethanol and distillers’ grains at the plant began, in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains locally, and throughout the continental United States.

We are subject to a number of factors, including those affecting the fuel ethanol industry generally, that may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the availability and cost of coal, which we use in the production process; dependence on our ethanol marketer to market and distribute our ethanol; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.

Since commencing operations, our focus has been on (i) ensuring the plant is operating as efficiently as possible and (ii) cost-effective purchasing of key manufacturing inputs such as corn.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2008. At January 31, 2009, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Statement of Operations for the three months ended January 31, 2009 and January 31, 2008.

	January 31, 2009		January 31, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$18,095,366	100.0	$31,981,484	100.0

Cost of Goods Sold
Cost of goods sold	19,877,852	109.8	24,501,156	76.6
Lower of cost or market adjustment	2,009,849	11.1	—	—
Total Cost of Goods Sold	21,887,701	120.9	24,501,156	76.6

Gross Profit (Loss)	(3,792,335)	(20.9)	7,480,328	23.4

Operating Expenses	1,008,518	5.6	750,040	2.3

Operating Income (Loss)	(4,800,853)	(26.5)	6,730,288	21.1

Other Expense, net	(1,445,953)	(8.0)	(1,503,892)	(4.7)

Net Income (Loss)	$(6,246,806)	(34.5)	$5,226,396	16.4

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the Plant and declined 43% from the quarter ended January 31, 2008 to the quarter ended January 31, 2009. Ethanol revenues during the quarter ended January 31, 2009, were approximately $13.8 million, representing 76.2% of our sales, compared to approximately $24.0 million during the quarter ended January 31, 2008, representing 75.0% of our sales. The decrease in ethanol revenue was a result of a 22% decrease in the average price per gallon of ethanol quarter to quarter, in conjunction with a 26% decrease in the gallons of ethanol sold. The decrease in ethanol prices followed declines in the gasoline market during the quarter ended January 31, 2009. Production difficulties experienced during the first quarter of fiscal 2009 related to coal handling equipment and was the main contributing factor in the reduced number of gallons produced and sold during the period. We have taken steps to address the production difficulties, but there can be no assurance that future production disruptions will not occur. We had gains of approximately $375,000 related to ethanol derivatives for the quarter ended January 31, 2009. There were no ethanol derivative gains during the quarter ended January 31, 2008.

Total sales of DGS during the quarter ended January 31, 2009 was approximately $2.6 million comprising 14.4% of our sales. DGS sales during the quarter ended January 31, 2008, were $4.4 million or 13.8% of sales. The production difficulties experienced during the quarter ended January 31 2009 caused DGS production and sales to decline resulting in a decline DGS revenue.

Cost of Sales

Our costs of sales includes, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); coal, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply.

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 120.9% and 76.6% for the three months ended January 31, 2009 and, 2008, respectively. The per bushel cost of corn purchased increased approximately 29% in the quarter ended January 31, 2009 as compared to the quarter ended January 31, 2008. This increase combined with the 22% decrease in the per gallon sales price of ethanol to cause this increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of $2,009,849 for the quarter ended January 31, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. There was no lower of cost or market adjustment for the quarter ended January 31, 2008. We had gains related to corn derivative instruments of approximately $450,000 and $716,000 for the quarters ended January 31, 2009 and 2008, respectively, which reduced cost of sales. Our gross margin for the three months ended January 31, 2009 decreased to (20.9%) from 23.4% for the three months ended January 31, 2008. We had a negative gross margin in the first quarter of fiscal 2009 as compared to first quarter of fiscal 2008 due to the 22% decline in ethanol prices while corn prices increased 29%. In addition, lower production levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At January 31, 2009, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the Plant, marketing fees, insurance, professional fees and similar costs. These expenses represented 5.6% of total revenues for the quarter ended January 31, 2009 and 2.3% of total revenues for the quarter ended January 31, 2008.       These expenses generally do not vary with the level of production at the plant. Professional and legal fees increased with additional accounting and internal control consulting work in anticipation of required compliance with the Sarbanes-Oxley Act of 2002 and SEC reporting requirements. Decreased revenue for the quarter ended January 31, 2009 also negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 43%.

Other Income (Expense)

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which is down approximately 33% as compared to the quarter ended January 31, 2008, is dependent on the balances outstanding and on interest rate fluctuations. For the quarter ended January 31, 2009, debt balances were down approximately 2% and interest rates decreased as well period over period. Also included in other expense is the write-off of loan costs of approximately $445,000. Because we have not obtained a waiver from AgStar Financial Services, PCA (“AgStar”) for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as currently due. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

Liquidity and Capital Resources

As of January 31, 2009, we had cash and cash equivalents (other than restricted cash) of approximately $428,000, current assets (including derivative instruments valued at approximately $653,000) of approximately $17.2 million and total assets of approximately $121.7 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have three forms of debt: a term note, a revolving term note and a line of credit. Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

At January 31, 2009, we were not in compliance with the requirement of our master loan agreement to maintain at least $3.0 million in working capital. Additionally, we do not expect to be in compliance with one or more additional covenants of the master loan agreement as of fiscal year end 2009. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $57.7 of the AgStar debt as a current liability. As a result, current liabilities as of January 31, 2009 totaled approximately $72.1 million, including $52.7 million of long-term debt reclassified as current.

We have requested a waiver of the covenant violations from AgStar and are currently in negotiations with AgStar regarding the waiver of current and potential future covenant violations. However, there is no assurance that any waiver or amendment to the master loan agreement will be provided by the lender, or that we will be able to comply in the future with all covenants and obligations of the master loan agreement. Further, there can be no assurance that the lender will not demand immediate repayment of all $58.7 million in indebtedness outstanding under the master loan agreement at January 31, 2009 or exercise any of its rights as a secured party with respect to the Company’s assets. The total indebtedness to AgStar at January 31, 2009 consists of $56.5 million under the term note, $1.2 million under the revolving term note and $1.0 million under the line of credit. In the absence of a waiver of the covenant defaults, an amendment to the master loan agreement or refinancing of the master loan agreement, we do not have adequate capital to repay all of the amounts that would become due upon acceleration.

In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45,000,000 of the term note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on the one month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $702,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to the lending institution until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

Also part of our master loan agreement with AgStar is a line of credit for up to $7,500,000. This line of credit will mature on April 1, 2009. At January 31, 2009 and March 13, 2009, $1,000,000 and $3,000,000, respectively, were outstanding on the revolving line of credit. We are currently in negotiations with AgStar to extend the maturity of the line of credit at $7.5 million of availability, in addition to waiving the event of default arising from the working capital covenant violation. In the absence of a waiver or an amendment to the line of credit to extend the maturity date, we do not have adequate capital to repay the currently outstanding amounts on the line of credit. There is no assurance that any amendment or extension of maturity will be provided by the lender.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the quarter ended January 31, 2009, we used cash to make principal payments of approximately $1.2 million against our long-term debt. During the same period, we drew $1.0 million on our line of credit described below.

During the quarter ended January 31, 2009, we used $10.7 million in cash for operating activities. This use consists primarily of a net loss of $6.2 million, payments for corn under deferred payment agreements and payments under forward purchase contracts the losses on which had been accrued on October 31, 2008.

During the quarter ended January 31, 2009, we used $0.2 million for investing activities to pay for capital expenditures and intangibles, and do not anticipate any significant capital expenditures during fiscal 2009. During the quarter ended January 31, 2009, we used $31,000 for financing activities consisting primarily of payment on long term debt of $1.0 million net of release of restricted cash and a draw on the line of credit of $1.0 million.

Further, while an event of default exists, we are not permitted to borrow additional funds under our line of credit or revolving term note unless AgStar consents. We expect to address expected shortfall in working capital by conserving funds by utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  Provided that we receive waivers from the events of default under the master loan agreement and that the lender does not exercise its right to demand immediate repayment of the outstanding indebtedness under the master loan agreement, we expect that our current cash reserves, when combined with anticipated revenues and our available borrowing capacity under our revolving promissory note and line of credit will be sufficient to fund our working capital and capital resources needs through fiscal 2009. However, there can be no assurance, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Outlook

We anticipate that ethanol prices will recover somewhat during 2009 from the lower prices received during three months ended January 31, 2009, based on prices quoted for ethanol futures on the Chicago Board of Trade, and as energy prices historically increase during the summer driving season. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

Prices for DGS are also affected by a number of factors beyond our control such as the supply of and demand for DGS as an animal feed, prices of competing feeds, and perceptions of nutritional value of DGS as compared to those competing feeds. We believe that current market prices for DGS can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and DGS supplies increase due to growth in the ethanol industry, DGS prices may decline.

Corn prices have been volatile for the past year  due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices. We expect the price of corn to remain at current price levels well into 2009.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s February 12, 2009 Feed Outlook Report, projects U.S. corn prices for the season average to be at $3.65 to $4.15 per bushel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weakness discussed below.

There was a material adjustment to our financial statements and other factors during the period covered by this report that impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The adjustments to our original trial balance impacted a balance sheet and an income statement account.  These deficiencies constituted a material weakness in our financial close process.

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures.  We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our controls and business processes. We are currently in the process of formalizing an internal control audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

In connection with the material weakness described above, our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our period-end financial close process.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2008. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K except as stated below:

We are in default of our master loan agreement with AgStar Financial Services.

At January 31, 2009, we were in default of our master loan agreement with AgStar relating to minimum working capital of $3.0 million. Additionally, we do not expect to be in compliance with one or more covenants of the master loan agreement as of fiscal year end 2009. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $57.7 in long-term debt as a current liability. As a result, current liabilities as of January 31, 2009 totaled approximately $72.1 million, including this $57.7 million. This compares to cash and cash equivalents (other than restricted cash) at January 31, 2009 of approximately $428,000, current assets of approximately $17.2 million and total assets of approximately $121.7 million. In the absence of a waiver of the covenant defaults, amendment to the master loan agreement or refinancing of the master loan agreement, we do not have adequate capital to repay all of the amounts that would become due upon acceleration.

Also part of our master loan agreement with AgStar is a line of credit for up to $7,500,000. This line of credit will mature on April 1, 2009. At January 31, 2009 and March 13, 2009, $1,000,000 and $3,000,000 respectively, were outstanding on the revolving line of credit. We are currently in negotiations with AgStar to extend the maturity of the line of credit and to waive the event of default arising from the failure to meet the minimum working capital covenant. In the absence of a waiver or an amendment to the line of credit to extend the maturity date, we do not have adequate capital to repay the currently outstanding amounts on the line of credit. There is no assurance that any amendment or extension of maturity will be provided by the lender or that the line of credit, if renewed, will allow for up to $7.5 million in available borrowing. Further, while an event of default exists, we are not permitted to borrow additional funds under our line of credit or revolving term note unless AgStar consents.

If we do not receive waiver of the events of default under the master loan agreement and an extension of maturity of our line of credit, we may be required to attempt to refinance our debt, curtail significantly, or stop our business activities. If the lender enforces its rights under the master loan agreement to accelerate the indebtedness or proceed against our assets to collect on the indebtedness, we may lose control of our business and be forced to sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition.

Item 3. Defaults Upon Senior Securities

At January 31, 2009, Heron Lake BioEnergy, LLC was in default of the minimum working capital covenant of a master loan agreement with AgStar Financial Services, PCA.  This master loan agreement relates to indebtedness at January 31, 2009 consisting of $56.5 million under a term note, $1.2 million under a revolving term note and $1.0 million under a line of credit.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 17, 2009	/s/ Robert J. Ferguson
Robert J Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2009	/s/ Brett L. Frevert
Brett L Frevert
Interim Chief Financial Officer (Principal Accounting and Financial Officer)