Form 10-Q
period 2009-04-30
Heron Lake BioEnergy, LLC
filed 2009-06-15
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2009

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 000-51825

HERON LAKE BIOENERGY, LLC

(Exact name of Registrant as specified in its charter)

Minnesota	41-2002393
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

91246 390 th  Avenue, Heron Lake, MN 56137-1375

(Address of principal executive offices)

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 15, 2009, there were 27,104,625 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,135,558	$11,355,075
Restricted cash	591,685	1,499,472
Accounts receivable	2,601,259	3,368,076
Inventory	7,368,486	9,633,749
Derivative instruments	105,325	750,172
Prepaid expenses	1,147,739	616,641
Total current assets	13,950,052	27,223,185

Property and equipment
Land and improvements	12,571,092	12,552,721
Plant buildings and equipment	97,362,365	97,159,759
Vehicles and other equipment	618,710	597,921
Office buildings and equipment	614,643	597,508
	111,166,810	110,907,909
Less accumulated depreciation	9,804,056	7,025,870
	101,362,754	103,882,039

Other Assets
Deferred loan costs, net	—	467,128
Restricted cash	904,521	995,804
Other intangibles	506,193	464,304
Debt service deposits and other	398,700	368,350
Total other assets	1,809,414	2,295,586

Total Assets	$117,122,220	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2009	2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$2,000,000	$—
Current maturities of long-term debt	58,433,818	5,649,354
Accounts payable:
Trade accounts payable	1,830,412	5,635,204
Trade accounts payable — related party	522,992	792,450
Construction payable — related party	3,839,413	3,839,413
Accrued expenses	649,846	512,709
Accrued losses on forward contracts	3,027,246	7,122,966
Total current liabilities	70,303,727	23,552,096

Long-Term Debt, net of current maturities	5,260,051	59,265,534

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	41,558,442	50,583,180

Total Liabilities and Members’ Equity	$117,122,220	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,	Three Months Ended April 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$21,493,104	$33,590,181

Cost of Goods Sold
Cost of goods sold	21,241,824	26,154,559
Lower of cost or market adjustment`	1,448,381	—
Total Cost of Goods Sold	22,690,205	26,154,559

Gross Margin (Loss)	(1,197,101)	7,435,622

Selling, General, and Administrative Expenses	705,677	782,168

Operating Income (Loss)	(1,902,778)	6,653,454

Other Income (Expense)
Interest income	13,991	22,545
Interest expense	(905,485)	(1,191,222)
Other income, net	16,339	4,645
Total other expense, net	(875,155)	(1,164,032)

Net Income (Loss)	$(2,777,933)	$5,489,422

Net Income (Loss) Per Unit - Basic and Diluted	$(0.10)	$0.20

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Six Months Ended April 30,	Six Months Ended April 30,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$39,588,470	$65,571,665

Cost of Goods Sold
Cost of goods sold	41,119,676	50,655,715
Lower of cost or market adjustment	3,458,230	—
Total Cost of Goods Sold	44,577,906	50,655,715

Gross Margin (Loss)	(4,989,436)	14,915,950

Selling, General, and Administrative Expenses	1,736,337	1,532,208

Operating Income (Loss)	(6,725,773)	13,383,742

Other Income (Expense)
Interest income	51,872	37,665
Interest expense	(1,923,529)	(2,738,254)
Write off of loan costs	(444,985)	—
Other income, net	17,677	32,665
Total other expense, net	(2,298,965)	(2,667,924)

Net Income (Loss)	$(9,024,738)	$10,715,818

Net Income (Loss) Per Unit - Basic and Diluted	$(0.33)	$0.40

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,	Six Months Ended April 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(9,024,738)	$10,715,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,796,132	2,799,016
Amortization of loan costs included with interest expense	22,143	45,456
Write-off of loan costs	444,985	—
Lower of cost or market adjustments	3,458,230	—
Gain on disposal of assets	—	(16,500)
Change in fair value of derivative instruments	(93,873)	(116,284)
Change in operating assets and liabilities:
Restricted cash	770,726	143,445
Accounts receivable	766,817	(2,967,954)
Inventory	2,011,004	8,400,252
Derivative instruments	738,720	(297,992)
Prepaid expenses	(531,098)	(761,694)
Accounts payable	(4,074,250)	(8,170,638)
Accrued expenses	137,137	(171,608)
Accrued loss on forward contracts	(7,299,691)	—
Net cash provided by (used in) operating activities	(9,877,756)	9,601,317

Investing Activities
Proceeds from sale of assets	—	43,500
Payments for intangibles	(59,835)	—
Capital expenditures	(258,901)	(687,451)
Net cash used in investing activities	(318,736)	(643,951)

Financing Activities
Checks written in excess of bank balance	—	(514,633)
Proceeds from line of credit, net	2,000,000	(2,074,235)
Payments on notes payable — related party	—	(4,202,930)
Payments of long-term debt	(2,232,505)	(2,632,269)
Proceeds from issuance of long-term debt	1,011,486	3,289,176
Debt service deposits included with other assets	(30,350)	(91,050)
Release of restricted cash	228,344	92,702
Net cash provided by (used in) financing activities	976,975	(6,133,239)

Net increase (decrease) in cash and equivalents	(9,219,517)	2,824,127

Cash and Equivalents — Beginning of Period	11,355,075	3,090,329

Cash and Equivalents — End of Period	$2,135,558	$5,914,456
Supplemental Cash Flow Information
Total interest paid	$1,849,256	$2,863,338
Supplemental Disclosure of Noncash Investing and Financing Activities
Restricted cash from long term debt proceeds	$—	$1,710,000

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2008.

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments (consisting of normal recurring accruals, with the exception of the adjustments to write-off deferred loan costs and to reclassify certain debt as current) that are considered necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution to upper Midwest states. In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment, estimates of losses on forward contract commitments and inventory, and analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern. Management periodically reviews these estimates and assumptions, and makes adjustments when circumstances have changed, with the effects of revisions reflected in the period in which the revision is made. Actual results could differ from those estimates.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the marketing company (the “customer”) has taken title and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company’s fiscal quarter ended April 30, 2009. Because SFAS 161 requires enhanced disclosures but does not modify the accounting treatment of derivative instruments and hedging activities, the Company believes the adoption of this standard had no impact on its financial position, results of operations, or cash flows.  The additional disclosures required by this standard are included in Note 6.

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company’s ethanol production facilities, has an installed capacity of 50 million gallons per year.  The carrying value of these facilities at March 31, 2009 was approximately $99 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at March 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

2.           GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets and a decline in ethanol prices have caused margins in the ethanol industry to be negative. The Company incurred a loss of approximately $2.8 million and generated cash of approximately $800,000 from operating activities during the three months ended April 30, 2009.  For the six months ended April 30, 2009, the Company incurred a loss of approximately $9.0 million and used cash of approximately $9.9 million for operating activities.  At April 30, 2009 as at January 31, 2009, the Company was out of compliance with the minimum working capital requirement provision of its master loan agreement with AgStar Financial Services, PCA (AgStar). In addition, the Company anticipates that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2009 unless amended. At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of April 30, 2009 because of the covenant default stated above and because of the Company’s failure to repay the revolving line of credit that matured on April 1, 2009 and was due on May 1, 2009.  The Company did not repay the revolving line of credit when due because of ongoing negotiations with AgStar regarding the renewal of the line of credit, which on June 12, 2009 resulted in a renewal of the line of credit effective May 29, 2009 as described below.  Additionally, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt during the quarter ended January 31, 2009. If AgStar had exercised its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company would not have adequate available cash to repay the amounts currently outstanding at April 30, 2009. Further, while an event of default existed, the Company was not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 12, 2009, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit effective May 29, 2009.  Therefore, effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending January 31, 2009. Further, on June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending April 30, 2009.  AgStar also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.

With the extension of the revolving line of credit on June 12, 2009 and effective May 29, 2009, the Company believes it has sufficient capital resources through April 30, 2010 based upon its current cash reserves, inventory sales, anticipated revenues and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to restructure or significantly curtail its operations, file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.             UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2008. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75 - 80% of total revenues and corn costs average 70% - 80% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements.

4.             FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to the financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended April 30, 2009 that would require adjustment to the recognized balances of assets or liabilities that are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value, as defined by SFAS 157, on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2009	Level 1	Level 2	Level 3
Restricted cash – current	$591,685	$591,685	$—	$—

Restricted cash – long-term	$904,521	$904,521	$—	$—

Commodity derivative instruments	$105,325	$105,325	$—	$—

These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is applied using SFAS No. 157. The fair value of the commodity derivative instruments, which relate to corn and restricted cash, which includes money market funds, are based on quoted market prices for identical assets or liabilities in an active market.

5.             INVENTORY

Inventory consisted of the following at April 30, 2009 and October 31, 2008:

	April 30,	October 31,
	2009	2008*
Raw materials	$4,341,353	$5,830,477
Work in process	680,925	1,200,242
Finished goods	825,548	725,365
Supplies	1,174,032	683,007
Other grains	346,628	1,194,658
Total	$7,368,486	$9,633,749

*   Derived from audited financial statements

The Company recorded losses of approximately $60,000 and $254,000 for the three and six months ended April 30, 2009, respectively, related to inventory, in addition to losses recorded on forward contracts as noted in Note 9, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. At April 30, 2009 and October 31, 2008, the Company stored grain inventory for farmers. The value of these inventories owned by others is approximately $180,000 and $658,000 based on market prices at April 30, 2009 and October 31, 2008, respectively.

6.             DERIVATIVE INSTRUMENTS

As of April 30, 2009, the Company has entered into corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of April 30, 2009, the notional amount of the Company’s outstanding derivative instruments was approximately 1,020,000 bushels that were entered into to hedge forecasted corn and grain purchases through July 2009.

The following tables provide details regarding the Company’s fair value of the derivative instruments at April 30, 2009, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Derivative instruments	$105,325	$—

In addition, as of April 30, 2009 the Company had approximately $245,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$647,000	$1,518,000

Ethanol contracts	Revenues	—	(906,000)
Totals		$647,000	$612,000

	Statement of	Six-Months Ended April 30,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$1,134,000	$2,234,000

Ethanol contracts	Revenues	373,000	(906,000)
Totals		$1,507,000	$1,328,000

7.             LINE OF CREDIT

The Company had a line of credit with AgStar for up to $7,500,000, subject to certain borrowing base requirements, that matured on April 1, 2009 and was due on May 1, 2009.  The Company did not repay amounts due upon maturity under the line of credit because of continuing negotiations with AgStar regarding the renewal of the line of credit under the master loan agreement.  On June 12, 2009 and effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending January 31, 2009. Further, as of June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending April 30, 2009.  Interest accrues on borrowings at the one-month LIBOR plus 3.25%, which totaled 3.70% at April 30, 2009 and 5.74% at October 31, 2008. From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  The Company has a .25% commitment fee on the unused portion of the line of credit. As of April 30, 2009, the Company had drawn $2,000,000 on the line. There was no balance outstanding on the line of credit at October 31, 2008.

8.             DEBT FINANCING

Debt financing consists of the following:

	April 30,	October 31,
	2009	2008*
Term note payable to lending institution, see terms below	$55,538,241	$57,508,968

Revolving term note to lending institution, see terms below	2,155,872	1,155,872

Note payable to County government	100,000	100,000

Assessments payable	3,899,927	3,910,266

Notes payable to electrical company	1,922,387	2,173,826

Equipment note	77,442	65,956

Total	63,693,869	64,914,888

Less amounts due on demand or within one year	58,433,818	5,649,354

Net long term debt	$5,260,051	$59,265,534

*   Derived from audited financial statements

As described in Note 2, the Company does not expect to be in compliance with covenants of the master loan agreement with AgStar as of October 31, 2009 and has reclassified the long-term portion of the debt with AgStar to current.

Term Note

The term note requires monthly payments of approximately $702,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.70% and 5.74% at April 30, 2009 and October 31, 2008, respectively. In May 2008, the Company locked in an interest rate of 3.58% plus 3.00%, which totals 6.58% on $45,000,000 of the note, for three years ending April 30, 2011. As described in Notes 2 and 7, as of January 31, 2009, the Company was out of compliance with the master loan agreement, had not received a waiver from AgStar for the working capital covenant defaults, and, therefore, reclassified the term note and the revolving term note described below to current liabilities. The Company subsequently received waivers of the violations for the periods ending January 31, 2009 and April 30, 2009, but anticipates that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2009 unless amended and so the long-term debt with AgStar remains current. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to AgStar until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor, who is a member, has personally guaranteed up to $3,740,000 of the Company’s obligations under the master loan agreement. From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.

Revolving Term Note

The Company has a revolving term note with AgStar for up to $5,000,000 for cash and inventory management purposes. The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.70% and 5.74% at April 30, 2009 and October 31, 2008 respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Note 2 and 7, as of April 30, 2009, the Company was out of compliance with the master loan agreement and reclassified the amount due on the revolving term note to current liabilities.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.

Maturities

The potential maturities of long-term debt at April 30, 2009, are as follows:

2010	$58,433,818
2011	690,541
2012	711,190
2013	644,470
2014	366,229
Thereafter	2,847,621
Total long-term debt	$63,693,869

The estimated maturities include the term note and revolving term note as due currently.  As of April 30, 2009, the Company was not in compliance with the covenants of the master loan agreement.  On June 12, 2009, the Company received a waiver from AgStar for the periods ended January 31, 2009 and ended April 30, 2009.  However, we do not expect to be in compliance with one or more covenants of the master loan agreement as of July 30, 2009 or October 31, 2009 unless these covenants are amended.  If we do not negotiate amendments to these covenants or receive waivers for any default of any covenant of the master loan agreement, we will be in default of the master loan agreement, which will entitle AgStar to accelerate all of the indebtedness under the master loan agreement.   As such, $52.7 million is included in amounts due within the next twelve months that would otherwise be classified as long-term.  The Company continues to negotiate with AgStar regarding waivers and amendments to the master loan agreement, the receipt of which cannot be assured.

9.             COMMITMENTS AND CONTINGENCIES

Plant Construction

The ethanol plant was constructed under a design-build agreement with Fagen, Inc. as the design-builder. As of April 30, 2009, the Company has paid $77.6 million and has retained approximately $3.8 million in payments to Fagen, Inc. Final payment will be due once the plant meets certain operating performance criteria. The ethanol plant must meet certain performance and emission standards and the general contractor retains liability for failure to meet these standards. The Company continues to undergo performance testing in fiscal 2009.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $15.4 million through January 2010, which represents approximately 42% of the Company’s anticipated purchases in fiscal 2009.

Currently, some of these corn contract prices are above current market prices for corn and net realizable value once converted to ethanol and distiller grains. Given the recent declining price of corn and ethanol, upon taking delivery under these contracts, the Company would incur a loss. The Company had accrued losses on these purchase commitments of approximately $3.0 million at April 30, 2009. This amount includes additional losses on purchase commitments of approximately $1,388,000 and $3,204,000 in the three and six months ended April 30, 2009 respectively.  Losses on purchase commitments are recorded as in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

10.          RELATED PARTY TRANSACTIONS

During the three months ending April 30, 2009 and April 30, 2008, the Company purchased corn from members for approximately $10.6 million and $12.8 million, respectively.  The Company purchased corn from members of approximately $24.8 million and $18.5 million during the six months ended April 30, 2009 and April 30, 2008 respectively.  Purchases from members comprise the majority of total corn purchases for the respective periods.  Certain of the members are officers or governors of the Company or their respective affiliates.

11.          SUBSEQUENT EVENTS

Following the quarter ended April 30, 2009, the Company and AgStar agreed upon the terms of a renewed line of credit.  On June 12, 2009 and effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending January 31, 2009.  Further, as of June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending April 30, 2009.  AgStar also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. Words such as “plan,” “expect,” “believe,” “project,” “anticipate,” “intend,” “estimate,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2008 and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q , as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and six month periods ended April 30, 2008 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Overview

Heron Lake BioEnergy, LLC operates a coal-fired, dry mill corn-based ethanol plant near Heron Lake, Minnesota. The plant has a name-plate capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. The plant was completed, and full-scale production of ethanol and distillers’ grains at the plant began, in September 2007. We began recording revenue from plant production in October 2007.  Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains locally, and throughout the continental United States.

We are subject to a number of factors, including those affecting the fuel ethanol industry generally, that may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the availability and cost of coal, which we use in the production process; the supply and demand for ethanol as fuel; dependence on our ethanol marketer to market and distribute our ethanol; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.

Since commencing operations, our focus has been on (i) ensuring the plant is operating efficiently, (ii) cost-effective purchasing of key manufacturing inputs such as corn and (iii) addressing liquidity issues to ensure adequate working capital.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2008. At April 30, 2009, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, we have presented our financial statements assuming we continue as a going concern.  Extremely volatile conditions within the ethanol industry and recent debt covenant violations as well as projected violations of our master loan agreement with AgStar without receiving waivers and/or amendments have caused us to reclassify our long-term debt with AgStar to current.  We have a line of credit with AgStar, which matured on April 1, 2009 and was due on May 1, 2009.  Our line of credit was subsequently renewed at $6,750,000 until November 2009.  We subsequently received waivers of the violations for the periods ending January 31, 2009 and April 30, 2009, but anticipate that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2009 unless amended or waived and so the long-term debt with AgStar remains current.  Our ability to continue as a going concern is dependent on our operations.  Managements’ forecasts relating to our operating results include significant assumptions about the prices for ethanol, distillers grains, and corn as well as our operating efficiencies.

Results of Operations for the Three Months Ended April 30, 2009 and 2008

The following table shows summary information from our Statement of Operations for the three months ended April 30, 2009 and April 30, 2008.

	Three Months Ended April 30, 2009		Three Months Ended April 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$21,493,104	100.0	$33,590,181	100.0

Cost of Goods Sold
Cost of goods sold	21,241,824	99.6	26,154,559	77.9
Lower of cost or market adjustment	1,448,381	6.0	—	—
Total Cost of Goods Sold	22,690,205	105.6	26,154,559	77.9

Gross Profit (Loss)	(1,197,101)	(5.6)	7,435,622	22.1

Operating Expenses	705,677	3.3	782,168	2.3

Operating Income (Loss)	(1,902,778)	(8.9)	6,653,454	19.8

Other Expense, net	(875,155)	(4.0)	(1,164,032)	(3.5)

Net Income (Loss)	$(2,777,933)	(12.9)	$5,489,422	16.3

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at our ethanol plant and declined 36.0% from the quarter ended April 30, 2008 to the quarter ended April 30, 2009. Ethanol revenues during the quarter ended April 30, 2009, were approximately $16.7 million, representing 77.7% of our sales, compared to approximately $28.4 million during the quarter ended April 30, 2008, representing 84.5% of our sales. The decrease in ethanol revenue was a result of a 35% decrease in the average price per gallon of ethanol period to period, in conjunction with a 10% decrease in the gallons of ethanol sold.  Production and sales volume declined as we worked to improve production efficiencies and plant performance.  The decrease in ethanol prices followed declines in the gasoline market during the quarter ended April 30, 2009.  We realized losses on ethanol hedges of $906,000 for the three months ended April 30, 2008.  There were no gains or losses on ethanol hedges for the three months ended April 30, 2009.

Total sales of DGS during the three months ended April 30, 2009 were approximately $3.8 million comprising 17.7% of our revenue. DGS sales during the three months ended April 30, 2008, were $4.4 million or 13.1% of sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn (which is the largest component of costs of sales), coal, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply.  We are able to store corn that we purchase in our elevator in Lakefield, Minnesota, as well as in on-site storage at the plant.

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 105.6% and 77.9% for the three months ended April 30, 2009 and, 2008, respectively. The per bushel cost of corn combined with accrued losses on forward contracts increased approximately 7.2% in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008. This increase combined with the 35% decrease in the per gallon sales price of ethanol caused this increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of $1.4 million for the three months ended April 30, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. There was no lower of cost or market adjustment for the three months ended April 30, 2008. We had gains related to corn derivative instruments of approximately $647,000 and $1,518,000 for the three months ended April 30, 2009 and 2008, respectively, which reduced cost of sales. Our gross margin (loss) for the three months ended April 30, 2009 decreased to (5.6%) from 22.1% for the three months ended April 30, 2008. We had a negative gross margin in the second quarter of fiscal 2009 as compared to a positive margin in the second quarter of fiscal 2008 due to the 35% decline in ethanol prices while corn costs increased 7.2%. In addition, lower production levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2009, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 3.3% of total revenues for the three months ended April 30, 2009 and 2.3% of total revenues for the three months ended April 30, 2008.  These expenses generally do not vary with the level of production at the plant. Professional and legal fees decreased for the three months ended April 30, 2009 as compared to the prior year period because of a reduction in legal, accounting, and consulting fees.  Decreased revenue for the three months ended April 30, 2009 also negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 36%.

Other Expense, Net

Other expense consisted primarily of interest expense that consists primarily of interest payments on our credit facilities described below. Interest expense, which is down approximately 23% as compared to the three months ended April 30, 2008, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended April 30, 2009, debt balances were down approximately 9% and interest rates decreased as well period over period.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.

Results of Operations for the Six Months Ended April 30, 2009 and 2008

The following table shows summary information from our Statement of Operations for the six months ended April 30, 2009 and April 30, 2008.

	Six Months Ended April 30, 2009		Six Months Ended April 30, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$39,588,470	100.0	$65,571,665	100.0

Cost of Goods Sold
Cost of goods sold	41,119,676	104.3	50,655,715	77.3
Lower of cost or market adjustment	3,458,230	8.3	—	—
Total Cost of Goods Sold	44,577,906	112.6	50,655,715	77.3

Gross Profit (Loss)	(4,989,436)	(12.6)	14,915,950	22.7

Operating Expenses	1,736,337	4.3	1,577,664	2.4

Operating Income (Loss)	(6,725,773)	(16.9)	13,338,286	20.3

Other Expense, net	(2,298,965)	(5.9)	(2,622,468)	(4.0)

Net Income (Loss)	$(9,024,738)	(22.8)	$10,715,818	16.3

Revenues

Revenues derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at our ethanol plant declined 40% from the six months ended April 30, 2008 to the six months ended April 30, 2009. Ethanol revenues during the six months ended April 30, 2009, were approximately $30.4 million, representing 76.9% of our sales, compared to approximately $52.4 million during the six months ended April 30, 2008, representing 79.9% of our sales. The decrease in ethanol revenue was a result of a 29% decrease in the average price per gallon of ethanol period to period, in conjunction with an 18% decrease in the gallons of ethanol sold. The decrease in ethanol prices followed declines in the gasoline market during the six months ended April 30, 2009. Production difficulties experienced during the first quarter of fiscal 2009 related to coal handling equipment was the main contributing factor in the reduced number of gallons produced and sold during the period. We have taken steps to address the production difficulties, but there can be no assurance that future production disruptions will not occur.  For the quarter ended January 31, 2009, we operated for 70 days and the plant was not operated for 537 hours.  For the quarter ended April 30, 2009, we operated for 85 days with 100 hours in which the plant was not operated.   We had gains of approximately $373,000 and a loss of $906,000 related to ethanol derivatives for the six months ended April 30, 2009 and 2008, respectively.

Total sales of DGS during the six months ended April 30, 2009 were approximately $6.4 million comprising 16.1% of our revenue. DGS sales during the six months ended April 30, 2008, were $8.8 million or 13.4% of revenue. The production difficulties experienced during the first fiscal quarter ended January 31 2009 caused tonnage of DGS production to decline resulting in a decline in DGS revenue.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales), coal, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply. We are able to store corn that we purchase in our elevator in Lakefield, Minnesota, as well as in on-site storage at the plant.

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 112.6% and 77.3% for the six months ended April 30, 2009 and, 2008, respectively.  The per bushel cost of corn purchased (net of losses realized in fiscal year 2008 for bushels delivered in the first two quarters of 2009) decreased approximately 19%  in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008.  However, cost of goods sold includes lower of cost or market adjustments of $3.5 million for the six months ended April 30, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. There was no lower of cost or market adjustment for the six months ended April 30, 2008 because market value exceeded cost.  We had gains related to corn derivative instruments of approximately $1,134,000 and $2,234,000 for the six months ended April 30, 2009 and 2008, respectively, which reduced cost of sales.  These factors  combine with the 29% decrease in the per gallon sales price of ethanol caused the increase in the cost of goods sold as a percent of revenues for the six months ended April 30, 2009. Our gross margin (loss) for the six months ended April 30, 2009 decreased to (12.6%) from 22.7% for the six months ended April 30, 2008. We had a negative gross margin in the first two quarters of fiscal 2009 as compared to positive gross margin in the first two quarters of fiscal 2008 due to the decline in ethanol prices; increased costs of goods sold, relative to revenues, due to unrealized losses on forward contracts; and decreased gains on derivative instruments. In addition, lower production levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2009, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 4.3% of total revenues for the six months ended April 30, 2009 and 2.4% of total revenues for the six months ended April 30, 2008.  These expenses generally do not vary with the level of production at the plant. Professional fees increased for the six months ended April 30, 2009 as compared to the prior year period because of additional legal, accounting and internal control consulting work in anticipation of required compliance with the Sarbanes-Oxley Act of 2002 and SEC reporting requirements. Decreased revenue for the six months ended April 30, 2009 also negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 40%.

Other Expense, Net

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which is down approximately 29% as compared to the six months ended April 30, 2008, is dependent on the balances outstanding and on interest rate fluctuations. For the six months ended April 30, 2009, debt balances were down approximately 9% and interest rates decreased as well period over period. From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  Also included in other expense is the write-off of loan costs of approximately $445,000. Because we have not obtained a waiver from AgStar Financial Services, PCA (“AgStar”) for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as currently due. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

Liquidity and Capital Resources

As of April 30, 2009, we had cash and cash equivalents (other than restricted cash) of approximately $2,135,000, current assets (including derivative instruments valued at approximately $105,000) of approximately $13.9 million and total assets of approximately $117.1 million.

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

In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45.0 million of the term note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on the one-month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $702,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2.0 million per year to the lending institution until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.  AgStar implemented a 2.0% interest rate surcharge effective May 1, 2009 through May 29, 2009, on the total debt outstanding in accordance with the terms of the master loan agreement due to the defaults explained below.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the six months ended April 30, 2009, we used cash to make principal payments of approximately $2.3 million against our long-term debt. During the same period, we drew $2.0 million on our line of credit described below and drew $1.0 million on the revolving term note.

During the six months ended April 30, 2009, we used $9.9 million in cash for operating activities. This use consists primarily of a net loss of $9.0 million, payments for corn under deferred payment agreements and payments under forward purchase contracts the losses on which had been accrued on October 31, 2008 net of cash realized from the decrease of corn inventory.

During the six months ended April 30, 2009, we used $319,000 for investing activities to pay for capital expenditures and intangibles, and do not anticipate any significant capital expenditures during fiscal 2009. During the six months ended April 30, 2009, we generated $900,000 from  financing activities consisting primarily of payment on long term debt of $2.1 million net of release of restricted cash and a draw on the line of credit and revolving term note of $3.0 million.

At January 31, 2009 through April 30, 2009, we were not in compliance with the requirement of our master loan agreement to maintain at least $3.0 million in working capital. Additionally, we do not expect to be in compliance with one or more additional covenants of the master loan agreement as of fiscal year end 2009. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $52.7 of the AgStar debt as a current liability. As a result, current liabilities as of April 30, 2009 totaled approximately $70.3 million, including $52.7 million of long-term debt reclassified as current.  On June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending January 31, 2009 and for the period ending April 30, 2009. Our debt with AgStar remains current based on projected violations of debt covenants within the next year.

Our line of credit under the master loan agreement is for a maximum of $7,500,000. This line of credit matured on April 1, 2009 and was due on May 1, 2009. At April 1, 2009 and April 30, 2009, $2,000,000 was outstanding on the line of credit. We did not repay amounts due on May 1, 2009 under the line of credit because of continuing negotiations with AgStar regarding the renewal of the line of credit.  On June 12, 2009, AgStar renewed our revolving line of credit loan effective May 29, 2009 at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.

There is no assurance that we will be able to comply in the future with all covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement will be provided by AgStar.  Further, there can be no assurance that the lender will not demand immediate repayment of all $59.7 million in indebtedness outstanding under the master loan agreement at April 30, 2009 or exercise any of its rights as a secured party with respect to the Company’s assets should we fail to comply with any covenants in the future. The total indebtedness to AgStar at April 30, 2009 consists of $55.5 million under the term note, $2.2 million under the revolving term note and $2.0 million under the line of credit. We do not have adequate capital to repay all of the amounts that would become due upon acceleration of our obligations under the master loan agreement at April 30, 2009.  Further, if an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar consented to advance us $2.0 million on the revolving term loan on June 4, 2009, our inability to borrow funds under the master loan agreement may result in a working capital shortfall.

The Company’s plan to address the expected shortfall of working capital is to conserve funds by utilizing and reducing corn inventory as well as reducing operating expenses through cost controls. The Company believes it has sufficient funding for its business in the short-term if it is not required to repay the outstanding indebtedness to AgStar or the outstanding indebtedness on the line of credit, based on converting and selling inventory, and reducing expenses. If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise subordinated debt, if available, sell additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.  However, there can be no assurance, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Outlook

We anticipate that ethanol prices will recover somewhat during our fiscal year 2009 from the lower prices received during the six months ended April 30, 2009, based on recent prices quoted for ethanol futures on the Chicago Board of Trade, and as energy prices historically increase during the summer driving season. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

Prices for DGS are also affected by a number of factors beyond our control such as the supply of and demand for DGS as an animal feed, prices of competing feeds, and perceptions of nutritional value of DGS as compared to those of competing feeds. We believe that current market prices for DGS can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and DGS supplies increase due to growth in the ethanol industry, DGS prices may decline.

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices. We expect the price of corn to remain at current price levels well into 2009.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s February 12, 2009 Feed Outlook Report, projects U.S. corn prices for the season average to be at $3.65 to $4.15 per bushel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended ) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures.  We are currently undergoing a comprehensive effort in preparation for compliance with the reporting requirement of Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our controls and business processes. We are currently in the process of formalizing an internal control audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.  Some of these efforts to prepare for the reporting requirement have resulted in changes to our internal control over financial reporting.

However, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2008, as supplemented by the risks described in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q except as stated below:

We have withheld and continue to withhold $3.8 million in retainage from its Plant design-builder, Fagen, Inc., because the warranties relating to air emissions have not been satisfied.

Our ethanol plant was constructed under a design-build agreement with Fagen, Inc. (“Fagen”) as the design-builder. We have retained approximately $3.8 million in payments to Fagen under the design-build agreement and final payment will be due when final completion of construction is achieved and when our plant satisfies the air emissions warranties specified in the design-build agreement. Under that warranty, Fagen has warranted that within six months following the date of substantial completion, the emissions of our ethanol plant will meet the requirements of a synthetic minor source. Notwithstanding that, our plant has been operational since September 21, 2007, our plant does not yet meet the warranties relating to air emissions and therefore, we continue to withhold approximately $3.8 million in retainage.

We, in cooperation with Fagen, have designed and tested a number of possible solutions to enable our plant to meet the air emissions warranties.  To date, none of these solutions has been effective and there may be no solution that will allow our plant to meet the warranties relating to air emissions.  Further, in testing these potential solutions, we have suffered substantial reduction in daily ethanol production and plant shutdowns as a result. As we attempt new solutions in the future, we also expect that we will be required to limit production or shutdown our plant, which will impair our ability to produce ethanol and generate revenue.  There is also no assurance that we will resolve the air emissions warranty or retainage issue with Fagen to our satisfaction or that we will resolve it without significant additional expense. We may incur additional expense because of modifications to our plant to achieve compliance with the air emissions warranties, to achieve compliance with the more stringent minor source emissions limits, or to qualify our facility as a major emissions source. We also may experience increased costs of operations, even if our plant is modified to comply with the air emissions warranty.  Our ongoing attempts bring our plant into compliance with the warranties relating to air emissions have had and may have in the future a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may adversely affect our ability to react to changes in our business, and we may be limited in our ability to refinance our existing debt or use debt to fund future capital needs.

We have a substantial amount of indebtedness.  Because of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact our business, results of operations and financial condition.  As a result of our substantial indebtedness, we may be more vulnerable to general adverse economic and industry conditions. We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general operating requirements. We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to manage our corn and ethanol price risk, fund operations or make capital expenditures. We may have a competitive disadvantage relative to other companies in our industry with less debt.  We may also experience decreases in our regular trade credit from vendors, which could adversely impact our cash flow if we need to start prepaying for items we have been able to purchase on trade credit in the past.  In early 2007, a crisis began in the sub prime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the credit market. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancings.

Approval of a Low Carbon Fuel Standard (“LCFS”) by the California Air Resources Board (“CARB”) may have a negative impact on our ability to market our ethanol in California.

The CARB recently proposed rules to implement a LCFS, which would set standards for the carbon intensity of fuels used in the State of California starting in 2011.  While the proposed rules are still subject to rulemaking process in California, certain provisions of the proposed LCFS rules have the potential to ban ethanol produced at our plant from being sold in California.  While we believe there may be some negative impact to our sales from the approval of the LCFS in California, we believe we will still be able to market all the ethanol produced by our plant.  However, if additional states where our ethanol is marketed, or the federal government, adopt similar provisions it could have a severe negative impact on our ability to sell all of the ethanol produced at our plant.

Item 3. Defaults upon Senior Securities

At April 30, 2009, Heron Lake BioEnergy, LLC was in default of the minimum working capital covenant of a master loan agreement with AgStar Financial Services, PCA.  This master loan agreement relates to indebtedness at April 30, 2009 consisting of $55.5 million under a term note, $2.2 million under a revolving term note and $2.0 million under a line of credit.  Further, the Company did not pay when due on May 1, 2009 the $2.0 million outstanding on the line of credit due to negotiations with AgStar relating to the line of credit. The non-compliance with the working capital covenant and failure to repay the line of credit are events of default under the master loan agreement, entitling AgStar to accelerate all outstanding indebtedness under the master loan agreement and exercise any of its other rights under the master loan agreement and as a secured party.

On June 12, 2009, the Lender renewed the Company’s revolving line of credit loan effective May 29, 2009 pursuant to an Amendment No. 3 to the Fifth Supplement (the “amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of the amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending January 31, 2009.  Further, as of June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ending April 30, 2009.  The Lender also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 1, 2009.  The balance due of the October 31, 2008 excess cash flow payment in the amount of $1,799,300 is deferred until such time as the Company makes a request to the Lender for certain distributions to its members.

From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Members on March 20, 2009.  Of the 27,104,625 Class A units outstanding and entitled to vote at the meeting as of the record date of February 9, 2009, 15,937,775 units were present, either in person or by proxy.

The following describes the maters considered by members at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

Proposal 1: To elect three (3) directors to hold office for a term of three years or until their respective successors have been elected and shall qualify.

Nominee	For	Withheld
Doug Schmitz	9,206,775	828,500
Robert J. Wolf	9,230,525	804,750
David J. Bach	9,230,525	804,750

Therefore, each of Messrs. Schmitz, Wolf and Bach was elected at the Annual Meeting for a term of three years or until their respective successors have been elected and qualify.

The terms of Messrs. Kunerth, McKeown, Ferguson, Woestehoff, Helgemoe, Reinhart and Thome continued following the Annual Meeting.  On April 3, 2009, subsequent to the Annual Meeting, Project Viking, LLC, which holds a right to appoint two governors based on its holdings of our units, elected to appoint Chad Core as its designee in place of Brian Thome.

Item 5.  Other Information

On June 12, 2009, Heron Lake BioEnergy, LLC entered into an Amendment No. 3 to Fifth Supplement (the “Amendment”) to its Master Loan Agreement, as previously amended and supplemented (the “Loan Agreement”), with AgStar Financial Services, PCA (the “Lender”) effective May 29, 2009.

Pursuant to the Amendment, the Lender renewed the Company’s revolving line of credit loan with a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  The parties also agreed upon a minimum interest rate of 6.0% under the revolving line of credit loan.  Additionally, the Amendment amended and restated certain definitions to reflect the terms of the renewed revolving line of credit loan.  The terms of the Amendment are reflected in an Amended and Restated Revolving Line of Credit Note dated May 29, 2009 in the principal amount of $6,750,000 (the “Note”).

In connection with the Amendment, the Lender waived the Company’s noncompliance with the working capital covenant of the Loan Agreement for the periods ending January 31, 2009 and April 30, 2009.  The Lender also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.  The balance due of the October 31, 2008 excess cash flow payment in the amount of $1,799,300 is deferred until such time as the Company makes a request to the Lender for certain distributions to its members.

The foregoing descriptions of the Amendment and the Note do not purport to be complete and are qualified in their entirety by reference to the Amendment and the Note, which are filed as Exhibits 10.1 and 10.2 hereto, respectively, and are incorporated, by reference herein.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Amendment No. 3 to Fifth Supplement to Master Loan Agreement (Revolving Line of Credit Loan) dated May 29, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA.

10.2	Amended and Restated Revolving Line of Credit Note dated May 29, 2009 in the principal amount of $6,750,000 by Heron Lake BioEnergy, LLC as borrower and AgStar Financial Services, PCA as lender.

31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

32	Certification pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 15, 2009	/s/ Robert J. Ferguson
Robert J Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2009	/s/ Brett L. Frevert
Brett L. Frevert
Interim Chief Financial Officer (Principal Accounting and Financial Officer)