Form 10-Q
period 2009-07-31
Heron Lake BioEnergy, LLC
filed 2009-09-11
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2009

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

As of September 11, 2009, there were 27,104,625 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,057,481	$11,355,075
Restricted cash	338,523	1,499,472
Accounts receivable	2,737,334	3,368,076
Inventory	7,443,936	9,633,749
Derivative instruments	—	750,172
Prepaid expenses	339,062	616,641
Total current assets	11,916,336	27,223,185

Property and equipment
Land and improvements	12,571,092	12,552,721
Plant buildings and equipment	97,367,057	97,159,759
Vehicles and other equipment	618,710	597,921
Office buildings and equipment	616,871	597,508
	111,173,730	110,907,909
Less accumulated depreciation	11,207,940	7,025,870
	99,965,790	103,882,039

Other Assets
Deferred loan costs, net	—	467,128
Restricted cash	827,750	995,804
Other intangibles	497,102	464,304
Debt service deposits and other	398,700	368,350
Total other assets	1,723,552	2,295,586

Total Assets	$113,605,678	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2009	2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$5,000,000	$—
Current maturities of long-term debt	56,347,040	5,649,354
Accounts payable:
Trade accounts payable	1,748,983	5,635,204
Trade accounts payable — related party	797,496	792,450
Construction payable — related party	3,839,413	3,839,413
Accrued expenses	497,808	512,709
Accrued losses on forward contracts	2,550,325	7,122,966
Total current liabilities	70,781,065	23,552,096

Long-Term Debt, net of current maturities	5,051,315	59,265,534

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	37,773,298	50,583,180

Total Liabilities and Members’ Equity	$113,605,678	$133,400,810

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,	Three Months Ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$22,196,118	$34,815,685

Cost of Goods Sold
Cost of goods sold	21,420,797	27,290,998
Lower of cost or market adjustment	1,863,605	—
Total cost of goods sold	23,284,402	27,290,998

Gross Margin (Loss)	(1,088,284)	7,524,687

Operating Expenses	1,632,166	750,108

Operating Income (Loss)	(2,720,450)	6,774,579

Other Income (Expense)
Interest income	13,606	21,871
Interest expense	(1,081,480)	(1,086,936)
Other income, net	3,177	—
Total other expense, net	(1,064,697)	(1,065,065)

Net Income (Loss)	$(3,785,147)	$5,709,514

Net Income (Loss) Per Unit - Basic and Diluted	$(0.14)	$0.21

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)

Revenues	$61,784,588	$100,387,350

Cost of Goods Sold
Cost of goods sold	62,540,473	77,946,713
Lower of cost or market adjustment	5,321,835	—
Total cost of goods sold	67,862,308	77,946,713

Gross Margin (Loss)	(6,077,720)	22,440,637

Operating Expenses	3,368,503	2,282,316

Operating Income (Loss)	(9,446,223)	20,158,321

Other Income (Expense)
Interest income	65,478	59,536
Interest expense	(3,005,009)	(3,825,190)
Write-off of loan costs	(444,985)	—
Other income, net	20,854	32,665
Total other expense, net	(3,363,662)	(3,732,989)

Net Income (Loss)	$(12,809,885)	$16,425,332

Net Income (Loss) Per Unit - Basic and Diluted	$(0.47)	$0.61

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(12,809,885)	$16,425,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,209,107	4,193,087
Amortization of loan costs included with interest expense	22,143	68,373
Write-off of loan costs	444,985	—
Lower of cost or market adjustments	5,321,835	—
Loss on disposal of assets	—	21,600
Change in fair value of derivative instruments	—	(1,817,777)
Change in operating assets and liabilities:
Restricted cash	1,023,888	(601,388)
Accounts receivable	630,742	1,288,794
Inventory	1,840,272	8,509,261
Derivative instruments	750,172	(1,335,187)
Prepaid expenses	277,579	(871,743)
Accounts payable	(3,881,175)	(6,663,825)
Accrued expenses	(14,901)	(332,606)
Accrued loss on forward contracts	(9,544,935)	—
Net cash provided by (used in) operating activities	(11,730,173)	18,883,921

Investing Activities
Proceeds from sale of assets	—	194,898
Payments for intangibles	(59,835)	(474,183)
Capital expenditures	(265,821)	(863,169)
Net cash used in investing activities	(325,656)	(1,142,454)

Financing Activities
Checks written in excess of bank balance	—	(514,633)
Proceeds from line of credit, net	5,000,000	(6,974,235)
Payments on notes payable — related party	—	(4,202,930)
Payments of long-term debt	(3,528,019)	(3,942,127)
Proceeds from issuance of long-term debt	11,486	3,289,177
Debt service deposits included with other assets	(30,350)	(170,075)
Release of restricted cash	305,118	165,064
Net cash provided by (used in) financing activities	1,758,235	(12,349,759)

Net increase (decrease) in cash and equivalents	(10,297,594)	5,391,708

Cash and Equivalents — Beginning of Period	11,355,075	3,090,329

Cash and Equivalents — End of Period	$1,057,481	$8,482,037

Supplemental Cash Flow Information
Total interest paid	$2,989,903	$4,012,327

Supplemental Disclosure of Noncash Investing and Financing Activities
Restricted cash from long term debt proceeds	$—	$1,710,000

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

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution to upper Midwest states. In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.  The Company incurred unusual costs of approximately $651,000, included with operating expenses, associated with the collapse of certain equipment during the three months ended July 31, 2009.

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

The Company’s ethanol production facilities, has an installed capacity of 50 million gallons per year.  The carrying value of these facilities at July 31, 2009 was approximately $99 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at July 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This new accounting standard was adopted for our financial statements as of and for the three months ending July 31, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events”. SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new accounting standard was adopted for our financial statements as of and for the three months ending July 31, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

Financial Instruments

The Company believes the carrying value of cash and equivalents and restricted cash approximate fair value.

The Company believes the carrying amount of the line of credit approximates the fair value due to the variable interest rate and short-term nature of the debt.

The carrying amount of the debt financing exceeded the fair value at July 31, 2009 and October 31, 2008. Due to declining interest rates during 2008 and 2009 along with having fixed the interest rate on debt as noted in Note 8, the carrying amount of the debt financing was less than the fair value as follows:

	Carrying Amount	Fair Value

Debt at July 31, 2009	$61,398,355	$61,694,750
Debt at October 31, 2008	$64,914,888	$66,043,522

2.                                      GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets and a decline in ethanol prices have cause margins in the ethanol industry to be negative. The Company incurred a loss of approximately $3.8 million and used cash of approximately $1.9 million for operating activities during the three months ended July 31, 2009.  For the nine months ended July 31, 2009, the Company incurred a loss of approximately $12.8 million and used cash of approximately $11.7 million for operating activities.  At July 31, 2009 as at April 30, 2009 and January 31, 2009, the Company was out of compliance with the minimum working capital requirement provision of its master loan agreement with AgStar Financial Services, PCA (AgStar). In addition, the Company anticipates that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2009 unless amended. At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of July 31, 2009 because of the actual and anticipated covenant default stated above. Additionally, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt during the quarter ended January 31, 2009. If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at July 31, 2009. Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 12, 2009, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit effective May 29, 2009.  Therefore, effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  AgStar also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.  The balance due of the October 31, 2008 excess cash flow payment in the amount of $1,799,300 is deferred until such time as the Company makes a request to the Lender for certain distributions to its members.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

With the extension of the revolving line of credit on June 12, 2009 and effective May 29, 2009, the Company believes it has sufficient capital resources through July 31, 2010 based upon its current cash reserves, inventory sales, anticipated revenues and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through subordinated debt, if available, sell additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.                                      UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2008 and 2009.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 84% of total revenues and corn costs average 58% - 75% of cost of goods sold.

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

Except for those assets and liabilities, which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the quarter ended July 31, 2009 that would require adjustment to the recognized balances of assets or liabilities that are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets measured at fair value, as defined by SFAS 157, on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2009	Level 1	Level 2	Level 3
Restricted cash — current	$338,523	$338,523	$—	$—

Restricted cash — long-term	$827,750	$827,750	$—	$—

These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is applied using SFAS No. 157. The fair value of restricted cash, which includes money market funds, is based on quoted market prices for identical assets in an active market.

5.                                      INVENTORY

Inventory consisted of the following at July 31, 2009 and October 31, 2008:

	July 31,	October 31,
	2009	2008*
Raw materials	$4,459,973	$5,830,477
Work in process	764,388	1,200,242
Finished goods	1,005,081	725,365
Supplies	1,131,007	683,007
Other grains	83,487	1,194,658
Total	$7,443,936	$9,633,749

*                 Derived from audited financial statements

The Company recorded losses of approximately $95,000 and $349,000 for the three and nine months ended July 31, 2009, respectively, related to inventory, in addition to losses recorded on forward contracts as noted in Note 9, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. At July 31, 2009 and October 31, 2008, the Company stored grain inventory for farmers. The value of these inventories owned by others is approximately $44,000 and $658,000 based on market prices at July 31, 2009 and October 31, 2008, respectively.

6.                                      DERIVATIVE INSTRUMENTS

As of July 31, 2009, the Company held no positions in corn or ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of July 31, 2009, the Company did not hold any outstanding derivative instruments.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$122,000	$920,000
Ethanol contracts	Revenues	—	2,022,000
Totals		$122, 000	$2,942,000

	Statement of	Nine-Months Ended July 31,
	Operations location	2009	2008
Corn contracts	Cost of goods sold	$1,208,000	$3,154,000
Ethanol contracts	Revenues	373,000	1,116,000
Totals		$1,581,000	$4,270,000

7.                                      LINE OF CREDIT

The Company had a line of credit with AgStar subject to certain borrowing base requirements.  On June 12, 2009 and effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  Interest accrues on borrowings at the one-month LIBOR plus 3.25%, which totaled 3.55% at July 31, 2009 and 5.74% at October 31, 2008. From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  The Company has a .25% commitment fee on the unused portion of the line of credit. As of July 31, 2009, the Company had drawn $5,000,000 on the line. There was no balance outstanding on the line of credit at October 31, 2008.  As of July 31, 2009, the Company was not in compliance with the minimum working capital provision of the master loan agreement.   On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

8.                                      DEBT FINANCING

Debt financing consists of the following:

	July 31,	October 31,
	2009	2008*
Term note payable to lending institution, see terms below	$54,424,269	$57,508,968

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Note payable to County government	100,000	100,000

Assessments payable	3,808,246	3,910,266

Notes payable to electrical company	1,838, 441	2,173,826

Equipment note	71,527	65,956

Total	61,398,355	64,914,888

Less amounts due on demand or within one year	56,347,040	5,649,354

Net long term debt	$5,051,315	$59,265,534

*                 Derived from audited financial statements

As described in Note 2, the Company does not expect to be in compliance with covenants of the master loan agreement with AgStar as of October 31, 2009 and has reclassified the long-term portion of the debt with AgStar to current liabilities.

Term Note

The term note requires monthly payments of approximately $640,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.55% and 5.74% at July 31, 2009 and October 31, 2008, respectively. In May 2008, the Company locked in an interest rate of 3.58% plus 3.00%, which totals 6.58% on $45,000,000 of the note, for three years ending April 30, 2011. As described in Notes 2 and 7, as of July 31, 2009, the Company was not in compliance with the covenants of the master loan agreement.  On June 12, 2009, the Company received a waiver from AgStar as of and for the periods ended January 31, 2009 and April 30, 2009.  However, the Company does not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2009 unless the covenants are amended.  Therefore, the term note and the revolving term note described below have been classified as current liabilities. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to AgStar until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor, who is a member, has personally guaranteed up to $3,740,000 of the Company’s obligations under the master loan agreement.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

Revolving Term Note

The Company has a revolving term note with AgStar for up to $5,000,000 for cash and inventory management purposes. The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.55% and 5.74% at July 31, 2009 and October 31, 2008 respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Note 2 and 7, as of and for the period ending July 31, 2009, the Company was out of compliance with the master loan agreement and does not anticipate being in compliance as of and for the period ending October 31, 2009.  As such, amounts due under the revolving term note have been classified as current liabilities.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.   On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

Maturities

The potential maturities of long-term debt at July 31, 2009, are as follows:

2010	$56,347,040
2011	693,219
2012	719,631
2013	564,834
2014	374,959
Thereafter	2,698,672
Total long-term debt	$61,398,355

The estimated maturities include the term note and revolving term note as due currently.  As of July 31, 2009, the Company was not in compliance with the covenants of the master loan agreement.  On June 12, 2009, the Company received a waiver from AgStar as of and for the periods ended January 31, 2009, and ended April 30, 2009.  However, the Company does not expect to be in compliance with one or more covenants of the master loan agreement through July 31, 2010 unless these covenants are amended.  If the Company does not negotiate amendments to these covenants or receive waivers for any default of any covenant of the master loan agreement, it will be in default of the master loan agreement, which will entitle AgStar to accelerate all of the indebtedness under the master loan agreement.   As such, $50.4 million is included in amounts due within the next twelve months that would otherwise be classified as long-term.  The Company continues to negotiate with AgStar regarding waivers and amendments to the master loan agreement, the receipt of which cannot be assured.

9.                                      COMMITMENTS AND CONTINGENCIES

Plant Construction

The ethanol plant was constructed under a design-build agreement with Fagen, Inc. as the design-builder. As of July 31, 2009, the Company has paid $77.6 million and has retained approximately $3.8 million in payments to Fagen, Inc. Final payment will be due once the plant meets certain operating performance criteria. The ethanol plant must meet certain performance and emission standards and the general contractor retains liability for failure to meet these standards. The Company continues to undergo performance testing in fiscal 2009.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $10.9 million through March 2010, which includes $9.7 million through October 31, 2009 representing approximately 54% of the Company’s anticipated purchases in fiscal 2009.

Currently, some of these corn contract prices are above current market prices for corn and net realizable value once converted to ethanol and distiller grains. If corn prices continue to decline, upon taking delivery under these contracts, the Company would incur an additional loss. The Company had accrued losses on these purchase commitments of approximately $2.6 million at July 31, 2009. This amount includes additional losses on purchase commitments of approximately $1,758,000 and $4,962,000 in the three and nine months ended July 31, 2009 respectively.  Losses on purchase commitments are recorded as in the lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

10.                               RELATED PARTY TRANSACTIONS

During the three months ending July 31, 2009 and 2008, the Company purchased corn from members for approximately $12.2 million and $13.6 million, respectively.  The Company purchased corn from members of approximately $37.0 million and $32.1 million during the nine months ended July 31, 2009 and 2008, respectively.  Purchases from members comprise the majority of total corn purchases for the respective periods.  Certain of the members are officers or governors of the Company or their respective affiliates.

11.                               SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 11, 2009 the date which the financial statements were available to be issued.

On September 2, 2009, the Company entered into an Ethanol Purchase and Marketing Agreement (the “Agreement”) with C&N Ethanol Marketing Corporation (“C&N”).  Under the Agreement, C&N will purchase, market and re-sell all of the ethanol produced at the Company’s plant for the three year term of the Agreement.  Following the three year term, the Agreement will automatically renew for subsequent year terms unless either party terminates the agreement 60 days before the end of the term.  The Agreement contains provisions addressing payment terms and other matters, including forecasting, the quality of product, transfer of title and auditing of records.

Additionally, the Company has notified RPMG, Inc. of the termination effective September 30, 2009 of the Ethanol Fuel Marketing Agreement between the Company and RPMG, Inc. dated August 7, 2006.

On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and nine month periods ended July 31, 2008 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

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

We are subject to a number of factors, including those affecting the fuel ethanol industry generally that may affect our future operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the availability and cost of coal, which we use in the production process; the supply and demand for ethanol as fuel; dependence on our ethanol marketer to market and distribute our ethanol; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and other policies; and the cost of complying with extensive environmental laws that regulate our industry.  Effective September 30, 2009, we terminated our ethanol marketing agreement with RPMG, Inc. and entered into a new ethanol marketing agreement with C&N Ethanol marketing Corporation. The new ethanol marketing agreement is believed to provide management with more transparent ethanol pricing information and better control over operating margins.

Since commencing operations, our focus has been on (i) ensuring the plant is operating efficiently including performance testing and applicable environmental standards , (ii) cost-effective purchasing of key manufacturing inputs such as corn and (iii) addressing liquidity issues to ensure adequate working capital.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2008. At July 31, 2009, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, we have presented our financial statements assuming we continue as a going concern.  Extremely volatile conditions within the ethanol industry and recent debt covenant violations as well as projected violations of our master loan agreement with AgStar without receiving waivers and/or amendments have caused us to reclassify our long-term debt with AgStar as a current liability.  We have a line of credit for $6,750,000 with AgStar, which matures on November 2009.  We received waivers of the violations as of and for the periods ending January 31, 2009 and April 30, 2009, but anticipate that the minimum net worth and fixed charge coverage ratio covenants will not be met as of October 31, 2009 as well as other covenants through July 31, 2010 unless amended or waived and so the long-term debt with AgStar remains classified as a current liability.    Our ability to continue as a going concern is dependent on our operations.  Managements’ forecast relating to our operating results includes significant assumptions about the prices for ethanol, distillers grains, and corn as well as our operating efficiencies.

Results of Operations for the Three Months Ended July 31, 2009 and 2008

The following table shows summary information from our Statement of Operations for the three months ended July 31, 2009 and July 31, 2008.

	Three Months Ended July 31, 2009		Three Months Ended July 31, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$22,196,118	100.0	$34,815,685	100.0

Cost of Goods Sold
Cost of goods sold	21,420,797	96.5	27,290,998	78.4
Lower of cost or market adjustment	1,863,605	8.4	—	—
Total Cost of Goods Sold	23,284,402	104.9	27,290,998	78.4

Gross Profit (Loss)	(1,088,284)	(4.9)	7,524,687	21.6

Operating Expenses	1,632,166	7.3	750,108	2.1

Operating Income (Loss)	(2,720,450)	(12.2)	6,774,579	19.5

Other Expense, net	(1,064,697)	(4.8)	(1,065,065)	(3.1)

Net Income (Loss)	$(3,785,147)	(17.0)	$5,709,514	16.4

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at our ethanol plant and declined 36.2% from the quarter ended July 31, 2008 to the quarter ended July 31, 2009. Ethanol revenues during the quarter ended July 31, 2009, were approximately $17.9 million, representing 80.6% of our revenues, compared to approximately $27.3 million during the quarter ended July 31, 2008, representing 78.4% of our sales. The decrease in ethanol revenue was a result of a 35% decrease in the average price per gallon of ethanol period to period, on a negligible increase in the number of gallons sold.  Production and sales volume declined in May 2009 due to an extended unplanned maintenance shutdown. During the quarter ended July 31, 2009, the plant was shut down for 5 days for planned annual maintenance.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May.  We have taken steps to address the production difficulties, but there can be no assurance that future production disruptions will not occur.  For the three months ended July 31, 2009, we operated for 75 days and the plant was not operated for 392 hours. However, sales volumes in June and July 2009 were higher than the same months in 2008.   The decrease in ethanol prices followed declines in the gasoline market during the quarter ended July 31, 2009 compared to the same period in 2008.  We realized gains on ethanol hedges of $2,022,000 for the three months ended July 31, 2008.  There were no gains or losses on ethanol hedges for the three months ended July 31, 2009.

Total sales of DGS during the three months ended July 31, 2009 were approximately $3.2 million comprising 14.4% of our revenue. DGS sales during the three months ended July 31, 2008, were $3.9 million or 11.2% of revenue.  The decrease in revenue is due to a decrease in the average price at which we could sell DDG of approximately 27%.

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

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 104.9% and 78.4% for the three months ended July 31, 2009 and, 2008, respectively. The per bushel cost of corn combined with accrued losses on forward contracts decreased approximately 22% in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. This combined with the

35% decrease in the per gallon sales price of ethanol and a 5% decrease in the efficiency at which the plant converted corn to ethanol caused this increase in the cost of goods sold as a percent of revenues. Cost of goods sold includes lower of cost or market adjustments of $1.9 million for the three months ended July 31, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. There was no lower of cost or market adjustment for the three months ended July 31, 2008. We had gains related to corn derivative instruments of approximately $122,000 and $920,000 for the three months ended July 31, 2009 and 2008, respectively, which reduced cost of sales. Our gross margin (loss) for the three months ended July 31, 2009 decreased to (4.9%) from 21.6% for the three months ended July 31, 2008. We had a negative gross margin in the third quarter of fiscal 2009 as compared to a positive margin in the third quarter of fiscal 2008 due to the 35% decline in ethanol prices while corn costs decreased 22%. In addition, lower efficiency levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. Typically, none of our derivative contracts are designated as hedges and, as a result, changes to the market value of these contracts are recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Costs of sales also include expenses directly attributable to the repair and maintenance of the plant.  During the three months ended July 31, 2009, we incurred costs of approximately $300,000 as part of a five day planned annual shutdown and maintenance procedure.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional time and costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May.  Costs associated with the unusual repairs were approximately $700,000 and are included in operating expenses.  We are currently evaluating our options under the warranty provisions of the design build contract.

During the three months ended July 31, 2009, we entered into Amendment 2 to our agreement with a leasing company under which we lease certain rail cars.  The terms of Amendment 2 reduces the rail cars under lease by 50 cars and increases the monthly rental amount per remaining rail car until July 1, 2014.   This will result in a monthly cash savings of $425 per rail car or $21,250.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs.   Operating expenses generally do not vary with the level of production at the plant but increased 117.6% to $1,632,000 for the three months ended July 31, 2009 as compared to $750,000 for the three months ended July 31, 2008.  Upon a planned annual shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional time and costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the unusual repairs.  Costs associated with the unusual repairs were approximately $700,000 and are included in operating expenses.  We are currently evaluating our options under the warranty provisions of the design build contract.  Professional and legal fees increased for the three months ended July 31, 2009 as compared to the prior year period because of an increase in legal, accounting, and consulting fees.  Decreased revenue for the three months ended July 31, 2009 negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 36%.

Other Expense, Net

Other expense consisted primarily of interest expense that consists primarily of interest payments on our credit facilities described below. Interest expense, which is up approximately 1.6% as compared to the three months ended July 31, 2008, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended July 31, 2009, debt balances were up approximately 0.5% and interest rates increased period over period due, primarily, to a 2% surcharge AgStar charged from May 1, 2009 through May 29, 2009.

Results of Operations for the Nine Months Ended July 31, 2009 and 2008

The following table shows summary information from our Statement of Operations for the nine months ended July 31, 2009 and July 31, 2008.

	Nine Months Ended July 31, 2009		Nine Months Ended July 31, 2008
Income Statement Data	Amount	%	Amount	%
Revenues	$61,784,588	100.0	$100,387,350	100.0

Cost of Goods Sold
Cost of goods sold	62,540,473	101.2	77,946,713	77.6
Lower of cost or market adjustment	5,321,835	8.6	—	—
Total Cost of Goods Sold	67,862,308	109.8	77,946,713	77.6

Gross Profit (Loss)	(6,077,720)	(9.8)	22,440,637	22.4

Operating Expenses	3,368,503	5.5	2,282,316	2.3

Operating Income (Loss)	(9,446,223)	(15.3)	20,158,321	20.1

Other Expense, net	(3,363,662)	(5.4)	(3,732,989)	(3.7)

Net Income (Loss)	$(12,809,885)	(20.7)	$16,425,332	16.4

Revenues

Revenues derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at our ethanol plant declined 38.4% from the nine months ended July 31, 2008 to the nine months ended July 31, 2009. Ethanol revenues during the nine months ended July 31, 2009, were approximately $48.3 million, representing 78.2% of our revenues, compared to approximately $79.6 million during the nine months ended July 31, 2008, representing 79.3% of our sales. The decrease in ethanol revenue was a result of a 31% decrease in the average price per gallon of ethanol period to period, in conjunction with a 12% decrease in the gallons of ethanol sold. The decrease in ethanol prices followed declines in the gasoline market during the nine months ended July 31, 2009. Production difficulties experienced during the first quarter of fiscal 2009 related to coal handling equipment was the main contributing factor in the reduced number of gallons produced and sold during that quarter.   During the quarter ended July 31, 2009, the plant was shut down for 5 days for planned annual maintenance.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May.  We have taken steps to address the production difficulties, but there can be no assurance that future production disruptions will not occur.  For the nine months ended July 31, 2009, we operated for 240 days and the plant was not operated for 1,013 hours. We had gains of approximately $373,000 and $1,116,000 related to ethanol derivatives for the nine months ended July 31, 2009 and 2008, respectively.

Total sales of DGS during the nine months ended July 31, 2009 were approximately $9.5 million comprising 15.4% of our revenue. DGS sales during the nine months ended July 31, 2008, were $12.7 million or 12.7% of revenue. Due to lower production of ethanol, production of DGS decreased approximately 8.1% for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008.  Over the same period, the average selling price of DGS decreased approximately 18%.

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

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 109.8% and 77.6% for the nine months ended July 31, 2009 and, 2008, respectively.  The per bushel cost of corn purchased (net of losses realized in fiscal year 2008 for bushels delivered in the first three quarters of 2009) decreased approximately 7% in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008.  However, cost of goods sold includes lower of cost or market adjustments of $5,322,000 for the nine months ended July 31, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. There was no lower of cost or market adjustment for the nine months ended July 31, 2008 because market value exceeded cost.  We had gains related to corn derivative instruments of approximately $1,208,000 and $3,154,000 for the nine months ended July 31, 2009 and 2008, respectively, which reduced cost of sales.  These factors combine with the 31% decrease in the per gallon sales price of ethanol caused the increase in the cost of goods sold as a percent of revenues for the nine months ended July 31, 2009. Our gross margin (loss) for the nine months ended July 31, 2009 decreased to (9.8%) from 22.4% for the nine months ended July 31, 2008. We had a negative gross margin in the first three quarters of fiscal 2009 as compared to positive gross margin in the first three quarters of fiscal 2008 due to the decline in ethanol prices; increased costs of goods sold, relative to revenues, due to losses on forward contracts; and decreased gains on derivative instruments. In addition, lower production levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective.  Through July 31, 2009, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Costs of sales also include expenses directly attributable to the repair and maintenance of the plant.  During the nine months ended July 31, 2009, we incurred costs of approximately $300,000 as part of a five day planned annual shutdown and maintenance procedure.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May.  We are currently evaluating our options under the warranty provisions of the design build contract.

During the nine months ended July 31, 2009, we entered into Amendment 2 to our agreement with a leasing company under which we lease certain rail cars.  The terms of Amendment 2 reduces the rail cars under lease by 50 cars and increases the monthly rental amount per remaining rail car until July 1, 2014.   This will result in a monthly cash savings of $425 per rail car or $21,250.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant.  These expenses were $3.4 million for the nine months ended July 31, 2009 up 47.5% from $2.3 million for the nine months ended July 31, 2008.  Upon a planned annual shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  Costs associated with the unplanned repairs were approximately $700,000 and are included in operating expenses.  We are currently evaluating our options under the warranty provisions of the design build contract.  Professional fees increased for the nine months ended July 31, 2009 as compared to the prior year period because of additional legal, accounting and internal control consulting work in anticipation of required compliance with the Sarbanes-Oxley Act of 2002 and SEC reporting requirements. Decreased revenue for the nine months ended July 31, 2009 negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 38%.

Other Expense, Net

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which is down approximately 21% as compared to the nine months ended July 31, 2008, is dependent on the balances outstanding and on interest rate fluctuations. For the nine months ended July 31, 2009, debt balances were down approximately 0.5% and interest rates decreased as well period over period.  The average 1 month LIBOR rate for the nine months ended July 31, 2009 was 0.61% compared to 3.32% for the nine months ended July 31, 2008.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  Also included in other expense is the write-off of loan costs of approximately $445,000. Because we have not obtained a waiver from AgStar Financial Services, PCA (“AgStar”) for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as a current liability. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

Liquidity and Capital Resources

As of July 31, 2009, we had cash and cash equivalents (other than restricted cash) of approximately $1.1 million, current assets of approximately $11.9 million and total assets of approximately $113.6 million.

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

In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45.0 million of the term note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on the one-month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2.0 million per year to the lending institution until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.  AgStar implemented a 2.0% interest rate surcharge effective May 1, 2009 through May 29, 2009, on the total debt outstanding in accordance with the terms of the master loan agreement due to the defaults explained below.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the nine months ended July 31, 2009, we used cash to make principal payments of approximately $3.6 million against our long-term debt. During the same period, we drew $5.0 million on our line of credit described below.

During the nine months ended July 31, 2009, we used $11.7 million in cash for operating activities. This use consists primarily of a net loss of $12.9 million, payments for corn under deferred payment agreements and payments under forward purchase contracts net of cash realized from the decrease of corn inventory.  A portion of the losses on forward purchase contracts had been accrued during the period ending October 31, 2008.

During the nine months ended July 31, 2009, we used $326,000 for investing activities to pay for capital expenditures and intangibles, and do not anticipate any significant capital expenditures during fiscal 2009.

During the nine months ended July 31, 2009, we generated $1.7 million from financing activities consisting primarily of advances on the line of credit of $5.0 million and payments on long term debt of approximately $3.6 million.

At January 31, 2009 through July 31, 2009, we were not in compliance with the requirement of our master loan agreement to maintain at least $3.0 million in working capital. Additionally, we do not expect to be in compliance with one or more additional covenants of the master loan agreement as of fiscal year end 2009. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $50.4 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of July 31, 2009 totaled approximately $70.8 million, including $50.4 million of long-term debt reclassified as current liabilities.  On June 12, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.  Our debt with AgStar remains classified as a current liability based on projected violations of debt covenants within the next year.

Our line of credit under the master loan agreement with AgStar renewed at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  As of July 31, 2009, we had drawn $5.0 million on the line of credit.

There is no assurance that we will be able to comply in the future with all covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement will be provided by AgStar.  Further, there can be no absolute assurance that AgStar will not demand immediate repayment of all $60.6 million in indebtedness outstanding under the master loan agreement at July 31, 2009 or exercise any of its rights as a secured party with respect to the Company’s assets should we fail to comply with any covenants in the future. The total indebtedness to AgStar at July 31, 2009 consists of $54.4 million under the term note, $1.2 million under the revolving term note and $5.0 million under the line of credit. We do not have adequate capital to repay all of the amounts that would become due if AgStar accelerates our obligations under the master loan agreement.  Further, if an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar has consented to make advances in the past, our potential inability to borrow additional funds under the master loan agreement may result in a working capital shortfall.

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

Corn prices have been volatile for the past year due in part to demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices. We expect the price of corn to remain at current price levels well into 2009.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s August 14, 2009 Feed Outlook Report projects U.S. corn prices for the season average to be at $3.10 to $3.90 per bushel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures.  We are currently preparing for compliance with the reporting requirement of Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our controls and business processes. We are currently in the process of formalizing an internal control audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.  Some of these efforts to prepare for the reporting requirement have resulted in changes to our internal control over financial reporting.

However, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2008, as supplemented by the risks described in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarters ended January 31, 2009 and April 30, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

Item 3. Defaults upon Senior Securities

At July 31, 2009, Heron Lake BioEnergy, LLC was in default of the minimum working capital covenant of a master loan agreement with AgStar Financial Services, PCA (“AgStar”).  This master loan agreement relates to indebtedness at July 31, 2009 consisting of $54.4 million under a term note, $1.2 million under a revolving term note and $5.0 million under a line of credit.  The non-compliance with the working capital covenant is an event of default under the master loan agreement, entitling AgStar to accelerate all outstanding indebtedness under the master loan agreement and exercise any of its other rights under the master loan agreement and as a secured party.

On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.

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

HERON LAKE BIOENERGY, LLC

Date: September 11, 2009	/s/ Robert J. Ferguson
Robert J Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2009	/s/ Brett L. Frevert
Brett L. Frevert
Interim Chief Financial Officer (Principal Accounting and Financial Officer)