Form 10-K
period 2009-10-31
Heron Lake BioEnergy, LLC
filed 2010-01-29
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

As of January 26, 2010, the Company had outstanding 27,104,625 Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Members, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

PART I

When we use the terms “Heron Lake BioEnergy,” “we,” “us,” “our,” the “Company”, “HLBE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiary, Lakefield Farmers Elevator, LLC with grain facilities at Lakefield and Wilder, Minnesota.  Additionally, when we refer to “units” in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.

Forward-Looking Statements

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report under Part I, Item 1A. “Risk Factors” of this Form 10-K.

We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

ITEM 1.          BUSINESS

Overview

We were organized as a Minnesota limited liability company on April 12, 2001 under the name “Generation II, LLC.”  In June 2004, we changed our name to Heron Lake BioEnergy, LLC.

We were formed for the purpose of constructing and operating an ethanol manufacturing facility near Heron Lake, Minnesota. On September 21, 2007, we began operations at our dry mill, coal fired ethanol plant. Fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations. In our fiscal year 2009 which ended October 31, 2009, we sold approximately 46.5 million gallons of ethanol. At nameplate, the ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year (mgy) of fuel-grade ethanol and approximately 160,000 tons of distillers’ grains with solubles (“DGS”).

The following table sets forth a summary of significant milestones in our company’s history until we began operations at our plant.

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

As part of our design-build agreement with Fagen, Inc., we received performance guarantees on the production through put and process efficiencies of our ethanol plant. Fagen, Inc. has also warranted that the air emissions on our ethanol facility, taken as a whole, when operating at nameplate capacity meeting all of the performance guarantee criteria, will meet the requirements of a synthetic minor source within six months following the date of substantial completion. If this warranty is not met, Fagen, Inc. will pay all design, engineering, equipment, labor and construction costs associated with making the necessary corrections to meet the warranty, subject to certain restrictions.  Notwithstanding that we began operations on September 21, 2007, our plant does not yet meet the warranties relating to air emissions.

We have made payments to Fagen, Inc. as required under the design-build agreement and as provided in the design-build agreement.  We retained 10% of each payment until 50% of the required work was completed by Fagen, Inc.  As of October 31, 2009, we have retained approximately $3.8 million in payments to Fagen, Inc.  We have been unsuccessful in resolving a dispute with Fagen, Inc, with regard to its liability for our claims under the design-build agreement.  On September 18, 2009, we commenced an arbitration action against Fagen, Inc. following these unsuccessful attempts.  Our claims are for breach of warranty, breach of contract, and negligence, among other counts, and we are asking for total damages of approximately $22.8 million.  A revised demand for arbitration was served and filed on December 23, 2009 following an unsuccessful attempt to mediate the dispute.  Fagen, Inc. responded to the demand for arbitration by denying liability and asserting various affirmative defenses.  In addition, Fagen, Inc. brought a counterclaim alleging that it is entitled to payment of the retainage we hold in the amount of approximately $3.8 million.  In addition, Fagen, Inc. alleges that it performed additional work and provided additional labor and materials to the plant in the amount of approximately $2.2 million, which did not constitute warranty or guarantee work and therefore, it claims it is entitled to payment of this additional amount.  We responded to the counterclaim by denying the allegations and asserting various affirmative defenses.  On January 4, 2010, Fagen, Inc. requested to join ICM, Inc. as a party to the arbitration action, claiming that joinder was necessary for proper resolution of the claims and defenses in the arbitration action.  On January 27, 2010, ICM, Inc. responded to the request, agreeing to be joined provided certain procedures are established.  In its response, ICM also indicated that it intends to assert claims against us under the license agreement we entered into with ICM as part of the design build agreement with Fagen.  On January 27, 2010, we filed our response and objections to Fagen’s request to join ICM as a party, and requested that a special arbitrator be appointed to resolve the joinder issues.  We intend to defend against the Fagen counterclaims and any claims brought by ICM, Inc. and assert our defenses vigorously.  Please see Part I, Item 3 “Legal Proceedings” of this Form 10-K for a description of the arbitration action against Fagen, Inc. relating to the design-build agreement.

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

The price and availability of corn is subject to significant fluctuation depending upon a number of factors that affect commodity prices generally. These include, among others, crop conditions, crop production, weather, government programs, and export demands.  We believe that our corn storage facilities in Lakefield and Wilder, Minnesota enable us to more favorably procure corn for the operation of our plant.

Coal Procurement

We have constructed a coal receiving, handling and storage facility next to the ethanol plant.  Due to air permitting, and performance and emissions guarantees of the design-build contract with Fagen, Inc., a Wyoming/Montana-sourced coal must be used.  As a result, in June 2007, we entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.  The master coal supply agreement expires upon 60 days notice by either party.  We are obligated to purchase coal and NCTC is obligated to sell coal identified in a confirmation that sets forth the quantity, price, term, mine and other relevant terms.  Under a letter confirmation dated July 2007, we agreed to purchase a minimum number of tons in each contract year which runs from June 1 to May 31 through the five year period ending May 31, 2012.  The letter confirmation also sets the price per ton for each contract year.  Also, in June 2007, we entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).  SMBSC also uses coal of the same type as our ethanol plant to fuel its beet sugar plant.  In order to achieve transportation efficiencies, we and SMBSC entered into the coal transloading agreement so that both of our coal orders could be delivered to a single facility (the transloading facility) owned by SMBSC.  The coal is transferred from the transloading facility to each of our respective plants and we pay SMBSC a per ton charge handling fee for the use of the transloading facility.

Ethanol Marketing

Effective September 30, 2009, we entered into an ethanol marketing agreement with C&N Ethanol Marketing Corporation (“C&N”).  Under the Agreement, C&N will purchase, market and re-sell all of the ethanol produced at the Company’s plant for the three year term of the Agreement.  Following the three year term, the Agreement will automatically renew for subsequent year terms unless either party terminates the agreement 60 days before the end of the term.  C&N will provide the Company with a remittance by Wednesday of each week for shipments of ethanol in the previous week and the Company will receive payment against that remittance on the following Wednesday.  C&N will pay the Company the gross sales price to the customer less expenses and a 1% marketing fee after expenses.  The Agreement also contains provisions addressing other matters, including forecasting, the quality of product, transfer of title and auditing of records.

The Company has notified RPMG, Inc. (“RPMG”) of the termination effective September 30, 2009 of the Ethanol Fuel Marketing Agreement between the Company and RPMG, Inc. dated August 7, 2006 (the “Prior Agreement”). Under the Prior Agreement, RPMG marketed all ethanol produced by the Company’s ethanol plant pursuant to a pooled marketing arrangement. The Company received a price equal to the actual pooled price received by RPMG, less the expense of distribution and a marketing fee charged per gallon of ethanol sold.

Ethanol revenues during the period ended October 31, 2009 were approximately $70.4 million, comprising 80% of our revenues. Sales of ethanol through September 30, 2009 were made pursuant to the terms of our ethanol marketing agreement with RPMG, Inc. under which our ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG.  We paid RPMG a marketing fee and RPMG paid us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages were calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

We believe that the ethanol market structure has changed since we entered into our ethanol marketing agreement with RPMG, and in particular during the past one to two years.  We determined, in light of those changes, that the pool marketing arrangement used by RPMG was no longer an effective arrangement under the current market structure and circumstances. We accordingly notified RPMG that the ethanol marketing agreement would be terminated effective September 30, 2009.

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

Pricing of Corn and Ethanol

The sale of ethanol represented approximately 80% of our revenue for the year ended October 31, 2009. The cost of corn represented approximately 70% of our cost of sales for the year ended October 31, 2009. In the future, we expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

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

In addition to the RFS program, one important incentive for the ethanol industry and its customers is the Volumetric Ethanol Excise Tax Credit, commonly referred to as the “blender’s credit.”  The tax credit is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with ethanol, the distributors receive a tax credit.  For 2008, the tax credit is 51¢ per gallon of pure ethanol or 5.1¢ per gallon of gasoline blended with 10% ethanol.  The per gallon credit was reduced to 45¢ per gallon of pure ethanol in 2009.  The tax credit is authorized through December 21, 2010.

In Minnesota, a market we serve, the demand for ethanol is driven, in part, by state specific requirements. Minnesota has enacted a law that requires all Minnesota gasoline to be blended with 20 percent ethanol. The new E-20 mandate would take effect in 2013 unless ethanol has already replaced 20 percent of the state’s motor vehicle fuel by 2010. The rule would expire at the end of 2010 if Minnesota is not granted federal approval to use E-20 gasoline blends.  Minnesota has North America’s largest network of E-85 (85% ethanol blend) gas stations with approximately 350 stations now available to consumers. Minnesota was the first state to require the use of ethanol in gasoline.  Other states are beginning to enact similar legislation and this may also drive the demand for ethanol in markets we serve.

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

The markets in which our ethanol is sold will depend primarily upon the efforts of C&N, which buys and markets our ethanol. However, we believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry.  The “blend wall” issue arises because of several conflicting requirements.  First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply.  Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure.  Total gasoline usage by the U.S. is currently around 138 billion gallons, and is expected to decrease to less than 130 billion gallons over the next 5 years as fuel mileage standards are changed.  The RFS dictates an increasing amount of ethanol blending:  13.95 billion gallons in 2011, 15.2 billion gallons in 2012, and increasing to 36 billion gallons by 2022.  To reach the standard as dictated by the RFS in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol.  The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.”  One industry group has petitioned the EPA for a waiver of the E10 law and an increase to E15.  The EPA has currently postponed the expected December 2009 decision.  This issue is a major risk to the ethanol industry.

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

Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production, either online or under construction/expansion, as of January 2009:

State	Online	Under Construction/ Expansion	Total
Iowa	3,076.0	690.0	3,766.00
Nebraska	1,444.0	319.0	1,763.0
Illinois	1,190.0	293.0	1,483.0
Minnesota	1,081.6	50.0	1,131.6
South Dakota	1,016.0	33.0	1,049.0
Indiana	899.0	88.0	987.0
Ohio	470.0	65.0	535.0
Kansas	491.5	20.0	511.5
Wisconsin	498.0	0.0	498.0
Texas	250.0	115.0	365.0

Source: Renewable Fuels Association, January 2009

Accordingly, we face increased competition because of the location of our ethanol plant in Minnesota.  We believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold through bankruptcy proceedings return to production.  For example, in May 2009, Valero Energy Corporation and its subsidiaries purchased seven idle plants from VeraSun Energy Corporation as part of VeraSun’s reorganization. Several of our competitors including certain subsidiaries of Otter Tail Ag Enterprises, Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

According to the Renewable Fuel Association (RFA), as of October 2009, 202 U.S. facilities have the capacity to produce approximately 13.1 billion gallons of ethanol annually. Despite the rapid increase in production, consumption of ethanol has been outpacing production for the past few years, which has led to increased imports in the United States, primarily from Brazil. According to the RFA, from January to October of 2008, the U.S. produced 7.5 billion gallons of fuel ethanol and imported 515.6 million gallons. In addition to intense competition with local, regional and national producers of ethanol, we expect increased competition with imported ethanol and foreign producers of ethanol.

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

Producers of Distillers’ Grains

The amount of distillers’ grains produced annually in North America is expected to increase significantly as the number of ethanol plants increase. We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant.  There are 7 ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 436 mgy that will produce approximately 1.4 million tons of distillers’ grains. These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

Additionally, distillers’ grains compete with other feed formulations, including corn gluten feed, dry brewers’ grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers’ grain and distillers’ grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers’ grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers’ grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs

Competition for Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant.  Ethanol production consumes a significant portion of Minnesota’s corn crop, approximately 30% for 2009.  The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in higher costs for supplies of corn. There are 7 ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 436 mgy will use approximately 160 million bushels of corn.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the U.S. Department of Agriculture, for 2009:  3.7 billion bushels of U.S. corn was used in ethanol production, with 1.3 billion bushels being used in food and other industrial uses, and 2.0 billion bushels used for export.

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

.

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

We currently market all of our ethanol through C&N and until September 2009 marketed all of our ethanol through RPMG, Inc.  Our marketers are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

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

The costs associated with obtaining these permits and meeting the demands of regulators reflected in the permits have increased our costs of construction and production. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”. The compliance agreement also allowed us to continue with the construction of our facility. Under the compliance agreement, we agreed to operate our facility in a manner such that the emissions of each of the criteria pollutants generated by our ethanol plant, as determined on a 12 month rolling sum, do not exceed 95 tons per year and agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. Accordingly, we submitted a major amendment to our existing air-emissions permit in December 2008, and, following air pollution control device testing, we submitted a second major amendment in September 2009, both seeking amendments to our air permit, including amendments to permit conditions and adjustments to other components of plant operations and production.   However, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, particularly in light of changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source. On March 13, 2008, MPCA issued a notice of violation to us for violations of certain rules, statutes, and permit conditions (as modified by the compliance agreement), including emission violations and reporting violations. As part of our continuing discussions with MPCA, we are seeking to resolve these violations by agreement with MPCA. Such resolution may result in the payment of a civil penalty or other sanctions and remedies available to MPCA. Pending the resolution of this air permit issue, we continue to operate subject to the compliance agreement.

 Other than as discussed above, we have obtained all permits we believe are necessary for the operation of our ethanol plant.

Compliance with these laws and permits in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on our operations. We have incurred costs associated with obtaining the air permits and costs associated with the compliance agreement of approximately $187,000 in fiscal year 2007, $208,000 in fiscal year 2008 and $452,000 in fiscal year 2009.  In addition, we have incurred costs associated with equipment failures and/or warranty and other claims against Fagen, Inc. of approximately $2,700,000.

Employees

As of October 31, 2009, we had 51 full-time employees, of which 42 are in operations and 9 are in executive, general management and administration. We also have three part-time employees in operations. We also have engaged Brett L. Frevert of CFO Systems, LLC as our interim chief financial officer on a contract basis. We do not maintain an internal sales organization, but instead rely upon third-parties to market and sell the ethanol and distillers’ grains that we produce.

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

Risks Related to Our Business and Operations

We are in default of our master loan agreement with AgStar Financial Services, PCA (“AgStar”).

At October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. Additionally, we do not expect to be in compliance with one or more covenants of the master loan agreement as of fiscal year end 2010. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement.

As a result of these defaults, we have classified $49.3 in long-term debt as a current liability. As a result, current liabilities as of October 31, 2009 totaled approximately $69.1 million, including this $49.3 million. This compares to cash and cash equivalents (other than restricted cash) at October 31, 2009 of approximately $3.2 million, current assets of approximately $12.9 million and total assets of approximately $113.1 million. In the absence of a waiver of the covenant defaults, amendment to the master loan agreement or refinancing of the master loan agreement, we do not have adequate capital to repay all of the amounts that would become due upon acceleration.

Also part of our master loan agreement with AgStar is a line of credit for up to $6,750,000.  Effective December 8, 2009, AgStar agreed to extend the maturity date of this line of credit to February 1, 2010. At October 31, 2009 and January 20, 2010, the outstanding balance of the revolving line of credit was $5.0 million.

We are currently in negotiations with AgStar to extend the maturity of the line of credit and to waive the event of default arising from the failure to meet the covenants described above. In the absence of a waiver or an amendment to the line of credit to extend the maturity date, we do not have adequate capital to repay the currently outstanding amounts on the line of credit. There is no assurance that any amendment or extension of maturity will be provided by the lender or that the line of credit, if renewed, will allow for up to $6.75 million in available borrowing. Further, while an event of default exists, we are not permitted to borrow additional funds under our line of credit or revolving term note unless AgStar consents.

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

We are involved in a dispute with Fagen, Inc. relating to the design-build agreement for our ethanol plant and the performance guarantees and warranties relating to our plant, including those relating to air emissions.

Our ethanol plant was constructed under a design-build agreement with Fagen, Inc. (“Fagen”) as the design-builder. We have retained approximately $3.8 million in payments to Fagen under the design-build agreement. Under the design-build agreement, Fagen has warranted that within six months following the date of substantial completion, the emissions of our ethanol plant will meet the requirements of a synthetic minor source. Notwithstanding that we began operations on September 21, 2007, our plant does not yet meet the warranties relating to air emissions and therefore, we continue to withhold approximately $3.8 million in retainage.

We have tested a number of possible solutions to enable our plant to meet the air emissions warranties.  To date, none of these solutions has been effective and there may be no solution that will allow our plant to meet the warranties relating to air emissions.  Further, in testing these potential solutions, we have suffered substantial reduction in daily ethanol production and plant shutdowns as a result. As we attempt new solutions in the future, we also expect that we will be required to limit production or shutdown our plant, which will impair our ability to produce ethanol and generate revenue.

On September 18, 2009, we commenced an arbitration action against Fagen relating to the design-build agreement and we are seeking approximately $22.8 million in damages.  Please see Part I, Item 3 “Legal Proceedings” of this Form 10-K for a description of the arbitration action against Fagen, Inc. relating to the design-build agreement.  In response, Fagen has asserted counterclaims, including for payment of the approximately $3.8 million in retainage and for approximately $2.2 million in additional labor and materials it claims it provided to us.  In addition, Fagen has requested to join ICM, Inc. as a party to the arbitration action.  In its response, ICM also indicated that it intends to assert claims against us under the license agreement we entered into with ICM as part of the design build agreement with Fagen.  We objected to Fagen’s request to join ICM as a party to the arbitration action.

There is no assurance that we will resolve the air emissions warranty or the dispute with Fagen to our satisfaction or that we will resolve it without significant additional expense, including costs of our attorneys and experts in the arbitration or payments to Fagen or others as a result of the arbitration or otherwise. Additionally, we may incur additional expense because of modifications to our plant to achieve compliance with the air emissions warranties, to achieve compliance with the more stringent minor source emissions limits, or to qualify our facility as a major emissions source. We also may experience increased costs of operations, even if our plant is modified to comply with the air emissions warranty.  Our ongoing attempts bring our plant into compliance with the warranties relating to air emissions have had and may have in the future a material adverse effect on our business, financial condition and results of operations.

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

According to the RFA, domestic ethanol production capacity has increased steadily from 1.5 billion gallons per year in 1999 to 13.0 billion gallons per year in 2009. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Recently, several ethanol companies have announced the postponement of ethanol plants under construction due, in part, to concerns about excess production capacity in the ethanol industry and its impact on ethanol prices.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from established producers of ethanol, including Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, and from other companies that are seeking to develop large-scale ethanol plants and alliances. According to the RFA, the top ten producers accounted for approximately 20% of the ethanol production capacity in the U.S. in 2009.  Some of our competitors are divisions of substantially larger enterprises and have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have been able to compete successfully in the ethanol industry. Some of these competitors have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized plants. We expect competition to increase, both from large and small competitors, as the ethanol industry becomes more widely known and demand for ethanol increases.

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

We were organized as a Minnesota limited liability company in April 2001 and did not begin producing ethanol until September 21, 2007. In October 2007, we began recording revenues from our ethanol production activity. Accordingly, we have a limited operating history from which to evaluate our business and prospects. Despite net income of approximately $8.6 million in fiscal year 2008, we have incurred a net loss for fiscal year 2007 of $5.4 million and a net loss for fiscal year 2009 of $11.3 million.

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

•            comply with federal and state environmental laws and regulations;

•            recruit and retain key personnel;

•            comply with our obligations as a public reporting company while maintaining a low-cost structure; and

•            address the other risks described throughout this annual report on Form 10-K.

If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected.

Certain provisions of our master loan agreement with AgStar present special risks to our business.

As of October 31, 2009, our debt with AgStar consists of approximately $40.8 million in fixed rate obligations and $18.7 million in variable rate obligations after giving effect to our election under our master loan agreement with AgStar to fix an interest rate of 6.58% on $45.0 million of our debt effective May 1, 2008 through April 30, 2011. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

The principal and interest payments on our $53.4 million term loan are calculated using an amortization period of ten years even though the note will mature on October 1, 2012, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $38.9 million in principal remaining under the term loan, without any additional payments that may be required under the master loan agreement. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

We also have a $4.0 million revolving term loan. As of October 31, 2009, we have used approximately $1.1 million of AgStar’s commitment under this loan. The loan will mature on October 1, 2012. As with the term loan, at maturity we may attempt to extend, refinance, or obtain a new loan to repay any outstanding balance. We cannot assure you that any alternative will be sufficient for our needs, available in a timely manner or on terms and conditions acceptable to us or our members.  We cannot draw on the unused portion of this debt as long as we are not in compliance with the covenants of our master loan agreement.

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

We have a substantial amount of indebtedness.  Because of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact our business, results of operations and financial condition.  As a result of our substantial indebtedness, we may be more vulnerable to general adverse economic and industry conditions. We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general operating requirements. We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to manage our corn and ethanol price risk, fund operations or make capital expenditures. We may have a competitive disadvantage relative to other companies in our industry with less debt.  We may also experience decreases in our regular trade credit from vendors, which could adversely impact our cash flow if we need to start prepaying for items we have been able to purchase on trade credit in the past.  In early 2007, a crisis began in the subprime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the credit market. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancings.

The EPA imposed E10 “blend wall” if not overcome will have an adverse affect on demand for ethanol.

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry.  The “blend wall” issue arises because of several conflicting requirements.  First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply.  Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure.  Total gasoline usage by the U.S. is currently around 138 billion gallons, and is expected to decrease to less than 130 billion gallons over the next 5 years as fuel mileage standards are changed.  The RFS dictates an increasing amount of ethanol blending:  13.95 billion gallons in 2011, 15.2 billion gallons in 2012, and increasing to 36 billion gallons by 2022.  To reach the standard as dictated by the RFS in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol.  The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.”  One industry group has petitioned the EPA for a waiver of the E10 law and an increase to E15.  The EPA has currently postponed the expected December 2009 decision.  This issue is a major risk to the ethanol industry.

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

However, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal year ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Certain of our members exert significant influence over us. Their interests may not coincide with ours or the interests of our unitholders, and they may make decisions with which we or our unitholders may disagree.

As of January 1, 2010, Project Viking, LLC beneficially owned 21.8% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., our design-build firm. Project Viking, together with our executive officers and governors, together control approximately 25.8% of our outstanding units as of January 1, 2010. As a result, these unitholders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our units.

The interests of these members may not coincide with our interests or the interests of our other members. For example, Fagen, Inc. has invested and may continue to invest in a number of other ethanol producers, some of whom may compete with us.  Additionally, in September 2005, we entered into a design-build agreement with Fagen, Inc. for the construction of our plant.    In September 2009, we commenced an arbitration action against Fagen, Inc. relating to its design-build agreement with us.  Please see Part I, Item 3 “Legal Proceedings” of this Form 10-K for a description of this arbitration action.  This dispute is another instance in which our interests and those of Project Viking and the Fagen affiliates are not aligned.

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

Our sales will decline, and our business will be materially harmed if our third party marketers do not effectively market or sell the ethanol and distillers grains we produce or if there is a significant reduction or delay in orders from our marketers.

We have entered into an agreement with a third party to market our supply of ethanol.  We have also entered into an agreement with another third party to market our supply of distillers grains.  Our marketers are independent businesses that we do not control. We cannot be certain that these marketers will market or sell our ethanol and distillers’ grains effectively. Our agreements with these marketers do not contain requirements that a certain percentage of such parties’ sales are of our products, nor do the agreements restrict their ability to choose alternative sources for ethanol or distillers grains.

Our success in achieving revenue from the sale of ethanol and distillers grains will depend upon the continued viability and financial stability of our marketers. These marketers may choose to devote their efforts to other ethanol producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketers in operating their businesses.  If these marketers do not effectively market and sell our ethanol and distillers grains, our revenues may decrease and our business will be harmed.

Our business is subject to extensive occupational safety and health regulations that could increase our operating costs.

We are subject to various occupational safety and health regulations, and we have incurred expense in training employees in occupational safety compliance.  We will continue to be subject to such safety and health regulations and will continue to incur expense with respect to training and compliance.  We do not expect that compliance with these rules and regulations will have a material impact on our business or as to our competitive stance in the industry, as these rules apply to other ethanol plants as well.  However, any increase in OSHA compliance costs could negatively affect our profitability.

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

Various federal and state laws, regulations and programs impact the supply of and demand for ethanol. Some government regulation, for example those that provide economic incentives to ethanol producers, stimulate supply of ethanol by encouraging production and the increased capacity of ethanol plants. Others, such as a federal excise tax incentive program that provides gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell, stimulate demand for ethanol by making it price competitive with other oxygenates. Further, tariffs generally apply to the import of ethanol from certain other countries, where the cost of production can be significantly less than in the U.S. These tariffs are designed to increase the cost of imported ethanol to a level more comparable to the cost of domestic ethanol by offsetting the benefit of the federal excise tax program. Tariffs have the effect of maintaining demand for domestic ethanol. Additionally, the federal government has established renewable fuels standard (RFS) programs, most recently under the Energy Independence and Security Act of 2007, which set minimum national standards for use of renewable fuels. The RFS and other state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand.

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

We may be adversely affected by environmental laws, regulations and liabilities.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground.

Some of these laws and regulations require our plant to operate under permits that are subject to renewal or modification. These laws, regulations and permits may require pollution control equipment or operational changes to limit actual or potential impacts to the environment.

The costs associated with obtaining and complying with permits and complying with environmental laws have increased our costs of construction and production. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals and in July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Under the compliance agreement, we also agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”. Accordingly, we submitted a major amendment to our existing air-emissions permit in December 2008, and, following air pollution control device testing, we submitted a second major amendment in September 2009, both seeking amendments to our air permit, including amendments to permit conditions and adjustments to other components of plant operations and production.  However, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, particularly in light of changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source.  On March 13, 2008, MPCA issued a notice of violation to us for violations of certain rules, statutes, and permit conditions (as modified by the compliance agreement), including emission violations and reporting violations.  As part of our continuing discussions with MPCA, we are seeking to resolve these violations by agreement with MPCA.  Such resolution may result in the payment of a civil penalty or other sanctions and remedies available to MPCA.  Pending the resolution of this air permit issue, we continue to operate subject to the compliance agreement.

In September 2009, we commenced an arbitration action against Fagen, Inc. relating to its design-build agreement with us and in particular, the failure of our ethanol plant to comply with air emissions guarantees and warranties.  Please see Part I, Item 3 “Legal Proceedings” of this Form 10-K for a description of this arbitration action.

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

We also plan to evaluate the effectiveness of the current emissions monitoring system in preparation for possible green house gas emissions regulatory changes. Being able to monitor emissions more effectively could lead to further reductions in emissions which would lead to lower fees. Reductions in emissions can make us a better environmental company. By attempting to adjust to possible upcoming regulatory changes, we hope to be better positioned to take advantage of the changes from the beginning.  We believe that all companies will be faced with higher fees for future emissions based on recent federal legislative proposals.

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

We consider Heron Lake BioEnergy, LLC to be a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. If we are unable to maintain our partnership tax treatment or qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. We cannot assure you that we will be able to maintain our partnership tax classification. For example, there might be changes in the law or our company that would cause us to be reclassified as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 38% for federal income tax purposes. Further, distributions would be treated as ordinary dividend income to our unit holders to the extent of our earnings and profits. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

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

All of our real property is subject to mortgages in favor of AgStar as security for loan obligations.

ITEM 3.                                                                             LEGAL PROCEEDINGS

On September 28, 2005, HLBE executed a Design-Build Agreement with Fagen, Inc. by which Fagen, Inc. agreed to design and build a 50 million gallon per year coal-fired ethanol plant in Heron Lake, Minnesota, for a contract price of approximately $76,000,000.  The agreement contained numerous warranty and guarantee provisions as well as a liquidated damages provision.  Construction began in late 2005, and after several delays the first corn grind took place on September 21, 2007.  The plant, however, has not been able to meet the air emissions warranties or operate as a “synthetic minor source” as warranted and intended under the design-build agreement.

By the terms of the Design-Build Agreement, claims or controversies between HLBE and Fagen, Inc. arising out of or relating to the Design-Build Agreement, or the breach thereof, are ultimately to be decided by Arbitration in accordance with the Construction Industry Arbitration Rules of the American Arbitration Association.  On September 18, 2009 HLBE served and filed its Demand for Arbitration and Request for Mediation.  A Revised Demand for Arbitration was served and filed on December 23, 2009 following an unsuccessful attempt to mediate the dispute.  In these Demands for Arbitration, HLBE alleges that Fagen, Inc. breached the terms and conditions of the Design-Build Agreement including its warranties and guarantees, was negligent in its efforts to correct various performance and emissions problems, had not completed the plant on a timely basis in accordance with the Design-Build Agreement, and prior to the execution of the Agreement had made certain negligent misrepresentations with respect to coal-fired ethanol plants.  In the Demand for Arbitration, HLBE seeks damages for breach of contract and breach of the warranties and guarantees, damages resulting from the negligent efforts to correct the problems, damages for the negligent misrepresentations, as well as liquidated damages for delays in the plant construction.  HLBE seeks damages in the amount of $22,800,000.

Fagen, Inc. responded to the Demand for Arbitration by denying liability and asserting various affirmative defenses.  In addition, Fagen, Inc. brought a Counterclaim alleging that it is entitled to payment of a retainage held by HLBE in the amount of approximately $3.8 million.  In addition, Fagen, Inc. alleges that it performed additional work and provided additional labor and materials to the plant in the amount of approximately $2.2 million; it alleges that this did not constitute warranty or guarantee work and therefore it claims it is entitled to payment of this additional amount.  HLBE responded to the Counterclaim by denying the allegations and asserting various affirmative defenses.  On January 4, 2010, Fagen, Inc. requested to join ICM, Inc. as a party to the arbitration action, claiming that joinder was necessary for proper resolution of the claims and defenses in the arbitration action.  On January 27, 2010, ICM, Inc. responded to the request, agreeing to be joined provided certain procedures are established.  In its response, ICM also indicated that it intends to assert claims against us under the license agreement we entered into with ICM as part of the design build agreement with Fagen.  On January 27, 2010, we filed our response and objections to Fagen’s request to join ICM as a party, and requested that a special arbitrator be appointed to resolve the joinder issues.  We intend to defend against the Fagen counterclaims and any claims brought by ICM, Inc. and assert our defenses vigorously.

The arbitration proceeding is in its early phase, and arbitrators have not yet been selected.

ITEM 4.                                                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

 Holders of Record

As of January 1, 2010, there were 27,104,625 Class A units outstanding and held of record by 1,098 persons. There are no other classes of units outstanding.  As of January 1, 2010, there were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

We have never declared distributions. Our agreements with lenders currently materially limit our ability to make distributions to our members and these agreements are likely to limit materially the future payment of distributions. For a further description of these restrictions, please see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of the notes to our audited consolidated financial statements. In September 2007, we began operation of our ethanol plant and began generating revenue. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments. If our financial performance and loan covenants further permit, we intend to make distributions in excess of those amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions.

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

ITEM 6.                                                                             SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for October 31, 2009, 2008 and 2007 has been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Fiscal Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Statement of Operations Data:
Revenues	$88,304,596	$131,070,642	$23,560,498
Cost of goods sold	90,857,247	114,411,541	24,313,695
Gross profit (loss)	(2,552,651)	16,659,101	(753,197)
Operating expenses	4,515,476	3,351,252	3,527,199
Operating income (loss)	(7,068,127)	13,307,849	(4,280,396)
Other income (expense)	(4,261,307)	(4,689,810)	(1,167,890)
Net income (loss)	$(11,329,434)	$8,618,039	$(5,448,286)

Weighted average units outstanding	27,104,625	27,104,625	26,361,406

Net income (loss) per unit — Basic and diluted	$(0.42)	$0.32	$(0.21)

	As of
	October 31, 2009	October 31, 2008

Balance Sheet Data:
Assets:
Current assets	$12,926,672	$27,223,185
Property and equipment	98,560,605	103,882,039
Other assets	1,602,000	2,295,586
Total assets	$113,089,277	$133,400,810

Current liabilities	$69,059,726	$23,552,096
Long-term debt	4,775,804	59,265,534
Members’ equity	39,253,747	50,583,180
Total liabilities and members’ equity	$113,089,277	$133,400,810

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Form 10-K. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2009. Since our plant became operational in September 2007, the financial data derived from our operations and related production and sales data for the twelve months ended October 31, 2007 is not comparable to that of fiscal year ended October 31, 2009 or 2008.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2009, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2009, the market price of ethanol and corn were extremely volatile. The price of corn hit a high of $4.73 per bushel in June, 2009 and a low of $3.06 in September, 2009 while the price of ethanol fluctuated from a high of $2.20 in October, 2009 and a low of $1.50 in July, 2009.

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

We reviewed our long-lived assets for impairment at October 31, 2009. As a result of this review and our related analysis, we believe our long-lived assets were not impaired as of October 31, 2009.

We enter forward contracts for corn purchases to supply the plant.  These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential losses.  We have estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand at October 31, 2009 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses.  Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn.

Fiscal Year Ended October 31, 2009 Compared to Fiscal Year Ended October 31, 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2009 and 2008:

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$88,304,596	100.0	$131,070,642	100.0

Cost of Goods Sold	90,857,247	102.9	114,411,541	87.3

Gross Margin	(2,552,651)	(2.9)	16,659,101	12.7

Selling, General, and Administrative Expenses	4,515,476	5.1	3,351,252	2.5

Operating Income (Loss)	(7,068,127)	(8.0)	13,307,849	10.2

Other Expense	(4,261,307)	(4.8)	(4,689,810)	(3.6)

Net Income (Loss)	$(11,329,434)	(12.8)	$8,618,039	6.6

Revenues

Ethanol revenues during the period ended October 31, 2009 were approximately $70.4 million, comprising 80% of our revenues. Sales of ethanol through September 30, 2009 were made pursuant to the terms of our ethanol marketing agreement with RPMG, Inc. under which our ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG.  We paid RPMG a marketing fee and RPMG paid us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages were calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

We believe that the ethanol market structure has changed since we entered into our ethanol marketing agreement with RPMG, and in particular during the past one to two years.  We determined, in light of those changes, that the pool marketing arrangement used by RPMG was no longer an effective arrangement under the current market structure and circumstances. We accordingly notified RPMG that the ethanol marketing agreement would be terminated effective September 30, 2009.

Sales of ethanol subsequent to September 30, 2009 were made pursuant to the terms of our ethanol marketing agreement with C&N Ethanol Marketing Corporation (“C&N”).  Under the Agreement, C&N purchases, markets and re-sells all of the ethanol produced at the Company’s plant for the three year term of the Agreement.  C&N will pay us the gross sales price to the customer less expenses and a 1% marketing fee after expenses.

For the year ended October 31, 2009, we sold approximately 46.4 million gallons of ethanol at an average price of $1.52 per gallon. For the year ended October 31, 2008, we sold approximately 48.4 million gallons of ethanol at an average price of $2.10 per gallon.  We believe that the number of gallons of ethanol sold was affected by the plant’s productivity that was impacted by scheduled and unscheduled downtime during the year, including as a result of testing and process changes relating to our air emissions. Further, the price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil.  Gasoline consumption was volatile during the fiscal year as the price for crude oil fluctuated radically.  The price was also affected by federal RFS blending mandates.

We may hedge anticipated ethanol sales through a variety of mechanisms. Our marketers, whether RPMG or C&N, are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.  For the years ended October, 31, 2009 and 2008, we recorded gains of $0.4 million and $3.6 million respectively related to ethanol derivative instruments.  There are timing differences in the recognition of gains on derivatives as compared to the corresponding sale of ethanol.  As such, the gains recognized could be associated with related sales in fiscal years 2007, 2008 or 2009.

We expect to see fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard’s blending requirements, the supply is also expected to increase as additional production facilities are completed or return to production. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages, as they were in our fiscal year 2009.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

Total sales of DGS during fiscal years 2009 and 2008 equaled approximately $12.8 million and $18.2 million, respectively, comprising 14% of our revenues for each year. Under a marketing agreement with CHS, Inc., CHS markets and sells all distillers’ grains produced by our ethanol plant. Under the terms of the agreement, we receive a price equal to the selling price, less a charge of 2% or 4% of the price for distillers’ grains and a fee of $2.00 per ton of solubles, less the cost of delivering the product to the customer.   In fiscal year 2009 we sold approximately 119,000 tons of dried distillers’ grain compared to 113,000 tons sold in fiscal year 2008.  The average price we received for distillers’ grain was approximately $107 per ton in fiscal year 2009 and approximately $147 per ton in fiscal year 2008.

The prices for DGS increased significantly during the first three quarters of fiscal 2008, due to the rising price of corn, soybean meal, and other animal feed proteins that are substitutes for DGS.  These factors were not present in fiscal year 2009.  However, during the last quarter of fiscal 2008, decreasing corn prices placed downward pressure on DGS prices which continued through fiscal 2009. In addition, the average price we received for our DGS in fiscal 2008 was limited by forward wet distillers grains contracts locking in a portion of our DGS prices.

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

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales), coal, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply. We are able to store corn that we purchase in our elevators in Lakefield and Wilder, Minnesota, as well as in on-site storage at the plant.

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 102.9% and 87.3% for the twelve months ended October 31, 2009 and, 2008, respectively.  The per bushel cost of corn purchased (net of losses realized in fiscal year 2008 for bushels delivered in fiscal 2009) decreased approximately 19% in the twelve months ended October 31, 2009 as compared to the twelve months ended October 31, 2008.  Cost of goods sold includes lower of cost or market adjustments of $5.4 million for the fiscal year ended October 31, 2009, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. The lower of cost or market adjustment for the twelve months ended October 31, 2008 was $8.7 million   We had gains related to corn derivative instruments of approximately $1.2 million and $6.3 million for the twelve months ended October 31, 2009 and 2008, respectively, which reduced cost of sales.  In summary, lower of cost or market adjustments decreased $3.3 million for the fiscal year ended October 31, 2009 as compared to the fiscal year ended October 31, 2008.  During the same periods, gains on derivatives decreased $5.1 million.  These increased net costs  combine with the 28% decrease in the per gallon sales price of ethanol caused the increase in the cost of goods sold as a percent of revenues for the twelve months ended October 31, 2009.  Our gross margin (loss) for the twelve months ended October 31, 2009 decreased to (2.9%) from 12.7% for the twelve months ended October 31, 2008. We had a negative gross margin in fiscal year 2009 as compared to positive gross margin in fiscal year 2008 due to the decline in ethanol prices; increased costs of goods sold, relative to revenues, due to losses on forward contracts; and decreased gains on derivative instruments. In addition, lower production levels and fixed costs contributed to the negative gross margin incurred.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective.  Through October 31, 2009, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

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

During the three months ended July 31, 2009, we entered into an amendment to our agreement with a leasing company under which we lease certain rail cars.  The terms of the amendment reduce the rail cars under lease by 50 cars and increase the monthly rental amount per remaining rail car until July 1, 2014.   This will result in a monthly cash savings of $425 per rail car or $21,250.

We have forward contracts in place for corn purchases of approximately 1.8 million bushel through May 2010 which represents approximately 9% of our anticipated purchases in fiscal 2010.  Currently, some of these corn contract prices are above the current market price for corn.  Upon taking delivery under these contracts, we would incur a loss.  Accordingly, we recorded a loss on these purchase commitments of approximately $5.0 million for the twelve months ended October 31, 2009.  Of the amount recorded in costs of goods sold, we have realized $3.8 million upon delivery and may realize the remaining $1.2 million in fiscal 2010.  The loss, along with a write down of inventory on hand of $0.4 million, was recorded as a lower of cost or market adjustment on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.  At October 31, 2009, 1.2 million bushel subject to future contracted prices had contracted prices less than current market prices.  Unrealized gains on these contracts have not been recorded. In order to mitigate risk associated with price fluctuations of coal, the Company has entered into coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation.

Selling, General, and Administrative Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant.  These expenses were $4.5 million for the twelve months ended October 31, 2009 up 34.7% from $3.3 million for the twelve months ended October 31, 2008.  Upon a planned annual shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  Costs associated with the unplanned repairs were approximately $700,000 and are included in operating expenses.  Professional fees increased for the twelve months ended October 31, 2009 as compared to the prior year period because of additional legal, accounting and internal control consulting work in anticipation of required compliance with the Sarbanes-Oxley Act of 2002 and SEC reporting requirements, as well as the arbitration action we commenced against Fagen, Inc. Decreased revenue for the fiscal year ended October 31, 2009 negatively affected operating expenses as a percentage of revenue as total revenues declined approximately 33%.

Operating Income

Our loss from operations for fiscal year 2009 totaled $7.1 million compared to income from operations for fiscal year 2008 of approximately $13.3 million.

Other Income and (Expense)

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2009, which is down approximately 16.5% as compared to the twelve months ended October 31, 2008, is dependent on the balances outstanding and on interest rate fluctuations.  As of October 31, 2009, debt balances were down slightly as compared to balances at October 31, 2008.  The average 1 month LIBOR rate for the twelve months ended October 31, 2009 was 0.52% compared to 3.25% for the twelve months ended October 31, 2008.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  Also included in other expense is the write-off of loan costs of approximately $445,000. Because we have not obtained a waiver from AgStar for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as a current liability. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

	2008		2007
Income Statement Data	Amount	%	Amount	%
Revenues	$131,070,642	100.0	$23,560,498	100.0

Cost of Goods Sold	114,411,541	87.3	24,313,695	103.2

Gross Margin	16,659,101	12.7	(753,197)	(3.2)

Selling, General, and Administrative Expenses	3,351,252	2.5	3,527, 199	15.0

Operating Income (Loss)	13,307,849	10.2	(4,280,396)	(18.2)

Other Expense	(4,689,810)	(3.6)	(1,167,890)	(4.9)

Net Income (Loss)	$8,618,039	6.6	(5,448,286)	(23.1)

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

The Company had forward contracts in place for corn purchases of approximately $31,663,000 through October 2009, which represents approximately 38% of the Company’s anticipated purchases in fiscal 2009. Some of these corn contract prices were above current market prices for corn.  Given the recent declining price of corn and ethanol, upon taking delivery under these contracts, the Company would incur a loss.  Accordingly, the Company recorded a loss on these purchase commitments of approximately $7,123,000 at October 31, 2008.  The loss, along with a write down of inventory on hand of $1,628,000, was recorded as a lower of cost or market adjustment on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.  Based on the positions at October 31, 2008, further adverse price changes of 10% in the price of ethanol and corn subsequent to year-end would result in additional losses of approximately $1,254,000.

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

Other Income and (Expense)

Other income and expense consists primarily of interest expense of approximately $4.81 million. Interest expense consists primarily of interest payments under our agreements with AgStar). Also included in other income and expense were interest income and other income totaling approximately $118,000.

Liquidity and Capital Resources

As of October 31, 2009, we had cash and cash equivalents (other than restricted cash) of approximately $3.2 million, current assets of approximately $12.9 million and total assets of approximately $113.1 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at October 31, 2009 consists of $53.4 million under the term note, $1.1 million under the revolving term note and $5.0 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  As of October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the twelve months ended October 31, 2009, we used cash to make principal payments of approximately $5.0 million against our long-term debt. During the same period, we drew $5.0 million on our line of credit described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31
	2009	2008	2007
Net cash provided by (used in) operating activities	$(8,334)	$23,193	$(12,721)
Net cash used in investing activities	(232)	(1,436)	(4,175)
Net cash provided by (used in) financing activities	395	(13,492)	17,362
Net increase (decrease) in cash and equivalents	$(8,171)	$8,265	$466

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008

During the twelve months ended October 31, 2009, we used $8.3 million in cash for operating activities. This use consists primarily of funding a net loss of $5.2 million exclusive of depreciation and amortization of $6.1 million; and payments for corn under deferred payment agreements and other payables of $3.2 million.

During the twelve months ended October 31, 2009, we used approximately $232,000 for investing activities to pay for capital expenditures and intangibles, and do not anticipate any significant capital expenditures during fiscal 2010.

During the twelve months ended October 31, 2009, we generated $395,000 from financing activities consisting primarily of advances on the line of credit of $5.0 million, payments on long term debt of approximately $5.0 million and the release of restricted cash in the amount of $0.4 million.

At October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. Additionally, we do not expect to be in compliance with one or more covenants of the master loan agreement as of fiscal year end 2010 unless amendments are issued. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $49.3 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of October 31, 2009 totaled approximately $69.1 million, including $49.3 million of long-term debt reclassified as current liabilities.  In connection with the renewal of our revolving line of credit effective May 29, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.  Our debt with AgStar remains classified as a current liability based on current and projected violations of debt covenants within the next year.

Our line of credit under the master loan agreement with AgStar renewed at a maximum commitment of $6,750,000.  Effective May 29, 2009, we entered into an Amendment No. 3 to the Fifth Supplement to our master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  Effective December 8, 2009, we entered into an Amendment No. 4 to the Fifth Supplement to our master loan agreement to extend the maturity date of the revolving line of credit to February 1, 2010.  As of October 31, 2009, we had drawn $5.0 million on the line of credit.

We are not currently in compliance with all covenants of the master loan agreement and there is no assurance that we will be able to comply in the future with all covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement will be provided by AgStar.  Further, there can be no assurance that AgStar will not demand immediate repayment of all $59.5 million in indebtedness outstanding under the master loan agreement at October 31, 2009 or exercise any of its rights as a secured party with respect to the Company’s assets now or in the future should we fail to comply with any covenants in the future. We do not have adequate capital to repay all of the amounts that would become due if AgStar accelerates our obligations under the master loan agreement.  Further, we do not have adequate cash to repay the $5.0 million outstanding on the line of credit at October 31, 2009 and intend to request an additional extension of the maturity date of this line of credit beyond February 1, 2010.  There can be no assurance that such an extension will be granted on terms advantageous to us, if at all.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar has consented to make advances in the past, our potential inability to borrow additional funds under the master loan agreement may result in a working capital shortfall.

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

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

Operating Activities — We generated approximately $23 million from operating activities in fiscal year 2008 compared to fiscal year 2007 during which we used approximately $13 million for operating activities. This increase of approximately $36 million was due to a number of factors. Contributing to the net increase were the following:

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

Investing Activities—During the year ended October 31, 2008, we used $1.4 million for investing activities compared to $4.2 million used during the year ended October 31, 2007. This difference is due, primarily, to a reduction of capital expenditures after we began producing ethanol at our plant and the construction had stopped.

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

Credit Arrangements

Credit Arrangements with AgStar

On September 29, 2005, we entered into a credit agreement with AgStar Financial Services, PCA (“AgStar”) establishing a senior credit facility for construction of the plant in the amount of $59,583,000. Simultaneously, we and AgStar entered into a Second Supplement that provided for a revolving loan in the amount of $2,000,000 to provide for general, corporate and operating expenses. In December 2006, the construction loan was amended to increase the amounts available up to $64,583,000. The construction loan converted to a $59,583,000 term note and a $5,000,000 revolving term note in October 2007.   The amount available under the revolving term note is reduced each year by $500,000.  As of October 31, 2009, the maximum amount of the revolving term note was $4,000,000.

The term note required interest only payments from November 2007 to April 2008 at the one-month LIBOR plus 3.25%, which totaled 3.49%, 5.74% and 9.07% at October 31, 2009, 2008 and 2007, respectively. In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45,000,000 of the note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on LIBOR. We will make equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to the lending institution until we need a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

As of October 31, 2009, we have used approximately $1.1 million of AgStar’s commitment under the revolving term note.  The term note and revolving term note will mature on October 1, 2012.

We also have a line of credit with AgStar that is subject to certain borrowing base requirements.  On June 12, 2009, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit effective May 29, 2009.  Therefore, effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  Effective December 8, 2009, the Company and AgStar agreed upon the terms of Amendment No 4 to the Fifth Supplement (“Amendment 4”) to its master loan agreement as previously amended and supplemented.  The effect of this Amendment 4 was to extend the maturity date of the revolving line of credit to February 1, 2010.

Amounts available under the line of credit are reduced by outstanding standby letters of credit. Interest accrues on borrowings at the one month LIBOR plus 3.25%, which totaled 3.49%, 5.74% and 9.07% at October 31, 2009, 2008 and 2007, respectively. We must pay a 0.25% commitment fee on the average daily unused portion of the line of credit. At October 31, 2009, 2008 and 2007, outstanding borrowings on the line of credit were $5,000,000, none and $6,974,235, respectively. We had an outstanding standby letters of credit of $400,000 at October 31, 2008, which expired in November 2008. We had no outstanding standby letters of credit at October 31, 2009.

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

At October 31, 2009 as at July 31, 2009, April 30, 2009 and January 31, 2009, the Company was out of compliance with the minimum working capital requirement provision of its master loan agreement with AgStar Financial Services, PCA (AgStar). In addition, the Company anticipates that the minimum net worth and fixed charge coverage ratio covenants will not be met through or as of fiscal year end 2010 unless amended. At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of October 31, 2009 because of the actual and anticipated covenant default stated above. Additionally, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt during the quarter ended January 31, 2009.

In connection with the renewal of the line of credit effective May 29, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  AgStar also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.  The balance due of the October 31, 2008 excess cash flow payment in the amount of $1,799,300 is deferred until such time as the Company makes a request to the Lender for certain distributions to its members.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009. As of October 31, 2009, the unwaived covenant defaults relate to the Company’s default of covenants requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.

If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at October 31, 2009.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

The Company believes it has sufficient capital resources through October 31, 2010 based upon its current cash reserves, inventory sales, anticipated revenues and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that AgStar extends the maturity date of the revolving line of credit, does not exercise its right to accelerate the maturity of the long term debt, and the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement on an accelerated basis. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through subordinated debt, if available, sell additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

As of October 31, 2009, we estimate the fair value of our credit arrangements with AgStar to approximate $59.8 million, based on contractual terms, which is approximately $229,000 more than its carrying value of $59.5 based on the variable interest rate debt. The fair value of the debt fluctuates to the extent that interest rates are fixed and the current fair value rates are more or less than the fixed rate. While the debt markets have experienced significant volatility recently, the fixed rate portion of our long-term debt with AgStar reprices in April 2011 and all of the AgStar debt matures in October 2012 and we do not believe we are exposed to any unusual liquidity risks given the long-term nature of our debt. The market conditions for credit at the time of maturity of our debt in 2012 will determine our ability to refinance our debt and the terms associated with refinancing.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement; they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2009, there was a total of $3.7 million in outstanding water revenue bonds and we classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note.  Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant.  The balance of this loan at October 31, 2009 was $593,750.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Annual Report on Form 10-K beginning at the “F” page noted:

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.T.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of “disclosure controls and procedures,” as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

Our Chief Executive Officer, Robert J. Ferguson, and Interim Chief Financial Officer, Brett L. Frevert, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon their review, they have concluded that these controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

In connection with the audit of our financial statements for our fiscal year ended October 31, 2008, we identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties, period-end closing procedures, and inadequate number of accounting department personnel. No material weaknesses will be considered remediated until the remedial procedures have operated for an appropriate period, have been tested and management has concluded that they are operating effectively. During fiscal year 2009, we completed a plan to address these material weaknesses including:

•      Implementing policies with regards to the segregation of duties specifically as they relate to cash transactions;

•      Improving period-end closing procedures that resulted in a more timely close; and

•      Improving the review process to evaluate the accuracy of the financial statements and supplemental reports.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management reviews financial statements and bank reconciliations on a monthly basis, along with the adoption of a monthly financial closing process. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

There have been no changes in internal control over financial reporting other than those identified above that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s internal control report is included in this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data” under the caption “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.               OTHER INFORMATION

Effective December 8, 2009, HLBE and AgStar agreed upon the terms of Amendment No. 4 to the Fifth Supplement to its master loan agreement as previously amended and supplemented.  The effect of this Amendment No. 4 was to extend the maturity date of the revolving line of credit to February 1, 2010.  The line of credit has a maximum commitment of $6,750,000.  A copy of the Amendment No. 4 is attached to this Form 10-K as Exhibit 10.32.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

•                              Ownership of Units by Principal Holders and Management;

•                              Proposal 1: Election of Governors;

•                              Corporate Governance;

•                              Executive Officers and Executive Compensation;

•                              Certain Relationships and Related Person Transactions;

•                              Section 16(a) Beneficial Ownership Reporting Compliance; and

•                              Code of Ethics.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Company’s Proxy Statement entitled “Executive Officers and Executive Compensation” and “Governor Compensation.”

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Ownership of Units by Principal Holders and Management,” and is incorporated herein by reference to Part II, Item 5 entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections of the Company’s Proxy Statement entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance.”

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Company’s Proxy Statement entitled “Relationship with Independent Accountants.”

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

Dated: January 29, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on January29, 2010.

/s/ Robert J. Ferguson	Chief Executive Officer and President
Robert J. Ferguson	(principal executive officer), Governor

/s/ Brett L. Frevert	Interim Chief Financial Officer (principal
Brett L. Frevert	financial and accounting officer)

/s/ Doug Schmitz	Governor
Doug Schmitz

/s/ Michael S. Kunerth	Governor
Michael S. Kunerth

/s/ David J. Woestehoff	Governor
David J. Woestehoff

/s/ David J. Bach	Governor
David J. Bach

/s/ Timothy O. Helgemoe	Governor
Timothy O. Helgemoe

/s/ Milton J. McKeown	Governor
Milton J. McKeown

/s/ David M. Reinhart	Governor
David M. Reinhart

/s/ Chad Core	Governor
Chad Core

/s/ Robert J. Wolf	Governor
Robert J. Wolf

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Members of Heron Lake BioEnergy, LLC:

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting the aforementioned evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Heron Lake BioEnergy, LLC and Subsidiary

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2009.  Heron Lake BioEnergy, LLC and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred a loss of approximately $11.3 million for the fiscal year ending October 31, 2009.  The Company was also out of compliance of its master loan agreement and reclassified the long term debt related to this agreement to current liabilities.  If the right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit were to be exercised, the Company will not have adequate available cash to repay the amounts currently outstanding.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

January 29, 2010

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2009	October 31, 2008

ASSETS
Current Assets
Cash and equivalents	$3,184,074	$11,355,075
Restricted cash	340,644	1,499,472
Accounts receivable	4,439,701	3,368,076
Inventory	4,752,117	9,633,749
Derivative instruments	—	750,172
Prepaid expenses	210,136	616,641
Total current assets	12,926,672	27,223,185

Property and Equipment
Land and improvements	12,574,760	12,552,721
Plant buildings and equipment	97,332,591	97,159,759
Vehicles and other equipment	604,783	597,921
Office buildings and equipment	618,437	597,508
	111,130,571	110,907,909
Accumulated depreciation	(12,569,966)	(7,025,870)
	98,560,605	103,882,039

Other Assets
Deferred loan costs, net	—	467,128
Restricted cash	718,790	995,804
Other intangibles	488,010	464,304
Debt service deposits and other	395,200	368,350
Total other assets	1,602,000	2,295,586

Total Assets	$113,089,277	$133,400,810

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2009	October 31, 2008

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$5,000,000	$—
Current maturities of long-term debt	55,224,183	5,649,354
Accounts payable:
Trade accounts payable	2,466,040	5,635,204
Trade accounts payable - related party	714,115	792,450
Construction payable - related party	3,839,413	3,839,413
Accrued expenses	566,481	512,709
Lower of cost or market adjustment	1,249,495	7,122,966
Total current liabilities	69,059,727	23,552,096

Long-Term Debt, net of current maturities	4,775,804	59,265,534

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	39,253,746	50,583,180

Total Liabilities and Members’ Equity	$113,089,277	$133,400,810

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Revenues	$88,304,596	$131,070,642	$23,560,498

Cost of Goods Sold
Cost of goods sold	85,448,407	105,660,541	24,313,695
Lower of cost or market adjustment	5,408,840	8,751,000	—
Total Cost of Goods Sold	90,857,247	114,411,541	24,313,695

Gross Profit (Loss)	(2,552,651)	16,659,101	(753,197)

Operating Expenses	4,515,476	3,351,252	3,527,199

Operating Income (Loss)	(7,068,127)	13,307,849	(4,280,396)

Other Income (Expense)
Interest income	78,320	84,078	9,166
Interest expense	(4,014,448)	(4,807,965)	(1,181,442)
Write off of loan costs	(444,985)	—	—
Other income	119,806	34,077	4,386
Total other expense	(4,261,307)	(4,689,810)	(1,167,890)

Net Income (Loss)	$(11,329,434)	$8,618,039	$(5,448,286)

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625	26,361,406

Net Income (Loss) Per Unit - Basic and Diluted	$(0.42)	$0.32	$(0.21)

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members’ Equity

Balance - October 31, 2006	39,733,427

Capital Contribution - 3,750,000 Class A units, $2.00 per unit, December 2006	7,500,000

Capital Contribution - exercise of warrants for 225,000 Class A units, $.80 per unit, August 2007	180,000

Net loss for the year ended October 31, 2007	(5,448,286)

Balance - October 31, 2007	41,965,141

Net income for the year ended October 31, 2008	8,618,039

Balance - October 31, 2008	50,583,180

Net loss for the year ended October 31, 2009	(11,329,434)

Balance - October 31, 2009	$39,253,746

Notes to Consolidated Financial Statements are an integral part of this Statement.

 HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Cash Flow From Operating Activities
Net income (loss)	$(11,329,434)	$8,618,039	$(5,448,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,645,311	5,688,300	1,269,117
Amortization of loan costs included with interest expense	22,143	—	—
Write off of loan costs	444,985	—	—
Lower of cost or market adjustment	5,408,840	8,751,000	—
Unrealized (gains) losses on derivative instruments	—	(678,713)	150,088
(Gain)/loss on disposal of assets	(38,301)	3,317	(4,396)
Change in operating assets and liabilities:
Restricted cash	1,021,767	(803,383)	291,500
Accounts receivable	(1,071,625)	(1,413,950)	(1,550,443)
Inventory	4,529,174	7,729,607	(14,861,633)
Derivative instruments	750,172	(257,695)	(879,384)
Prepaid expenses	406,505	(491,783)	(51,784)
Accounts payable	(3,247,499)	(3,611,106)	7,718,778
Accrued expenses	53,771	(341,041)	645,577
Accrued lower of cost or market adjustments	(10,929,853)	—	—
Net cash provided by (used in) operating activities	(8,334,044)	23,192,592	(12,720,866)

Cash Flows from Investing Activities
Proceeds from sale of assets	177,516	224,498	29,421
Capital expenditures	(349,521)	(1,186,148)	(4,204,339)
Payment for other intangibles	(59,835)	(474,183)	—
Net cash used in investing activities	(231,840)	(1,435,833)	(4,174,918)

Cash Flows from Financing Activities
Checks written in excess of bank balance	—	(514,633)	(8,972)
Proceeds from (payments on) line of credit, net	5,000,000	(6,974,235)	6,126,175
Proceeds from (payments on) note payable - related party	—	(4,202,930)	4,202,930
Proceeds from long-term debt	—	3,289,177	—
Payments on long-term debt	(4,992,343)	(5,113,249)	(307,168)
Payments for loan costs	—	—	(179,166)
Debt service deposits	(26,850)	(215,600)	(151,750)
Release of restricted cash	414,076	239,457	—
Member contributions	—	—	7,500,000
Member contributions related to warrants exercised	—	—	180,000
Net cash provided by (used in) financing activities	394,883	(13,492,013)	17,362,049

Net Increase (Decrease) in cash and equivalents	(8,171,001)	8,264,746	466,265

Cash and Equivalents - Beginning of period	11,355,075	3,090,329	2,624,064

Cash and Equivalents - End of period	$3,184,074	$11,355,075	$3,090,329

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$4,040,240	$5,100,895	$589,118
Interest capitalized paid	—	—	2,802,010
Total interest paid	$4,040,240	$5,100,895	$3,391,128

Supplemental Disclosure of Non-Cash Activities
Restricted cash from long-term debt proceeds	$—	$1,710,000	$—
Property and equipment in construction payables	$—	$3,839,413	$4,188,455
Property and equipment financed by long-term debt	$—	$—	$40,245,680
Assessment payable related to property and equipment	$—	$—	$867,500
Loan costs capitalized with property and equipment	$—	$—	$99,387
Construction payables refinanced with long-term debt	$—	$—	$14,882,948

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment, analysis of impairment on long-lived assets, and valuation of forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

October 31, 2009 and 2008

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

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions.  In addition, at October 31, 2009 the Company maintained restricted cash of approximately $341,000 related to a loan agreement as described in Note 10.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.   The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at estimated net realizable value.   Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At October 31, 2009 and 2008, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

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

Costs of sales also include expenses directly attributable to the repair and maintenance of the plant.  During the fiscal year ended October 31, 2009, we incurred costs of approximately $300,000 as part of a five day planned annual shutdown and maintenance procedure.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional time and costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May.  Costs associated with the unusual repairs were approximately $700,000 and are included in operating expenses

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

Derivative Instruments

From time to time, the Company enters into derivative transactions to protect gross margins from potentially adverse effects of market and price volatility in future periods.  In order to reduce the risks caused by market fluctuations, the Company hedges a portion of its anticipated corn and natural gas purchases, and ethanol sales by entering into options and futures contracts.  These contracts are used with the intention to fix the purchase price of anticipated requirements for corn and natural gas in the Company’s ethanol production activities and the related sales price of ethanol produced.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions.

The Company generally does not designate these derivative instruments as hedges for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value caused from marking these instruments to market, recognized in current period earnings or losses on a monthly basis.  While the Company does not designate the derivative instruments that it enters into as hedging instruments because of the administrative costs associated with the related accounting, the Company believes that the derivative instruments represent an economic hedge.

In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained.  If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings.

The Company evaluates its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.”  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Certain corn, ethanol and distillers grains contracts that meet the requirement of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road.  The Company amortizes  the assets over the economic useful life of 15 years.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition of construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company’s ethanol production facilities, has an installed capacity of 50 million gallons per year.  The carrying value of these facilities at October 31, 2009 was approximately $98.5 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at October 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Deferred Loan Costs

Costs associated with the issuance of the debt discussed in Note 9 and 10 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the term of the related debt using the effective interest method. Prior to the commencement of operations in September 2007, the Company capitalized loan costs with interest costs during the construction of the plant.  Once operations commenced, loan cost amortization was expensed.  As explained in Note 10, the Company has reclassified the long term portion of certain debt to current.  At that time, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt.

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

The Company believes the carrying amount of the line of credit and note payable approximates the fair value due to market interest rates and short-term nature of the debt.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

Due to declining interest rates during 2009 and 2008 and having fixed the interest rate on a portion of the debt as noted in Note 10, the carrying amount of the long-term debt, based on contractual terms, was less than the fair value at October 31, 2009 and 2008.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at October 31, 2009	$59,999,987	$60,228,760
Long-term debt at October 31, 2008	$64,914,888	$66,043,522

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the alternative depreciation system (ADS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.  The Company’s tax year end is December 31.  Primarily due to the partnership tax status, the Company does not have any significant tax uncertainties that would require disclosure.

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

October 31, 2009 and 2008

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

Subsequent Events

The Company has evaluated subsequent events through January 29, 2010 the date which the financial statements were issued.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

2. GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets have caused margins in the ethanol industry to be negative. For  fiscal 2009 the Company incurred a loss of approximately $11.3 million and used cash of approximately $8.3 million for operating activities during the twelve months ended October 31, 2009.  At October 31, 2009, the Company was out of compliance with the minimum working capital, the minimum tangible net worth and the minimum fixed charge ratio provisions of its master loan agreement with AgStar Financial Services, PCA  (“AgStar”). In addition, the Company anticipates that one or more of the covenants will not be met as of fiscal year end 2010 unless amended. At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of October 31, 2009 because of the actual and anticipated covenant defaults stated above. As a result, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt during the quarter ended January 31, 2009.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at October 31, 2009.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On June 12, 2009, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit effective May 29, 2009.  Therefore, effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  In connection with the renewal, AgStar also waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009 and April 30, 2009.  AgStar also waived excess cash flow payment provisions for the year ended October 31, 2008 in consideration of an excess cash flow payment by the Company of $94,700 on June 12, 2009.  The balance due of the October 31, 2008 excess cash flow payment in the amount of $1,799,300 is deferred until such time as the Company makes a request to the Lender for certain distributions to its members.  On September 9, 2009, AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement for the period ended July 31, 2009.  Effective December 8, 2009, the Company and AgStar agreed upon the terms of Amendment No 4 to the Fifth Supplement (“Amendment 4”) to its master loan agreement as previously amended and supplemented.  The effect of this Amendment 4 was to extend the maturity date of the revolving line of credit to February 1, 2010.  The Company is actively negotiating the extension of this with the bank.

The Company believes it has sufficient capital resources through October 31, 2010 based upon its current cash reserves, inventory sales, anticipated revenues and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that AgStar extends the maturity date of the revolving line of credit, does not exercise its right to accelerate the maturity of the long term debt, and the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement on an accelerated basis. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through subordinated debt, if available, sell additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.   UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2008 and 2009.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 80% of total revenues and corn costs average 65% - 70% of cost of goods sold.

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

4. FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in our balance sheets.  The fair value of these instruments is based on valuations that include inputs that can be classified within one of the three levels of a hierarchy.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.  Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.  The fair value of certain long-lived assets is based on recoverability through utilization in operations.  Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2009	Level 1	Level 2	Level 3
Restricted cash — current	$340,644	$340,644	$—	$—
Restricted cash — long-term	$718,790	$718,790	$—	$—

The fair value of the money market funds included in restricted cash is based on quoted market prices in an active market.

5.  CONCENTRATIONS

The Company sells all of the ethanol and distiller grains produced to two customers under marketing agreements as described in Note 15.  At October 31, 2009 and 2008, these two customers comprised 96% and 93% of accounts receivable, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

6.   INVENTORY

Inventory consists of the following at October 31:

	2009	2008

Raw materials	$1,551,255	$5,830,477
Work in process	776,801	1,200,242
Finished goods	800,915	725,365
Supplies	847,289	683,007
Other grains	775,857	1,194,658
Totals	$4,752,117	$9,633,749

The Company recorded losses of approximately $352,000 and $1,628,000 for the fiscal years ended October 31, 2009 and 2008 respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 15, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $283,000 and $658,000 based on market prices at October 31, 2009 and 2008, respectively, and is not included in the amounts above..

7. DERIVATIVE INSTRUMENTS

As of October 31, 2009, the Company held no positions in corn or ethanol derivative instruments.  As of October 31, 2008, the Company recorded an asset for derivative instruments of approximately $750,000 at fair value in the Consolidated Balance Sheet.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Twelve Months Ended October 31,
	Operations location	2009	2008	2007
Corn contracts	Cost of goods sold	$1,207,000	$6,287,000	$(2,654,000)
Ethanol contracts	Revenues	373,000	3,600,000	—
Totals		$1,580,000	$9,887,000	$(2,654,000)

8. CONSTRUCTION IN PROGRESS

The Company capitalizes construction costs and construction period interest until the assets are placed in service. During fiscal 2007, the Company capitalized interest during the construction period of approximately $2,901,000.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

9.  LINE OF CREDIT

The Company has a line of credit with AgStar subject to certain borrowing base requirements.  On June 12, 2009 and effective May 29, 2009, the Company entered into an Amendment No. 3 to the Fifth Supplement (the “Amendment”) to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.   AgStar waived the Company’s noncompliance with the working capital covenant of the master loan agreement as of and for the periods ending January 31, 2009, April 30, 2009, and July 31, 2009.  Effective December 8, 2009, the Company and AgStar agreed upon the terms of Amendment No 4 to the Fifth Supplement (“Amendment 4”) to its master loan agreement as previously amended and supplemented.  The effect of this Amendment 4 was to extend the maturity date of the revolving line of credit to February 1, 2010.    Interest accrues on borrowings at the one-month LIBOR plus 3.25%, which totaled 3.49% at October 31, 2009 and 5.74% at October 31, 2008. From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  The Company has a .25% commitment fee on the unused portion of the line of credit. Amounts available under the line of credit are reduced by outstanding standby letters of credit.  As of October 31, 2009, the Company had drawn $5,000,000 on the line. There was no balance outstanding on the line of credit at October 31, 2008.  The Company had outstanding standby letters of credit of $400,000 at October 31, 2008, which expired in November 2008.  As of October 31, 2009, the Company was not in compliance with the minimum working capital, minimum tangible net worth and minimum fixed charge ratio provisions of the master loan agreement.    If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at October 31, 2009.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

The line of credit and the term note and revolving term note discussed in Note 10 are subject to a general security agreement with the lending institution bank.  The terms of this agreement require the Company to maintain certain financial ratios and covenants such as working capital and net worth requirements, minimum debt to equity and debt service coverage, and restrictions on distributions.  Borrowings under the agreement are secured by substantially all corporate assets.  During fiscal 2008, the Company was not in compliance with the debt covenant related to the submission of quarterly financial statements within 30 days during fiscal 2008.  The lender waived compliance for these violations.

10.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31	October 31
	2009	2008

Term note payable to lending institution, see terms below.	$53,381,697	$57,508,968

Revolving term note payable to lending institution, see terms below.	1,155,872	1,155,872

Note payable to Jackson County with interest at 4.00%, forgiven during fiscal 2009 based upon job creation thresholds at specified wages as part of the plant development.	—	100,000

Balance forward	$54,537,569	$58,764,840

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

	October 31	October 31
	2009	2008
Balance from previous page	$54,537,569	$58,764,840

Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company is required to make deposits over 24 months, which began in January 2007, for one years’ worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	3,010,998	3,173,624

Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	352,610	401,985

Assessment payable as part of water supply agreement, due in monthly installments of $4,126 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	313,520	334,657

Note payable for equipment, with monthly payments of $2,371 including effective interest of 6.345%, due in April 2012, secured by equipment.	65,517	65,956

Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2013, secured by equipment and restricted cash.	1,126,023	1,573,826

Note payable to electrical company with monthly payments beginning in October 2009 of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	593,750	600,000
Totals	59,999,987	64,914,888
Less amounts due within one year	55,224,183	5,649,354

Net long-term debt	$4,775,804	$59,265,534

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

 Term Note Payable

The term note requires monthly payments of approximately $640,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.49% and 5.74% at October 31, 2009 and 2008, respectively. In May 2008, the Company locked in an interest rate of 3.58% plus 3.00%, which totals 6.58% on $45,000,000 of the note, for three years ending April 30, 2011. As described in Notes 2 and 9, as of October 31, 2009, July 31, 2009, April 30, 2009 and January 31, 2009 the Company was not in compliance with the covenants of the master loan agreement.  The Company received a waiver from AgStar as of and for the periods ended January 31, 2009, April 30, 2009 and July 31, 2009.  However, the Company was not in compliance as of October 31, 2009 and does not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2010 unless the covenants are amended.  Therefore, the term note and the revolving term note described below have been classified as current liabilities. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to AgStar until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor, who is a member, has personally guaranteed up to $3,740,000 of the Company’s obligations under the master loan agreement.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at October 31, 2009.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

 Revolving Term Note

The Company has a revolving term note with AgStar for up to $5,000,000 for cash and inventory management purposes. The maximum amount available under the revolving term note decreases $500,000 each year and was $4,000,000 as of October 31, 2009.  The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.49% and 5.74% at October 31, 2009 and 2008 respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Note 2 and 9, as of and for the period ending October 31, 2009, the Company was out of compliance with the master loan agreement and does not anticipate being in compliance as of and for the period ending October 31, 2010.  As such, amounts due under the revolving term note have been classified as current liabilities.  From May 1, 2009 through May 29, 2009, AgStar added a 2.0% surcharge to the interest rate on the outstanding amounts under the Company’s master loan agreement.   During fiscal 2008, the Company was not in compliance with the debt covenant related to the submission of quarterly financial statements within 30 days.  The lender waived compliance for this violation.

Estimated maturities of long-term debt at October 31, 2009 are as follows:

2010	$55,224,183
2011	707,088
2012	714,147
2013	453,477
2014	381,599
After 2014	2,519,493

Total long-term debt	$59,999,987

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

11.  MEMBERS’ EQUITY

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

At October 31, 2009 and 2008, the Company had 27,104,625 Class A units issued and outstanding.

Warrants

The Company authorized warrants in fiscal 2004 for 25,000 Class A units to the existing nine members of the Board of Governors.  The warrants granted to each member of the Board of Governors the right to purchase 25,000 Class A units at an exercise price of $.80 per unit.  The warrants vested October 31, 2005 and were exercisable for a period of five years thereafter.  These units were not used in the computation of net loss per unit for fiscal 2007 as they would have been anti-dilutive.  All of the warrants were exercised in August 2007 whereby the Company received $180,000.

12. LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Equipment under operating lease primarily represents rail cars for which the rentals began in August 2007.  Rent expense for fiscal 2009, 2008, and 2007 was approximately $844,000, $853,000, and $225,000 respectively.

At October 31, 2009, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2010	$1,660,560
2011	1,660,560
2012	1,642,705
2013	1,556,100
2014	1,211,725
Thereafter	2,356,200

Total lease commitments	$10,087,850

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

13. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets are as follows at October 31:

	2009	2008

Consolidated financial statement basis of assets	$113,089,277	$133,400,810
Plus: Organization and start-up costs capitalized	2,037,334	2,195,063
Less: Unrealized gains on derivatives	—	(678,713)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(12,978,756)	(7,614,210)

Income tax basis of assets	$102,147,855	$127,302,950

	2009	2008

Consolidated financial statement basis of liabilities	$73,835,531	$82,817,630
Less: Accrued expenses	(1,815,975)	(7,635,675)

Income tax basis of liabilities	$72,019,556	$75,181,955

14. RELATED PARTY TRANSACTIONS

In December 2006, an affiliate of the plant design-builder invested an additional $7,500,000 in exchange for 3,750,000 Class A units. In July 2007, the Company was advanced approximately $4,203,000 from the owner of the general contractor for the purchase of inventory, which was repaid in November 2007.

 In December 2006, the Company entered into an agreement with a member to construct an electrical substation for approximately $1,020,000. In November 2007, the Company obtained a loan from this member as described in Note 10.

The Company purchased approximately $45,266,000, $47,569,000 and $8,836,000 of corn from members in fiscal 2009, 2008 and 2007, respectively.

Please refer to the section titled “Legal Proceedings” following for information on arbitration proceedings between the Company and Fagen, Inc., a related party.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

15. COMMITMENTS AND CONTINGENCIES

Water Agreements

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years. The Company has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well, and provides for the Company, combined with Minnesota Soybean Processors (MnSP), to approve any other supply contracts that the City may enter into. In consideration, the Company will pay one half of the City’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company’s water usage, plus a 10% profit. These costs will be paid as water usage fees. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 10. The Company pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 10. The Company paid operating and maintenance expenses of approximately $370,000 and $307,000 in fiscal 2009 and 2008, respectively.

Marketing Agreements

Effective September 30, 2009, the Company entered into an ethanol marketing agreement with an unrelated party under which the marketer will purchase, market and re-sell all of the ethanol produced at the Company’s plant for the three year term of the agreement.  Following the three year term, the agreement will automatically renew for subsequent year terms unless either party terminates the agreement 60 days before the end of the term.  The Company pays certain expenses and a 1% marketing fee after expenses. The Company assumed leases on 125 rail cars for approximately  $980,000 per year until May 2014 as part of the termination of the prior marketing agreement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

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

Legal Proceedings

Permit Matters

Our business subjects us to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees.

The costs associated with obtaining these permits and meeting the demands of regulators reflected in the permits have increased our costs of construction and production. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source”. The compliance agreement also allowed us to continue the construction of our facility. Under the compliance agreement, we agreed to operate our facility in a manner such that the emissions of each of the criteria pollutants generated by our ethanol plant, as determined on a 12 month rolling sum, do not exceed 95 tons per year and agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. Accordingly, we submitted a major amendment to our existing air-emissions permit in December 2008, and, following air pollution control device testing, we submitted a second major amendment in September 2009, both seeking amendments to our air permit, including amendments to permit conditions and adjustments to other components of plant operations and production.   However, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, particularly in light of changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source. On March 13, 2008, MPCA issued a notice of violation to us for violations of certain rules, statutes, and permit conditions (as modified by the compliance agreement), including emission violations and reporting violations.  As part of our continuing discussions with MPCA, we are seeking to resolve these violations by agreement with MPCA.  A violation of environmental laws, regulations or permit conditions can result in substantial civil fines or criminal sanctions, or permit revocations or plant shutdown.  Pending the resolution of this air permit issue, we continue to operate subject to the compliance agreement.

Fagen Design-Build Litigation

On September 28, 2005, the Company executed a Design-Build Agreement with Fagen, Inc. by which Fagen, Inc. agreed to design and build a 50 million gallon per year coal-fired ethanol plant in Heron Lake, Minnesota, for a contract price of approximately $76,000,000.  The agreement contained numerous warranty and guarantee provisions as well as a liquidated damages provision.  Construction began in late 2005, and after several delays the first corn grind took place on September 21, 2007.  The plant, however, has not been able to meet the air emissions warranties or operate as a “synthetic minor source” as warranted and intended under the design-build agreement.

By the terms of the Design-Build Agreement, claims or controversies between the Company and Fagen, Inc. arising out of or relating to the Design-Build Agreement, or the breach thereof, are ultimately to be decided by Arbitration in accordance with the Construction Industry Arbitration Rules of the American Arbitration Association.  On September 18, 2009 the Company served and filed its Demand for Arbitration and Request for Mediation.  A Revised Demand for Arbitration was served and filed on December 23, 2009 following an unsuccessful attempt to mediate the dispute.  In these Demands for Arbitration, the Company alleges that Fagen, Inc. breached the terms and conditions of the Design-Build Agreement including its warranties and guarantees, was negligent in its efforts to correct various performance and emissions problems, had not completed the plant on a timely basis in accordance with the Design-Build Agreement, and prior to the execution of the Agreement had made certain negligent misrepresentations with respect to coal-fired ethanol plants.  In the Demand for Arbitration, the Company seeks damages for breach of contract and breach of the warranties and guarantees, damages resulting from the negligent efforts to correct the problems, damages for the negligent misrepresentations, as well as liquidated damages for delays in the plant construction.  The Company seeks damages in the amount of $22,800,000.

Fagen, Inc. responded to the Demand for Arbitration by denying liability and asserting various affirmative defenses.  In addition, Fagen, Inc. brought a Counterclaim alleging that it is entitled to payment of a retainage held by the Company in the amount of approximately $3.8 million.  In addition, Fagen, Inc. alleges that it performed additional work and provided additional labor and materials to the plant in the amount of approximately $2.2 million; it alleges that this did not constitute warranty or guarantee work and therefore it claims it is entitled to payment of this additional amount.   The Company responded to the Counterclaim by denying the allegations and asserting various affirmative defenses. On January 4, 2010, Fagen, Inc. requested to join ICM, Inc. as a party to the arbitration action, claiming that joinder was necessary for proper resolution of the claims and defenses in the arbitration action.  On January 27, 2010, ICM, Inc. responded to the request, agreeing to be joined provided certain procedures are established.  In its response, ICM also indicated that it intends to assert claims against us under the license agreement we entered into with ICM as part of the design build agreement with Fagen.  On January 27, 2010, we filed our response and objections to Fagen’s request to join ICM as a party, and requested that a special arbitrator be appointed to resolve the joinder issues.  We intend to defend against the Fagen counterclaims and any claims brought by ICM, Inc. and assert our defenses vigorously.

The arbitration proceeding is in its early phase, and arbitrators have not yet been selected.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2009:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$70,748,224	$64,521,802	$1,844,976	$1,198,130	$3,183,316
Operating lease obligations	10,087,850	1,660,560	3,303,265	2,767,825	2,356,200
Purchase obligations (2)	20,083,737	12,246,237	7,837,500	—	—
Total contractual obligations	$100,919,811	$78,428,599	12,985,741	$3,965,955	$5,539,516

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

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $7.3 million through May 2010, which represents approximately 9% of the Company’s anticipated purchases in fiscal 2010.

Currently, some of these corn contract prices are above current market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $5,056,000 and $7,123,000 for the twelve months ended October 31, 2009 and 2008 respectively. The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

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

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.12	Standard Form of Agreement between Owner and Designer — Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of the Company’s 2008 Registration Statement.
10.13	Distiller’s Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company’s 2008 Registration Statement.
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company’s 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company’s 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company’s 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company’s 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company’s 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC , Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson *	Exhibit 10.25 of the Company’s 2008 Registration Statement.
10.26	Services Contract dated March 1, 2007 by and between Heron Lake BioEnergy, LLC and Gerber & Haugen, P.L.L.P. relating to the services of James A. Gerber *	Exhibit 10.26 of the Company’s 2008 Registration Statement.
10.27	Letter Agreement dated February 28, 2008 by and between Heron Lake BioEnergy, LLC and Gerber & Haugen, P.L.L.P. relating to the services of James A. Gerber *	Exhibit 10.27 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.28	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 of the Company’s 2008 Registration Statement.
10.29	Unit Transfer Policy of Heron Lake BioEnergy, LLC dated November 2008	Exhibit 4.1 to Current Report on Form 8-K dated November 5, 2008.
10.30	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert *	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
10.31	Ethanol Purchase and Marketing Agreement dated September 2, 2009 by and between Heron Lake BioEnergy, LLC and C&N Ethanol Marketing Corporation.	Exhibit 10.1 to Current Report on Form 8-K dated September 2, 2009.
10.32	Amendment No. 4 to Fifth Supplement dated December 8, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Attached hereto.

21.1	Subsidiaries of the Registrant	Exhibit 21.2 of the Company’s 2008 Registration Statement.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates compensatory agreement.
†

Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [ * * * ].