Form 10-Q
period 2010-01-31
Heron Lake BioEnergy, LLC
filed 2010-03-17
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of March 17, 2010, there were 27,104,625 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$718,086	$3,184,074
Restricted cash	341,923	340,644
Accounts receivable	4,263,311	4,439,701
Inventory	8,904,764	4,752,117
Prepaid expenses	487,466	210,136
Total current assets	14,715,550	12,926,672

Property and Equipment
Land and improvements	12,574,760	12,574,760
Plant buildings and equipment	97,342,928	97,332,591
Vehicles and other equipment	620,788	604,783
Office buildings and equipment	618,968	618,437
	111,157,444	111,130,571
Less accumulated depreciation	(13,972,403)	(12,569,966)
	97,185,041	98,560,605

Other Assets
Restricted cash	639,425	718,790
Other intangibles	478,918	488,010
Debt service deposits and other	395,200	395,200
Total other assets	1,513,543	1,602,000

Total Assets	$113,414,134	$113,089,277

See Notes to Condensed Consolidated Financial Statements.

*                 Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2010	2009*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$5,000,000	$5,000,000
Current maturities of long-term debt	54,159,968	55,224,183
Accounts payable:
Trade accounts payable	2,493,963	2,466,040
Trade accounts payable — related party	296,091	714,115
Construction payable — related party	3,839,413	3,839,413
Accrued expenses	519,515	566,481
Accrued losses on forward contracts	574,773	1,249,495
Total current liabilities	66,883,723	69,059,727

Long-Term Debt, net of current maturities	4,658,503	4,775,804

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units outstanding	41,871,908	39,253,746

Total Liabilities and Members’ Equity	$113,414,134	$113,089,277

See Notes to Condensed Consolidated Financial Statements.

*      Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,	Three Months Ended January 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$29,413,131	$18,095,366

Cost of Goods Sold
Cost of goods sold	24,228,820	19,877,852
Lower of cost or market adjustment	632,899	2,009,849
Total Cost of Goods Sold	24,719,719	21,887,701

Gross Margin	4,551,412	(3,792,335)

Selling, General, and Administrative Expenses	1,011,574	1,008,518

Operating Income (Loss)	3,539,838	(4,800,853)

Other Income (Expense)
Interest income	14,254	37,880
Interest expense	(941,340)	(1,040,186)
Write-off of loan costs	—	(444,985)
Other income, net	5,410	1,338
Total other expense, net	(921,676)	(1,445,953)

Net Income (Loss)	$2,618,162	$(6,246,806)

Net Income (Loss) Per Unit - Basic and Diluted	$0.10	$(0.23)

Distributions Per Unit — Basic and Diluted	$—	$—

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,	Three Months Ended January 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$2,618,162	$(6,246,806)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,411,529	1,409,261
Amortization of loan costs included with interest expense	—	22,143
Write-off of loan costs	—	444,985
Lower of cost or market adjustments	632,899	2,009,849
Change in fair value of derivative instruments	—	(68,002)
Change in operating assets and liabilities:
Restricted cash	(1,279)	593,923
Accounts receivable	176,390	1,000,711
Inventory	(4,210,983)	(2,659,700)
Derivative instruments	—	164,872
Prepaid expenses	(277,330)	(276,981)
Accounts payable	(390,101)	(3,409,595)
Accrued expenses	(46,966)	51,262
Accrued loss on forward contracts	(1,249,285)	(3,709,389)
Net cash used in operating activities	(1,336,964)	(10,673,467)

Investing Activities
Payments for intangibles	—	(59,835)
Capital expenditures	(26,873)	(162,921)
Net cash used in investing activities	(26,873)	(222,756)

Financing Activities
Proceeds from line of credit, net	—	1,000,000
Payments of long-term debt	(1,181,516)	(1,212,808)
Debt service deposits included with other assets	—	(30,350)
Release of restricted cash	79,365	212,651
Net cash used in financing activities	(1,102,151)	(30,507)

Net decrease in cash and equivalents	(2,465,988)	(10,926,730)

Cash and Equivalents — Beginning of Period	3,184,074	11,355,075

Cash and Equivalents — End of Period	$718,086	$428,345

Supplemental Cash Flow Information
Interest paid	$894,574	$977,123

See Notes to Condensed Consolidated Financial Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s annual report on Form 10-K.

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

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota.  In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, Lakefield Farmers Elevator, LLC, collectively, the “Company.”  All significant intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment, analysis of impairment of long-lived assets, and valuation of forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Long-Lived Assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company’s ethanol production facilities, has a stated capacity of 50 million gallons per year.  The carrying value of these facilities at January 31, 2010 and October 31, 2009 was approximately $97.2 million and $98.5 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at January 31, 2010 and October 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Financial Instruments

The Company believes the carrying value of cash and equivalents and restricted cash approximate fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on quoted prices in active exchange-traded or over-the-counter markets.

The Company believes the carrying amount of the line of credit and the variable rate portion of the note payable approximates the fair value.

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at January 31, 2010	$58,818,471	$55,808,633
Long-term debt at October 31, 2009	$59,999,987	$60,228,760

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

2.             GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets caused margins in the ethanol industry to be negative during portions of fiscal year 2009. The Company had net income of approximately $2.6 million in the quarter ended January 31, 2010 and used cash of approximately $1.3 million for operating activities. The Company incurred a loss of approximately $11.3 million and used cash of approximately $8.3 million for operating activities during the twelve months ended October 31, 2009.  At January 31, 2010 and October 31, 2009, the Company was out of compliance with covenants of its master loan agreement with AgStar Financial Services, PCA (“AgStar”). In addition, the Company anticipates that one or more of the covenants will not be met as of October 31, 2010 and January 31, 2011 unless amended. At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of January 31, 2010 because of the actual and anticipated covenant defaults stated above.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at January 31, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

During fiscal year 2009, AgStar waived the Company’s default of the working capital covenant of the master loan agreement for the periods ending January 31, 2009, April 30, 2009 and July 31, 2009.  However, AgStar has not waived the covenant defaults for the periods ending October 31, 2009 relating to minimum working capital, tangible net worth and the fixed charge ratio.  AgStar has also not waived the default of the minimum working capital covenant for the period ending January 31, 2010.  The Company is actively negotiating these waivers with AgStar.

Effective December 8, 2009, the Company and AgStar amended the master loan agreement as previously amended and supplemented, which resulted in an extension of the maturity date of the revolving line of credit to February 1, 2010.  The Company did not repay the $5.0 million outstanding on the revolving line of credit on the February 1, 2010 maturity date or as of the date of this filing.   The Company is actively negotiating the extension of the maturity date with AgStar.  As of February 1, 2010, AgStar added a 2.0% surcharge to the interest rate on the outstanding amount on this line of credit due to non-payment at maturity.

The Company believes it has sufficient capital resources through January 31, 2011 based upon its current cash reserves, inventory sales, projected commodity markets and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that AgStar extends the maturity date of the revolving line of credit, does not exercise its right to accelerate the maturity of the long term debt, and the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement on an accelerated basis. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through subordinated debt, if available, sell additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.                                      UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2009.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 70% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole.  Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements.

4.                                      FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value in its balance sheets.  The fair value of these instruments is based on valuations that include inputs that can be classified within one of the three levels of a hierarchy.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.   The fair value of certain long-lived assets is based on recoverability through utilization in operations.  Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the balance sheets, the Company has elected not to record any other assets or liabilities at fair value.

The following table provides information on those assets measured at fair value on a recurring basis.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

	Fair Value as of	Fair Value Measurement Using
	January 31, 2010	Level 1	Level 2	Level 3
Restricted cash — current	$341,923	$341,923	—	—

Restricted cash — long-term	$639,425	$639,425	—	—

The fair value of the money market funds included in restricted cash is based on quoted market prices in an active market.

5.             INVENTORY

Inventory consisted of the following at January 31, 2010 and October 31, 2009:

	January 31,	October 31,
	2010	2009 *
Raw materials	$4,592,283	$1,551,255
Work in process	1,020,724	776,801
Finished goods	1,749,086	800,915
Supplies	865,563	847,289
Other grains	677,108	775,857
Total	$8,904,764	$4,752,117

*      Derived from audited financial statements

The Company recorded losses of approximately $58,000 and $195,000 for the three months ended January 31, 2010 and 2009, respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 10, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $996,000 and $283,000 based on market prices at January 31, 2010 and October 31, 2009, respectively, and is not included in the amounts above.

6.             DERIVATIVE INSTRUMENTS

As of January 31, 2010 and October 31, 2009, the Company held no derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations location	2010	2009
Grain contracts	Cost of goods sold	$—	$450,000

Ethanol contracts	Revenues		373,000
Totals		$—	$823,000

7.             LINE OF CREDIT

The Company has a line of credit with AgStar subject to certain borrowing base requirements.  The Company’s revolving line of credit loan is for a maximum commitment of $6,750,000 and had a maturity date of November 1, 2009.   Effective December 8, 2009, the Company

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to February 1, 2010.  As of the date of this filing, the Company has not repaid the revolving line of credit due on February 1, 2010.  As of January 31, 2010, the Company was not in compliance with the minimum working capital requirement of the master loan agreement.  As of October 31, 2009, the Company was not in compliance with the minimum working capital, minimum tangible net worth and minimum fixed charge ratio provisions of the master loan agreement.  The Company is actively negotiating the extension of the maturity date of the revolving line of credit with AgStar, as well as additional waivers of the unwaived covenant defaults at January 31, 2010 and October 31, 2009. Interest accrues on borrowings at the greater of 6.0% or the one-month LIBOR plus 3.25%, which totaled 3.48% at January 31, 2010 and 3.49% at October 31, 2009.  As of February 1, 2010, AgStar added a 2.0% surcharge to the interest rate on the outstanding amount on this line of credit due to non-payment at maturity.    The Company has a 0.25% commitment fee on the unused portion of the line of credit.   As of January 31, 2010 and October 31, 2009, the Company had drawn $5,000,000 on the line of credit.

If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at January 31, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

8.             DEBT FINANCING

Debt financing consists of the following:

	January 31,	October 31,
	2010	2009*
Term note payable to lending institution, see terms below	$52,315,297	$53,381,697

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Assessments payable	3,671,550	3,677,128

Notes payable to electrical company	1,616,340	1,719,773

Equipment note	59,412	65,517

Total	58,818,471	59,999,987

Less amounts due on demand or within one year	54,159,968	55,224,183

Net long term debt	$4,658,503	$4,775,804

*      Derived from audited financial statements

As described in Note 2, the Company is currently not in compliance with certain covenants of the master loan agreement with AgStar and has reclassified the long-term portion of the debt with them to current.

Term Note

The term note requires monthly payments of approximately $652,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.48% and 3.49% at January 31, 2010 and October 31, 2009, respectively. In May 2008, the Company locked in an interest rate of 6.58% on $45,000,000 of the note for three years ending April 30, 2011. As described in Notes 2 and 7, as of January 31, 2010 and October 31, 2009, the Company was not in compliance with certain covenants of the master loan agreement and the Company does not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2010 and January 31, 2011unless the covenants are amended or additional equity is raised.  Therefore, the term note and the revolving term note described below remain classified as current liabilities. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

to AgStar until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor, who is a member, has personally guaranteed up to $3,740,000 of the Company’s obligations under the master loan agreement.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at January 31, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

Revolving Term Note

The Company has a revolving term note with AgStar for up to $4,000,000 for cash and inventory management purposes. The maximum amount available under the revolving term note decreases $500,000 each year.  The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.48% and 3.49% at January 31, 2010 and October 31, 2009 respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Notes 2 and 7, as of and for the period ending January 31, 2010, the Company was out of compliance with the working capital covenant of the master loan agreement and does not anticipate being in compliance as of and for the periods ending October 31, 2010 and January 31, 2011.  As such, amounts due under the revolving term note have been classified as current liabilities and while an event of default exists, the Company is not permitted to borrow additional funds under the revolving term note without AgStar’s consent.

Estimated maturities of long-term debt after reclassification to current at January 31, 2010 are as follows:

2010	$54,159,968
2011	709,364
2012	709,139
2013	365,557
2014	382,316
After 2014	2,492,127

Total long-term debt	$58,818,471

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the three months ended January 31, 2010 and 2009 was approximately $436,000 and $258,000, respectively.

At January 31, 2010 the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2011	$1,700,560
2012	1,660,560
2013	1,616,590
2014	1,556,100
2015	1,030,600
Thereafter	2,148,300

Total lease commitments	$9,712,710

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

10.          COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Permit Matters

The Company’s business subjects it to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of its employees.

The costs associated with obtaining required permits and meeting the demands of regulators reflected in the permits have increased the costs of construction and production. In particular, the Company has incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). The Company applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the grant of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, the Company entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from the plant. Under the compliance agreement, the Company agreed to submit an amendment to its air permit to qualify its facility as a “major emissions source”. The compliance agreement also allowed the Company to continue the construction of the facility. Under the compliance agreement, the Company agreed to operate its facility in a manner such that the emissions of each of the criteria pollutants generated by the ethanol plant, as determined on a 12 month rolling sum, do not exceed 95 tons per year and agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. Accordingly, the Company submitted a major amendment to its existing air-emissions permit in December 2008, and, following air pollution control device testing, the Company submitted a second major amendment in September 2009, both seeking amendments to the air permit, including amendments to permit conditions and adjustments to other components of plant operations and production.   However, the Company is continuing discussions with the MPCA regarding the necessity for qualifying the facility as a major emissions source, particularly in light of changes in federal law that increased the limit of certain emissions allowed as a synthetic minor source. On March 13, 2008, MPCA issued a notice of violation to the Company for violations of certain rules, statutes, and permit conditions (as modified by the compliance agreement), including emission violations and reporting violations.  As part of the Company’s continuing discussions with MPCA, it is seeking to resolve these violations by agreement with MPCA.  A violation of environmental laws, regulations or permit conditions can result in substantial civil fines or criminal sanctions, or permit revocations or plant shutdown.  Pending the resolution of this air permit issue, the Company continues to operate subject to the compliance agreement.

Fagen Design-Build Dispute

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

Fagen, Inc. responded to the Demand for Arbitration by denying liability and asserting various affirmative defenses.  In addition, Fagen, Inc. brought a Counterclaim alleging that it is entitled to payment of a retainage held by the Company in the amount of approximately $3.8 million.  In addition, Fagen, Inc. alleges that it performed additional work and provided additional labor and materials to the plant in the amount of approximately $2.2 million; it alleges that this did not constitute warranty or guarantee work and therefore it claims it is entitled to payment of this additional amount.   The Company responded to the Counterclaim by denying the allegations and asserting various affirmative

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2010 (Unaudited)

defenses. On January 4, 2010, Fagen, Inc. requested to join ICM, Inc. as a party to the arbitration action, claiming that joinder was necessary for proper resolution of the claims and defenses in the arbitration action.  On January 27, 2010, ICM, Inc. responded to the request, agreeing to be joined provided certain procedures are established.  In its response, ICM also indicated that it intends to assert claims against the Company under the license agreement the Company entered into with ICM as part of the design build agreement with Fagen.  An estimate of the amount of any such claims, if asserted, cannot be made. On January 27, 2010, the Company filed its response and objections to Fagen’s request to join ICM as a party, and requested that a special arbitrator be appointed to resolve the joinder issues.  The Company intends to defend against the Fagen counterclaims and any claims brought by ICM, Inc. and assert its defenses vigorously.

The arbitration proceeding is in its early phase, and arbitrators have not yet been selected.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of January 31, 2010:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$73,013,238	$62,381,777	$6,383,461	$1,146,112	$3,101,888
Operating lease obligations	9,712,710	1,700,560	3,277,150	2,586,700	2,148,300
Purchase obligations (2)	21,782,274	14,771,018	7,011,256	—	—
Total contractual obligations	$104,508,222	$78,853,355	$16,671,867	$3,732,812	$5,250,188

(1)            Long-term debt obligations include estimated interest and interest on unused debt.

(2)            Purchase obligations primarily include forward contracts for corn and coal.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $9.5 million through October 2010, which represents approximately 19% of the Company’s anticipated corn purchases in fiscal 2010.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $575,000 and $1,815,000 for the three months ended January 31, 2010 and 2009, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

11.          RELATED PARTY TRANSACTIONS

The Company purchased approximately $11,756,000 and $19,232,000 of corn from members in the three months ended January 31, 2010 and 2009, respectively.

Please refer to the section titled “Legal Proceedings” in Note 10 for information on arbitration proceedings between the Company and Fagen, Inc., a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2009, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month periods ended January 31, 2010 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2010.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that was formed for the purpose of constructing and operating a dry mill corn-based ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains per year. Production of ethanol and distillers’ grains at the plant began in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol and in the sale and distribution of our distillers’ grains.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2009 and continuing into fiscal 2010, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   During the first quarter of fiscal year 2010 ended January 31, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.76 to $2.17 per gallon; our average sales price was $1.84 per gallon.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.55 to a high of $4.26 per bushel; our average purchase price was $3.57 per bushel.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2009.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2009. At January 31, 2010, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Statement of Operations for the three months ended January 31, 2010 and January 31, 2009.

	January 31, 2010		January 31, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$29,413,131	100.0	$18,095,366	100.0

Cost of Goods Sold
Cost of goods sold	24,228,820	82.3	19,877,852	109.8
Lower of cost or market adjustment	632,899	2.2	2,009,849	11.1
Total Cost of Goods Sold	24,861,719	84.5	21,887,701	120.9

Gross Profit (Loss)	4,551,412	15.5	(3,792,335)	(20.9)

Operating Expenses	1,011,574	3.5	1,008,518	5.6

Operating Income (Loss)	3,539,838	12.0	(4,800,853)	(26.5)

Other Expense, net	(921,676)	(3.1)	(1,445,953)	(8.0)

Net Income (Loss)	$2,618,162	8.9	$(6,246,806)	(34.5)

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the Plant and increased 63% for the quarter ended January 31, 2010 as compared to the quarter ended January 31, 2009. Net ethanol revenues during the quarter ended January 31, 2010, were approximately $23.7 million, representing 80.6% of our sales, compared to approximately $13.8 million during the quarter ended January 31, 2009, representing 76.2% of our sales. The increase in ethanol revenue was a result of a 24% increase in the average price per gallon of ethanol quarter to quarter, in conjunction with a 39% increase in the gallons of ethanol sold. The main contributing factor to the increase in gallons of ethanol sold is the correction of production difficulties experienced during the first quarter of fiscal 2009 related to coal handling equipment. We had gains of approximately $373,000 related to ethanol derivatives for the quarter ended January 31, 2009. There were no ethanol derivative gains during the quarter ended January 31, 2010.

Total sales of DGS during the quarter ended January 31, 2010 were approximately $2.5 million comprising 8.5% of our sales. DGS sales during the quarter ended January 31, 2009 were $2.6 million or 14.4% of sales. The average DGS price decreased 2% for the quarter ended January 31, 2010 as compared to the quarter ended January 31, 2009. DGS tonnage sales increased by 25% for the quarter ended January 31, 2010 as compared to the prior year quarter as the production difficulties experienced during the quarter ended January 31, 2009 were corrected.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 84.5% and 120.9% for the three months ended January 31, 2010 and January 31, 2009, respectively. The per bushel cost of corn purchased decreased approximately 18% in the quarter ended January 31, 2010 as compared to the quarter ended January 31, 2009. This decrease combined with the 24% increase in the per gallon sales price of ethanol caused the decrease in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $633,000 and $2,010,000 for the three months ended January 31, 2010 and 2009, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had no gains or losses related to corn derivative instruments for the three months ended January 31, 2010.  We had gains related to corn derivative instruments of approximately $450,000 for the quarter ended January 31, 2009, which reduced cost of sales. Our gross profit margin for the three months ended January 31, 2010 increased to 15.5% from a loss of 20.9% for the three months ended January 31, 2009. We had a positive gross margin in the first quarter of fiscal 2010 as compared to a negative gross margin in the first quarter of fiscal 2009 due to the 24% increase in ethanol prices while corn prices decreased 18%.  For the same period, production increased 39%.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At January 31, 2010, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the Plant, insurance, professional fees and similar costs. These expenses represented 3.5% of total revenues for the quarter ended January 31, 2010 and 5.6% of total revenues for the quarter ended January 31, 2009.  These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period.

Other Expense, net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down for the three months ended January 31, 2010 approximately 10% as compared to the three months ended January 31, 2009, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended January 31, 2010, debt balances were down approximately 2% and interest rates decreased as well over the period. Because we did not obtain a waiver from AgStar Financial Services, PCA (“AgStar”) for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as current during the quarter ended January 31, 2009. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.  As a result, other expenses for the three months ended January 31, 2009 include this charge of approximately $445,000.

Liquidity and Capital Resources

As of January 31, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $718,000, current assets of approximately $14.7 million and total assets of approximately $113.4 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand. Under the master loan agreement, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at January 31, 2010 consists of $52.3 million under the term note, $1.1 million under the revolving term note and $5.0 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  As of January 31, 2010, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital.  As of October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.

As of the date of this filing, AgStar has not waived the January 31, 2010 or October 31, 2009 covenant violations. We are currently negotiating with AgStar to forbear from exercising its rights as a secured lender relating to the current and future covenant violations through October 31, 2010. We are also negotiating with AgStar to extend the maturity of the revolving line of credit beyond the February 1, 2010 maturity.  Pending those negotiations, we did not repay the outstanding amounts on the revolving line of credit on February 1, 2010 or as of the date of this filing.  As of February 1, 2010, AgStar added a 2.0% surcharge to the interest rate on the outstanding amount on this line of credit due to non-payment at maturity.

In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45.0 million of the term note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on the one-month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $652,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2.0 million per year to the lending institution until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the three months ended January 31, 2010 the Company did not draw any additional funds on the line of credit described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Three Months Ended January 31
	2010	2009
Net cash used in operating activities	$(1,336,964)	$(10,673,467)
Net cash used in investing activities	(26,873)	(222,756)
Net cash used in financing activities	(1,102,151)	(30,507)
Net decrease in cash and equivalents	$(2,465,988)	$(10,926,730)

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

During the three months ended January 31, 2010, we used $1.3 million in cash for operating activities. This use consists primarily of generating net income of $4.7 million exclusive of non cash expenses including depreciation and amortization of $1.4 million and lower of cost or market adjustments of $0.6 million offset by increasing inventory on hand by $4.2 million.

During the quarter ended January 31, 2009, we used $10.7 million in cash for operating activities. This use consists primarily of a net loss of $6.2 million, payments for corn under deferred payment agreements and payments under forward purchase contracts the losses on which had been accrued on October 31, 2008.

During the three months ended January 31, 2010, we used approximately $27,000 for investing activities to pay for capital expenditures. During the three months ended January 31, 2010, we used $1.1 million for financing activities consisting primarily of payments on long term debt.

During the three months ended January 31, 2009, we used $0.2 million for investing activities to pay for capital expenditures and intangibles. During the quarter ended January 31, 2009, we used $31,000 for financing activities consisting primarily of payment on long term debt of $1.0 million net of release of restricted cash and a draw on the line of credit of $1.0 million.

At January 31, 2010, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital.  At October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. Additionally, we do not expect to be in compliance with one or more covenants of the master loan agreement as of fiscal year end 2010 and the three months end January 31, 2011 unless amendments are issued. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $48.1 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of January 31, 2010 totaled approximately $66.9 million, including $48.1 million of long-term debt reclassified as current liabilities.

Our line of credit under the master loan agreement with AgStar was renewed in May 2009 at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  Effective December 8, 2009, the maturity date of the revolving line of credit was further extended to February 1, 2010.  As of January 31, 2010, we had drawn $5.0 million on the line of credit. We did not repay the revolving line of credit on February 1, 2010 pending further negotiations with AgStar for an extension of the maturity date.  As of February 1, 2010, AgStar added a 2.0% surcharge to the interest rate on the outstanding amount on this line of credit due to non-payment at maturity.

We are not currently in compliance with certain covenants of the master loan agreement and there is no assurance that we will be able to comply in the future with all covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement will be provided by AgStar.  Further, there can be no assurance that AgStar will not demand immediate repayment of all $58.5 million in indebtedness outstanding under the master loan agreement at January 31, 2010 or exercise any of its rights as a secured party with respect to the Company’s assets now or in the future should we fail to comply with any covenants in the future. We do not have adequate capital to repay all of the amounts that would become due if AgStar accelerates our obligations under the master loan agreement.  Further, we do not have adequate cash to repay the $5.0 million outstanding on the line of credit at January 31, 2010 if we were required to and we did not pay the outstanding amount when due on February 1, 2010.  We have requested an additional extension of the maturity date of this line of credit beyond February 1, 2010.  There can be no assurance that such an extension will be granted on terms advantageous to us, if at all.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar has consented to make advances in the past, our potential inability to borrow additional funds under the master loan agreement may result in a working capital shortfall.

The Company’s plan to address the expected shortfall of working capital is to conserve funds by utilizing and reducing corn inventory as well as reducing operating expenses through cost controls. The Company believes it has sufficient funding for its business in the short-term if it is not required to repay the outstanding indebtedness to AgStar or the outstanding indebtedness on the line of credit on an accelerated basis, based on converting and selling inventory, and reducing expenses. If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise subordinated debt, if available, raise additional equity, restructure or significantly curtail its operations, file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.  However, there can be no assurance, that we will not require additional financing in the future or that any additional financing will be available to us on satisfactory terms, if at all.

Outlook

Currently, ethanol prices are favorable. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices. However this has been mitigated by a large increase in crop size.  We expect the price of corn to remain at current price levels well into 2010.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s February 9, 2010 Feed Outlook Report, projects U.S. corn prices for the season average to be at $3.45 to $3.95 per bushel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks concerning our long-term debt, future prices of corn, coal, ethanol and distillers grains.  We consider market risk to be the impact of adverse changes in market prices on our results of operations.  In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors.   From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need. In addition, we have contracted for future physical delivery of corn. We are exposed to the full impact of market fluctuations associated with interest rates and commodity prices.

We are also subject to market risk on the selling prices of our distiller grains. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price.

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the first quarter of fiscal year 2010 ended January 31, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.76 to $2.17 per gallon; our average sales price was $1.84 per gallon.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.55 to a high of $4.26 per bushel; our average purchase price was $3.57 per bushel.

Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of January 31, 2010, we had $18.6 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $186,000.

Item 4T. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2009. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

HERON LAKE BIOENERGY, LLC

Date: March 17, 2010	/s/ Robert J. Ferguson
Robert J Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 17, 2010	/s/ Brett L. Frevert
Brett L Frevert
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)