Form 10-Q
period 2010-04-30
Heron Lake BioEnergy, LLC
filed 2010-06-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

As of June 14, 2010, there were 27,104,625 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2010	2009*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,908,945	$3,184,074
Restricted cash	361,027	340,644
Accounts receivable	4,796,739	4,439,701
Inventory	7,262,491	4,752,117
Prepaid expenses	325,350	210,136
Total current assets	14,654,552	12,926,672

Property and equipment
Land and improvements	12,574,760	12,574,760
Plant buildings and equipment	97,351,576	97,332,591
Vehicles and other equipment	620,788	604,783
Office buildings and equipment	618,968	618,437
	111,166,092	111,130,571
Less accumulated depreciation	(15,362,413)	(12,569,966)
	95,803,679	98,560,605

Other Assets
Restricted cash	558,907	718,790
Other intangibles	469,826	488,010
Debt service deposits and other	523,430	395,200
Total other assets	1,552,163	1,602,000

Total Assets	$112,010,394	$113,089,277

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2010	2009*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$6,750,000	$5,000,000
Current maturities of long-term debt	53,071,401	55,224,183
Accounts payable:
Trade accounts payable	1,694,247	2,466,040
Trade accounts payable — related party	584,128	714,115
Construction payable — related party	3,839,413	3,839,413
Accrued expenses	1,028,736	566,481
Accrued losses on forward contracts	121,197	1,249,495
Derivative instruments	1,335	—
Total current liabilities	67,090,457	69,059,727

Long-Term Debt, net of current maturities	4,540,642	4,775,804

Commitments and Contingencies

Members’ Equity, 27,104,625 Class A units issued and outstanding	40,379,295	39,253,746

Total Liabilities and Members’ Equity	$112,010,394	$113,089,277

See Notes to Condensed Consolidated Financial Statements

*                               Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,	Three Months Ended April 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$25,501,136	$21,493,104

Cost of Goods Sold
Cost of goods sold	24,842,423	21,241,824
Lower of cost or market adjustment`	156,300	1,448,381
Total Cost of Goods Sold	24,998,723	22,690,205

Gross Margin (Loss)	502,413	(1,197,101)

Selling, General, and Administrative Expenses	1,042,113	705,677

Operating Loss	(539,700)	(1,902,778)

Other Income (Expense)
Interest income	10,042	13,991
Interest expense	(1,165,426)	(905,485)
Other income, net	202,471	16,339
Total other expense, net	(952,913)	(875,155)

Net Loss	$(1,492,613)	$(2,777,933)

Net Loss Per Unit - Basic and Diluted	$(0.06)	$(0.10)

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Six Months Ended April 30,	Six Months Ended April 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$55,188,351	$39,588,470

Cost of Goods Sold
Cost of goods sold	49,345,327	41,119,676
Lower of cost or market adjustment	789,199	3,458,230
Total Cost of Goods Sold	50,134,526	44,577,906

Gross Margin (Loss)	5,053,825	(4,989,436)

Selling, General, and Administrative Expenses	2,053,687	1,736,337

Operating Income (Loss)	3,000,138	(6,725,773)

Other Income (Expense)
Interest income	24,296	51,872
Interest expense	(2,106,766)	(1,923,529)
Write off of loan costs	—	(444,985)
Other income, net	207,881	17,677
Total other expense, net	(1,874,589)	(2,298,965)

Net Income (Loss)	$1,125,549	$(9,024,738)

Net Income (Loss) Per Unit - Basic and Diluted	$0.04	$(0.33)

Weighted Average Units Outstanding - Basic and Diluted	27,104,625	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,	Six Months Ended April 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$1,125,549	$(9,024,738)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,810,631	2,796,132
Amortization of loan costs included with interest expense	—	22,143
Write-off of loan costs	—	444,985
Lower of cost or market adjustments	789,199	3,458,230
Change in fair value of derivative instruments	(23,737)	(93,873)
Change in operating assets and liabilities:
Restricted cash	(20,383)	770,726
Accounts receivable	(357,038)	766,817
Inventory	(2,577,561)	2,011,004
Derivative instruments	25,072	738,720
Prepaid expenses and other	(243,444)	(531,098)
Accounts payable	(901,781)	(4,074,250)
Accrued expenses	462,256	137,137
Accrued loss on forward contracts	(1,850,310)	(7,299,691)
Net cash used in operating activities	(761,547)	(9,877,756)

Investing Activities
Payments for intangibles	—	(59,835)
Capital expenditures	(35,521)	(258,901)
Net cash used in investing activities	(35,521)	(318,736)

Financing Activities
Proceeds from line of credit, net	1,750,000	2,000,000
Payments of long-term debt	(2,387,944)	(2,232,505)
Proceeds from issuance of long-term debt	—	1,011,486
Debt service deposits included with other assets	—	(30,350)
Release of restricted cash	159,883	228,344
Net cash provided by (used in) financing activities	(478,061)	976,975

Net decrease in cash and equivalents	(1,275,129)	(9,219,517)

Cash and Equivalents — Beginning of Period	3,184,074	11,355,075

Cash and Equivalents — End of Period	$1,908,945	$2,135,558

Supplemental Cash Flow Information
Total interest paid	$1,743,454	$1,849,256

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

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

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments (consisting of normal recurring accruals, with the exception of the adjustments to write-off deferred loan costs, reduce inventory and forward contacts to net realizable value and to reclassify certain debt as current) that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the analysis of impairment of long-lived assets, and valuation of forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at April 30, 2010 and October 31, 2009 was approximately $95.8 million and $98.5 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2010 and October 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

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

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at April 30, 2010	$57,612,043	$55,562,862
Long-term debt at October 31, 2009	$59,999,987	$60,228,760

Environmental Liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location.  Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability that could result from such events.  Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

2.            GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Significant volatility in the commodity markets caused margins in the ethanol industry to be negative during portions of fiscal year 2009 and 2010. The Company incurred a loss of approximately $1.5 million and generated cash of approximately $700,000 from operating activities during the three months ended April 30, 2010.  For the six months ended April 30, 2010, the Company had net income of approximately $1.1 million and used cash of approximately $762,000 for operating activities.  At April 30, 2010, as at January 31, 2010 and October 31, 2009, the Company was out of compliance with covenants of its master loan agreement with AgStar Financial Services, PCA (“AgStar”). In addition, the Company anticipates that one or more of the covenants will not be met as of October 31, 2010 and April 30, 2011 unless amended.  The Company previously reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

April 30, 2010 because of the actual and anticipated covenant defaults stated above.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at April 30, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During fiscal year 2009, AgStar waived the Company’s default of the working capital covenant of the master loan agreement for the periods ending January 31, 2009, April 30, 2009 and July 31, 2009.  However, AgStar has not waived the covenant defaults for the periods ending October 31, 2009 relating to minimum working capital, tangible net worth and the fixed charge ratio.  AgStar has also not waived the default of the minimum working capital covenant for the periods ending January 31, 2010 and April 30, 2010.  The Company is actively negotiating these waivers with AgStar.

Effective March 25, 2010, the Company and AgStar amended the master loan agreement as previously amended and supplemented, which resulted in an extension of the maturity date of the revolving line of credit to April 30, 2010.  The Company did not repay the $6.75 million outstanding on the revolving line of credit on the April 30, 2010 maturity date because of ongoing negotiations with AgStar regarding the renewal of the line of credit, which on May 27, 2010 resulted in a renewal of the line of credit as described below.  AgStar began accruing default interest at a 2.00% default rate effective February 1, 2010 on all of the Company’s loans with AgStar.

On May 27, 2010, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit.  Therefore, effective May 27, 2010, the Company entered into an Amendment No. 6 to the Fifth Supplement to its master loan agreement, as previously amended and supplemented, with AgStar.  Among other things, the effect of this amendment was to renew the Company’s revolving line of credit loan with a maturity date of June 30, 2010.

The Company believes it has sufficient capital resources through April 30, 2011 based upon its current cash reserves, inventory sales, projected commodity markets and the available borrowing under the master loan agreement, as well as the effect of expense reduction measures, provided that AgStar extends the maturity date of the revolving line of credit, does not exercise its right to accelerate the maturity of the long term debt, and the Company is not otherwise required to repay its indebtedness to AgStar under the master loan agreement on an accelerated basis. The Company’s expense reduction measures and cash conservation measures include utilizing and reducing corn inventory as well as reducing operating expenses through cost controls.  If the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through incurring subordinated debt or selling additional equity (although no assurance can be given that the Company will be able to raise capital on favorable terms, if at all), restructure or significantly curtail its operations, file for bankruptcy or cease operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2009. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

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

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2010	Level 1	Level 2	Level 3
Restricted cash – current	$361,027	$361,027	$—	$—

Restricted cash – long-term	$558,907	$558,907	$—	$—

Commodity derivative instruments	$(1,335)	$(1,335)	$—	$—

The fair value of the money market funds included in restricted cash and derivative instruments are based on quoted market prices in active markets.

5.              INVENTORY

Inventory consisted of the following at April 30, 2010 and October 31, 2009:

	April 30,	October 31,
	2010	2009 *
Raw materials	$3,892,852	$1,551,255
Work in process	710,130	776,801
Finished goods	1,415,605	800,915
Supplies	868,185	847,289
Other grains	375,719	775,857
Total	$7,262,491	$4,752,117

*    Derived from audited financial statements

The Company recorded losses of approximately $9,000 and $67,000 for the three and six months ended April 30, 2010, respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 10, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $396,000 and $283,000 based on market prices at April 30, 2010 and October 31, 2009, respectively, and is not included in the amounts above.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

6.              DERIVATIVE INSTRUMENTS

As of April 30, 2010, the Company has ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of April 30, 2010, the notional amount of the Company’s outstanding derivative instruments was approximately 870,000 gallons that were entered into to hedge forecasted ethanol sales through May 2010.

The following tables provide details regarding the Company’s fair value of the derivative instruments at April 30, 2010, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Ethanol contracts	Derivative instruments	$—	$1,335

In addition, as of April 30, 2010 the Company had approximately $18,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations location	2010	2009
Corn contracts	Cost of goods sold	$9,000	$647,000

Ethanol contracts	Revenues	(138,000)	—
Totals		$(129,000)	$647,000

	Statement of	Six-Months Ended April 30,
	Operations location	2010	2009
Corn contracts	Cost of goods sold	$9,000	$1,134,000

Ethanol contracts	Revenues	(138,000)	373,000
Totals		$(129,000)	$1,507,000

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

7.              LINE OF CREDIT

The Company has a line of credit with AgStar subject to certain borrowing base requirements.  The Company’s revolving line of credit loan is for a maximum commitment of $6,750,000 and had a maturity date of November 1, 2009.  Effective December 8, 2009, the Company and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to February 1, 2010.  Effective March 25, 2010, the Company and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to April 30, 2010.  As of the date of this filing, the Company has not repaid the revolving line of credit due on April 30, 2010.  On May 27, 2010, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit.  Therefore, effective May 27, 2010, the Company entered into an Amendment No. 6 to the Fifth Supplement to its master loan agreement, as previously amended and supplemented, with AgStar.  The effect of this amendment was to renew the Company’s revolving line of credit loan with a maturity date of June 30, 2010.  As of April 30, 2010 and January 31, 2010, the Company was not in compliance with the minimum working capital requirement of the master loan agreement.  As of October 31, 2009, the Company was not in compliance with the minimum working capital, minimum tangible net worth and minimum fixed charge ratio provisions of the master loan agreement.  The Company is actively negotiating waivers of the unwaived covenant defaults at October, 31, 2009, January 31, 2010, and April 30, 2010.  Interest accrues on borrowings at the greater of 6.0% or the one-month LIBOR plus 3.25%, which totaled 3.50% at April 30, 2010 and 3.49% at October 31, 2009.  AgStar began accruing default interest at a 2.00% default rate effective February 1, 2010 on all of the Company’s loans with AgStar.  The Company has a 0.25% commitment fee on the unused portion of the line of credit.   As of April 30, 2010 and October 31, 2009, the Company had drawn $6,750,000 and $5,000,000 on the line of credit respectively.

If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at April 30, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

8.              DEBT FINANCING

Debt financing consists of the following:

	April 30,	October 31,
	2010	2009*
Term note payable to lending institution, see terms below	$51,224,524	$53,381,697

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Assessments payable	3,665,849	3,677,128

Notes payable to electrical company	1,512,589	1,719,773

Equipment note	53,209	65,517

Total	57,612,043	59,999,987

Less amounts due on demand or within one year	53,071,401	55,224,183

Net long term debt	$4,540,642	$4,775,804

*    Derived from audited financial statements

As described in Note 2, the Company is currently not in compliance with certain covenants of the master loan agreement with AgStar and has reclassified the long-term portion of the debt with them to current.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

Term Note

The term note requires monthly payments of approximately $652,000 of principal and interest. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.50% and 3.49% at April 30, 2010 and October 31, 2009, respectively. In May 2008, the Company locked in an interest rate of 6.58% on $45,000,000 of the note for three years ending April 30, 2011. As described in Notes 2 and 7, as of April 30, 2010 and October 31, 2009, the Company was not in compliance with certain covenants of the master loan agreement and the Company does not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2010 and April 30, 2011.  Therefore, the term note and the revolving term note described below remain classified as current liabilities. The term note originally had a ten year amortization, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to AgStar until the Company meets a specified financial ratio. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. The owner of the general contractor, who is a member, has personally guaranteed up to $3,740,000 of the Company’s obligations under the master loan agreement.  If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit, the Company will not have adequate available cash to repay the amounts currently outstanding at April 30, 2010.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.  AgStar began accruing default interest at a 2.00% default rate effective February 1, 2010 on all of the Company’s loans with AgStar.

Revolving Term Note

The Company has a revolving term note with AgStar for up to $4,000,000 for cash and inventory management purposes. The maximum amount available under the revolving term note decreases $500,000 each year.  The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.50% and 3.49% at April 30, 2010 and October 31, 2009, respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note. As described above and in Notes 2 and 7, as of and for the period ending April 30, 2010, the Company was out of compliance with the working capital covenant of the master loan agreement and does not anticipate being in compliance as of and for the periods ending October 31, 2010 and April 30, 2011.  As such, amounts due under the revolving term note have been classified as current liabilities and while an event of default exists, the Company is not permitted to borrow additional funds under the revolving term note without AgStar’s consent.  AgStar began accruing default interest at a 2.00% default rate effective February 1, 2010 on all of the Company’s loans with AgStar.

Estimated maturities of long-term debt after reclassification to current at April 30, 2010 are as follows:

2010	$53,071,401
2011	711,554
2012	615,238
2013	366,229
2014	383,050
After 2014	2,464,571

Total long-term debt	$57,612,043

9.              MEMBERS’ EQUITY

The Company is authorized to issue 50,000,000 capital units, of which 35,000,000 have been designated Class A units and 15,000,000 have been designated as Class B units.  As of April 30, 2010 and October 31, 2009, the Company had outstanding 27,104,625 Class A and no Class B units.  Members of the Company are holders of units who have been admitted as members and who hold at least 2,500 units.  Any holder of units who is not a member will not have voting rights.  Transferees of units must be approved by our board of governors to become members.  Members are entitled to one vote for each unit held. Subject to the Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

10.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the six months ended April 30, 2010 and 2009 was approximately $895,000 and $484,000, respectively.

At April 30, 2010 the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2011	$1,681,960
2012	1,662,810
2013	1,590,475
2014	1,556,100
2015	849,475
Thereafter	1,940,400

Total lease commitments	$9,281,220

11.              COMMITMENTS AND CONTINGENCIES

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

April 30, 2010 (Unaudited)

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

The arbitration proceeding is in its early phase, and arbitrators have not yet been selected.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of April 30, 2010:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$66,575,619	$56,900,876	$5,561,387	$1,065,318	$3,048,038
Operating lease obligations	9,281,220	1,681,960	3,253,285	2,405,575	1,940,400
Purchase obligations (2)	14,702,115	8,989,859	5,712,256	—	—
Total contractual obligations	$90,558,954	$67,572,695	$14,526,928	$3,470,893	$4,988,438

(1)                                 Long-term debt obligations include estimated interest and interest on unused debt.

(2)                                 Purchase obligations primarily include forward contracts for corn and coal.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

April 30, 2010 (Unaudited)

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $3.7 million through October 2010, which represents approximately 11% of the Company’s anticipated corn purchases for the remainder of fiscal 2010.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $147,000 and $722,000 for the three and six months ended April 30, 2010, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

12.           RELATED PARTY TRANSACTIONS

During the three months ending April 30, 2010 and April 30, 2009, the Company purchased corn from members for approximately $9.2 million and $10.6 million, respectively.  The Company purchased corn from members of approximately $21.0 million and $24.8 million during the six months ended April 30, 2010 and April 30, 2009, respectively.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and six month periods ended April 30, 2010 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the six months ended April 30, 2010.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2009 and continuing into fiscal 2010, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   During the second quarter of fiscal year 2010 ended April 30, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.51 to $1.82 per gallon; our average sales price was $1.52 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.44 to a high of $3.91 per bushel; our average purchase price was $3.43 per bushel, with basis.

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

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2009. At April 30, 2010, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended April 30, 2010 and 2009

The following table shows summary information from our Statement of Operations for the three months ended April 30, 2010 and April 30, 2009.

	Three Months Ended April 30, 2010		Three Months Ended April 30, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$25,501,136	100.0	$21,493,104	100.0

Cost of Goods Sold
Cost of goods sold	24,842,423	97.4	21,241,824	99.6
Lower of cost or market adjustment	156,300	0.6	1,448,381	6.0
Total Cost of Goods Sold	24,998,723	98.0	22,690,205	105.6

Gross Profit (Loss)	502,413	2.0	(1,197,101)	(5.6)

Operating Expenses	1,042,113	4.1	705,677	3.3

Operating Income (Loss)	(539,700)	(2.1)	(1,902,778)	(8.9)

Other Expense, net	(952,913)	(3.8)	(875,155)	(4.0)

Net Income (Loss)	$(1,492,613)	(5.9)	$(2,777,933)	(12.9)

Revenues

Revenues, derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant, increased 19% for the quarter ended April 30, 2010 as compared to the quarter ended April 30, 2009. Net ethanol revenues during the quarter ended April 30, 2010, were approximately $21.1 million, representing 83% of our sales, compared to approximately $16.7 million during the quarter ended April 30, 2009, representing 78% of our sales. The increase in ethanol revenue was a result of an 8% increase in the average price per gallon of ethanol quarter to quarter, in conjunction with a 17% increase in the gallons of ethanol sold. The main contributing factor to the increase in gallons of ethanol sold is the correction of production difficulties experienced during the second quarter of fiscal 2009.  We had losses of approximately $138,000 related to ethanol derivatives for the quarter ended April 30, 2010. There were no ethanol derivative gains or losses during the quarter ended April 30, 2009.

Total sales of DGS during the quarter ended April 30, 2010 were approximately $3.4 million comprising 13% of our sales. DGS sales during the quarter ended April 30, 2009 were $3.8 million or 18% of sales. The average DGS price decreased 22% for the quarter ended April 30, 2010 as compared to the quarter ended April 30, 2009. DGS tonnage sales increased by 44% for the quarter ended April 30, 2010 as compared to the quarter ended April 30, 2009 due to an increase in modified DGS produced.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 98.0% and 105.6% for the three months ended April 30, 2010 and April 30, 2009, respectively. The per bushel cost of corn, including lower of cost or market adjustments, decreased approximately 7% in the quarter ended April 30, 2010 as compared to the quarter ended April 30, 2009. This decrease combined with the 8% increase in the per gallon sales price of ethanol caused the decrease in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $156,000 and $1,448,000 for the three months ended April 30, 2010 and 2009, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $9,000 and $647,000 for the quarters ended April 30, 2010, and 2009, which reduced cost of sales. Our gross profit margin for the three months ended April 30, 2010 increased to 2.0% from a loss of 5.6% for the three months ended April 30, 2009. We had a positive gross margin in the second quarter of fiscal 2010 as compared to a negative gross margin in the second quarter of fiscal 2009 due to the 8% increase in ethanol prices while the cost of corn, including lower of cost or market adjustments, decreased 7%.  For the same period, production increased 19% due to production problems in second quarter of fiscal 2009.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2010, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 4.1% of total revenues for the three months ended April 30, 2010 and 3.3% of total revenues for the three months ended April 30, 2009.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs incurred for environmental emissions testing done during the three months ended April 30, 2010.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up for the three months ended April 30, 2010 approximately 29% as compared to the three months ended April 30, 2009, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended April 30, 2010, debt balances were down approximately 2%.  However, balances on our line of credit increased from $2,000,000 at April 30, 2009 to $6,750,000 at April 30, 2010 with interest rates of 3.81% and 6.0%, respectively.  Balances on our line of credit have a minimum interest rate of 6% at April 30, 2010.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the three months ended April 30, 2010 that was not incurred for the three months ended April 30, 2009.

Results of Operations for the Six Months Ended April 30, 2010 and 2009

The following table shows summary information from our Statement of Operations for the six months ended April 30, 2010 and April 30, 2009.

	Six Months Ended April 30, 2010		Six Months Ended April 30, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$55,188,351	100.0	$39,588,470	100.0

Cost of Goods Sold
Cost of goods sold	49,345,327	89.4	41,119,676	104.3
Lower of cost or market adjustment	789,199	1.4	3,458,230	8.3
Total Cost of Goods Sold	50,134,526	90.8	44,577,906	112.6

Gross Profit (Loss)	5,053,825	9.2	(4,989,436)	(12.6)

Operating Expenses	2,053,687	3.7	1,736,337	4.3

Operating Income (Loss)	3,000,138	5.5	(6,725,773)	(16.9)

Other Expense, net	(1,874,589)	(3.4)	(2,298,965)	(5.9)

Net Income (Loss)	$1,125,549	2.1	$(9,024,738)	(22.8)

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant and increased 39% for the six months ended April 30, 2010 as compared to the six months ended April 30, 2009. Net ethanol revenues during the six months ended April 30, 2010, were approximately $45.1 million, representing 82% of our sales, compared to approximately $30.4 million during the six months ended April 30, 2009, representing 77% of our sales. The increase in ethanol revenue was a result of a 15% increase in the average price per gallon of ethanol period to period, in conjunction with a 27% increase in the gallons of ethanol sold. The main contributing factor to the increase in gallons of ethanol sold is the correction of production difficulties experienced during the first six months of fiscal 2009.  We had losses of approximately $138,000 and a gain of $373,000 related to ethanol derivatives for the six months ended April 30, 2010 and 2009, respectively.

Total sales of DGS during the six months ended April 30, 2010 were approximately $6.2 million comprising 11% of our sales.  DGS sales during the six months ended April 30, 2009 were $6.4 million or 16% of sales. The average DGS price decreased 21% for the six months ended April 30, 2010 as compared to the six months ended April 30, 2009. DGS tonnage sales increased by 52% for the six months ended April 30, 2010 as compared to the six months ended April 30, 2009 due to an increase in modified DGS produced.

Cost of Goods Sold

Our costs of goods sold includes, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); coal, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply.

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 90.8% and 112.6% for the six months ended April 30, 2010 and April 30, 2009, respectively. The per bushel cost of corn, including lower of cost or market adjustments, decreased approximately 15% in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009. This decrease combined with the 15% increase in the per gallon sales price of ethanol caused the decrease in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $789,000 and $3,458,000 for the six months ended April 30, 2010 and 2009, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $9,000 and $1,134,000 for the six months ended April 30, 2010, and 2009, which reduced cost of goods sold. Our gross profit margin for the six months ended April 30, 2010 increased to 9.2% from a loss of 12.6% for the six months ended April 30, 2009. We had a positive gross margin in the first two quarters of fiscal 2010 as compared to a negative gross margin in the first two quarters of fiscal 2009 due to the 15% increase in ethanol prices while the cost of corn, including lower of cost or market adjustments decreased 15%.  For the same period, production increased 29% due to fewer plant shutdowns related to production problems.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2010, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 3.7% of total revenues for the six months ended April 30, 2010 and 4.3% of total revenues for the six months ended April 30, 2009.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs incurred for environmental emissions testing done during the six months ended April 30, 2010.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up for the six months ended April 30, 2010 approximately 10% as compared to the six months ended April 30, 2009, is dependent on the balances outstanding and on interest rate fluctuations. For the six months ended April 30, 2010, debt balances were down approximately 4%.  However, balances on our line of credit increased from $2,000,000 at April 30, 2009 to $6,750,000 at April 30, 2010 with interest rates of 3.81% and 6.0%, respectively.  Balances on our line of credit have a minimum interest rate of 6% at April 30, 2010.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the three months ended April 30, 2010 that was not incurred for the three months ended April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $1.9 million, current assets of approximately $14.7 million and total assets of approximately $112.0 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand and historically we have also obtained liquidity through borrowing from AgStar Financials Services, PCA under a master loan agreement.  Under the master loan agreement with AgStar, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at April 30, 2010 consists of $51.2 million under the term note, $1.1 million under the revolving term note and $6.8 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and member distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  As of April 30, 2010, as at January 31, 2010, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital.  As of October 31, 2009, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.

As of the date of this filing, AgStar has not waived the April 30, 2010, January 31, 2010 or October 31, 2009 covenant violations. Our failure to maintain the required amount of working capital constitutes an event of default under the master loan agreement, entitling the lender to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $47.0 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of April 30, 2010 totaled approximately $67.1 million, including $47.0 million of long-term debt reclassified as current liabilities. We are currently negotiating with AgStar to forbear from exercising its rights as a secured lender relating to the current and future covenant violations through October 31, 2010.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the six months ended April 30, 2010 the Company drew $1.75 million on the line of credit described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six Months Ended April 30
	2010	2009
Net cash used in operating activities	$(761,547)	$(9,877,756)
Net cash used in investing activities	(35,521)	(318,736)
Net cash used in financing activities	(478,061)	976,975
Net decrease in cash and equivalents	$(1,275,129)	$(9,219,517)

During the six months ended April 30, 2010, we used $762,000 in cash for operating activities. This use consists primarily of generating net income of $1.1 million plus non-cash expenses including depreciation and amortization of $2.8 million and lower of cost or market adjustments of $0.8 million offset by increasing inventory on hand by $2.6 million and decreasing accrued loss on forward contracts by $1.8 million.

During the six months ended April 30, 2009, we used $9.9 million in cash for operating activities. This use consists primarily of a net loss of $9.0 million, payments for corn in accounts payable and payments under forward purchase contracts, which had losses that were accrued on October 31, 2008.

During the six months ended April 30, 2010, we used approximately $36,000 for investing activities to pay for capital expenditures. During the six months ended April 30, 2010, we used $0.5 million for financing activities consisting primarily of payments on long-term debt of $2.4 million and advances on the line of credit of $1.7 million.

During the six months ended April 30, 2009, we used $0.3 million for investing activities to pay for capital expenditures and intangibles. During the six months ended April 30, 2009, we had $1.0 million provided by financing activities consisting primarily of payment on long term debt of $1.1 million net of release of restricted cash, a draw on the line of credit of $2.0 million and issuance of long-term debt of $1.0 million.

Our line of credit under the master loan agreement with AgStar was renewed in May 2009 at a maximum commitment of $6,750,000 and a maturity date of November 1, 2009.  Effective December 8, 2009, the maturity date of the revolving line of credit was further extended to February 1, 2010.  Effective March 25, 2010, the maturity date of the revolving line of credit was further extended to April 30, 2010.   As of April 30, 2010, we had drawn $6.75 million on the line of credit. We did not repay the revolving line of credit on April 30, 2010 pending further negotiations with AgStar for an extension of the maturity date.  On May 27, 2010, AgStar renewed our revolving line of credit loan effective May 27, 2010 with a maturity date of June 30, 2010.  AgStar began accruing default interest at a 2.00% default rate effective February 1, 2010 on all of the Company’s loans with AgStar, which was $59.1 million at April 30, 2010.

We are not currently in compliance with certain covenants of the master loan agreement and there is no assurance that we will be able to comply in the future with all covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement will be provided by AgStar.  Further, there can be no assurance that AgStar will not demand immediate repayment of all $59.1 million in indebtedness outstanding under the master loan agreement at April 30, 2010 or exercise any of its rights as a secured party with respect to the Company’s assets now or in the future should we fail to comply with any covenants in the future. We do not have adequate capital to repay all of the amounts that would become due if AgStar accelerates our obligations under the master loan agreement.  Further, we may not have adequate cash to repay the $6.75 million outstanding on the line of credit at June 30, 2010.  There can be no assurance that such an extension will be granted on terms advantageous to us, if at all.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar has consented to make advances in the past, our potential inability to borrow additional funds under the master loan agreement may result in a working capital shortfall.

The Company’s plan to address the expected shortfall of working capital is to conserve funds by utilizing and reducing corn inventory as well as reducing operating expenses through cost controls. The Company believes it has sufficient funding for its business in the short-term if it is not required to repay the outstanding indebtedness to AgStar or the outstanding indebtedness on the line of credit on an accelerated basis, based on converting and selling inventory, and reducing expenses. If the current industry conditions continue and the Company is not able to maintain sufficient funding in the short-term, the Company may be forced to raise additional capital through incurring subordinated debt or selling additional equity (although no assurance can be given that the Company will be able to raise capital on favorable terms, if at all), restructure or significantly curtail its operations, file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.  We may require additional capital in the future, which may not be available to us on satisfactory terms, if at all.

Outlook

We anticipate that ethanol prices will recover somewhat during the remainder of fiscal year 2010 from the lower prices received during the six months ended April 30, 2010, based on recent prices quoted for ethanol futures on the Chicago Board of Trade, and as energy prices historically increase during the summer driving season. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  However this has been mitigated by a large increase in crop size.  We expect the price of corn to remain at current price levels well into 2010.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s May 13, 2010 Feed Outlook Report, projects U.S. corn prices for the season average to be at $3.20 to $3.80 per bushel.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the second quarter of fiscal year 2010 ended April 30, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.51 to $1.82 per gallon; our average sales price was $1.52 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.44 to a high of $3.91 per bushel; our average purchase price was $3.43 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of April 30, 2010, we had $20.0 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $200,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 13a-14 and 15d-14 of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2010	/s/ Robert J. Ferguson
Robert J Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2010	/s/ Brett L. Frevert
Brett L. Frevert
Interim Chief Financial Officer (Principal Accounting and Financial Officer)