Form 10-Q
period 2010-07-31
Heron Lake BioEnergy, LLC
filed 2010-08-25
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2010

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

As of August 25, 2010, there were 30,208,074 Class A units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$216,186	$3,184,074
Restricted cash	1,223,071	340,644
Accounts receivable	3,555,643	4,439,701
Inventory	6,829,440	4,752,117
Prepaid expenses	220,703	210,136
Total current assets	12,045,043	12,926,672

Property and equipment
Land and improvements	12,208,498	12,574,760
Plant buildings and equipment	94,472,336	97,332,591
Vehicles and other equipment	620,788	604,783
Office buildings and equipment	605,431	618,437
	107,907,053	111,130,571
Less accumulated depreciation	(16,749,456)	(12,569,966)
	91,157,597	98,560,605

Other Assets
Restricted cash	477,878	718,790
Other intangibles, net	460,735	488,010
Debt service deposits and other	559,952	395,200
Total other assets	1,498,565	1,602,000

Total Assets	$104,701,205	$113,089,277

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2010	2009*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$—	$5,000,000
Current maturities of long-term debt	51,964,589	55,224,183
Accounts payable:
Trade accounts payable	1,937,381	2,466,040
Trade accounts payable — related party	537,455	714,115
Construction payable — related party	—	3,839,413
Accrued expenses	882,871	566,481
Accrued losses on forward contracts	82,306	1,249,495
Derivative instruments	267,388	—
Total current liabilities	55,671,990	69,059,727

Long-Term Debt, net of current maturities	4,322,940	4,775,804

Commitments and Contingencies

Members’ Equity, 30,208,074 and 27,104,625 Class A units issued and outstanding at July 31, 2010 and October 31, 2009, respectively	44,706,275	39,253,746

Total Liabilities and Members’ Equity	$104,701,205	$113,089,277

See Notes to Condensed Consolidated Financial Statements

*     Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,	Three Months Ended July 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$23,621,607	$22,196,118

Cost of Goods Sold
Cost of goods sold	24,329,885	21,420,797
Lower of cost or market adjustment`	113,791	1,863,605
Total Cost of Goods Sold	24,443,676	23,284,402

Gross Loss	(822,069)	(1,088,284)

Selling, General, and Administrative Expenses	(842,953)	(1,632,166)

Settlement Income	2,600,000	—

Operating Income (Loss)	934,978	(2,720,450)

Other Income (Expense)
Interest income	9,805	13,606
Interest expense	(1,117,395)	(1,081,480)
Other income, net	(414)	3,177
Total other income (expense)	(1,108,004)	(1,064,697)

Net Loss	$(173,026)	$(3,785,147)

Net Loss Per Unit - Basic and Diluted	$(0.01)	$(0.14)

Weighted Average Units Outstanding - Basic and Diluted	28,116,619	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$78,809,958	$61,784,588

Cost of Goods Sold
Cost of goods sold	73,675,212	62,540,473
Lower of cost or market adjustment	902,990	5,321,835
Total Cost of Goods Sold	74,578,202	67,862,308

Gross Margin (Loss)	4,231,756	(6,077,720)

Selling, General, and Administrative Expenses	(2,896,640)	(3,368,503)

Settlement Income	2,600,000	—

Operating Income (Loss)	3,935,116	(9,446,223)

Other Income (Expense)
Interest income	34,101	65,478
Interest expense	(3,224,161)	(3,005,009)
Write-off of loan costs	—	(444,985)
Other income, net	207,467	20,854
Total other expense, net	(2,982,593)	(3,363,662)

Net Income (Loss)	$952,523	$(12,809,885)

Net Income (Loss) Per Unit - Basic and Diluted	$0.03	$(0.47)

Weighted Average Units Outstanding - Basic and Diluted	27,455,663	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$952,523	$(12,809,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,206,765	4,209,107
Amortization of loan costs included with interest expense	—	22,143
Write-off of loan costs	—	444,985
Lower of cost or market adjustments	902,990	5,321,835
Change in fair value of derivative instruments	216,291	—
Non-cash settlement income	(500,000)	—
Change in operating assets and liabilities:
Restricted cash	(882,427)	1,023,888
Accounts receivable	884,058	630,742
Inventory	(2,174,144)	1,840,272
Derivative instruments	51,097	750,172
Prepaid expenses and other	(175,319)	277,579
Accounts payable	(710,409)	(3,881,175)
Accrued expenses	316,391	(14,901)
Accrued loss on forward contracts	(1,973,358)	(9,544,935)
Net cash provided (used in) operating activities	1,114,458	(11,730,173)

Investing Activities
Payments for intangibles	—	(59,835)
Capital expenditures	(110,801)	(265,821)
Net cash used in investing activities	(110,801)	(325,656)

Financing Activities
Proceeds (payments) from line of credit, net	(5,000,000)	5,000,000
Payments of long-term debt	(3,712,458)	(3,528,019)
Proceeds from issuance of long-term debt	—	11,486
Debt service deposits included with other assets	—	(30,350)
Release of restricted cash	240,912	305,118
Member contributions	4,500,001	—
Net cash provided by (used in) financing activities	(3,971,545)	1,758,235

Net decrease in cash and equivalents	(2,967,888)	(10,297,594)

Cash and Equivalents — Beginning of Period	3,184,074	11,355,075

Cash and Equivalents — End of Period	$216,186	$1,057,481
Supplemental Cash Flow Information
Total interest paid	$2,800,734	$2,989,903
Supplemental Disclosure of Noncash Investing and Financing Activities
Fagen Settlement — Release of retainage	$3,834,319	$—
Fair value of equipment received as part of settlement income	$500,000	$—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at July 31, 2010 and October 31, 2009 was approximately $91.2 million and $98.5 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at July 31, 2010 and October 31, 2009; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

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

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at July 31, 2010	$56,287,529	$54,180,590
Long-term debt at October 31, 2009	$59,999,987	$60,228,760

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

2.            GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As a result of our financial performance, the Company violated certain financial covenants under its master loan agreement with AgStar Financial Services, PCA (“AgStar”) at the end of each quarter from January 31, 2009 to April 30, 2010.  However, the Company was in compliance with covenants of its master loan agreement with AgStar at July 31, 2010.  Additionally, the Company and AgStar entered into a forbearance agreement dated July 2, 2010 by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

While the Company was in compliance with the covenants of the master loan agreement at July 31, 2010, the Company anticipates that one or more of the covenants will not be met at October 31, 2010 and July 31, 2011, without an amendment to the covenants, improved financial performance, or the addition of significant working capital to the Company.

The Company previously reclassified the long-term debt related to the master loan agreement to current liabilities because of the non-compliance with covenants during prior quarters as explained above. That reclassification remains as of July 31, 2010 because of the anticipated covenant defaults stated above.

In addition to uncertainties resulting to the Company’s ability to comply with the covenants of the Company’s master loan agreement in the future and the maturity of the Company’s revolving line of credit note on December 31, 2010, there are material uncertainties relating to the Company’s business and operations.  Among these uncertainties are the volatility in the ethanol and corn markets, the scheduled expiration of the Volumetric Ethanol Excise Tax Credit (commonly called the “blender’s credit”) on December 31, 2010 or other changes in government policies or programs that support the ethanol industry, the Company’s history of negative margins and the substantial challenge of maintaining positive margins in the future, the Company’s need for additional capital to meet financial covenants and the difficulty in raising any additional capital given our industry and the current economy, and ongoing expenses relating to the Company’s efforts to address issues relating to the Company’s air emissions, including anticipated reductions in production and plant shut downs during the remediation process.

The challenges of our business and operations that include financial risk management and realizing positive margins, our non-compliance with covenants in the prior quarters and anticipated non-compliance in future quarters, and our need for additional capital to avoid covenant defaults and to fund our ongoing operations, are factors that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes it has sufficient capital resources through July 31, 2011 based upon its current cash reserves, inventory sales, projected commodity markets and the available borrowing under the master loan agreement.  However, the Company will pursue additional capital to help fund ongoing operations and to meet its financial covenants, and will seek additional capital from selling additional equity to existing or new investors, or incurring additional debt.  There can be no assurance that the Company will be able to raise this capital on favorable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company not receive the additional capital and be forced to significantly curtail operations, file for bankruptcy or reorganization, or cease operations.

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

July 31, 2010 (Unaudited)

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

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of July 31, 2010	Fair Value Measurement Using
		Level 1	Level 2	Level 3
Restricted cash – current	$1,223,071	$1,223,071	$—	$—

Restricted cash – long-term	$477,878	$477,878	$—	$—

Commodity derivative instruments	$(267,388)	$(267,388)	$—	$—

The fair value of the money market funds included in restricted cash and derivative instruments are based on quoted market prices in active markets.

5.              INVENTORY

Inventory consisted of the following at July 31, 2010 and October 31, 2009:

	July 31,	October 31,
	2010	2009 *
Raw materials	$3,942,558	$1,551,255
Work in process	736,315	776,801
Finished goods	1,082,529	800,915
Supplies	834,149	847,289
Other grains	233,889	775,857
Total	$6,829,440	$4,752,117

*    Derived from audited financial statements

The Company recorded losses of approximately $30,000 and $97,000 for the three and nine months ended July 31, 2010, respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 11, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $165,000 and $283,000 based on market prices at July 31, 2010 and October 31, 2009, respectively, and is not included in the amounts above.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

6.              DERIVATIVE INSTRUMENTS

As of July 31, 2010, the Company has ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of July 31, 2010, the notional amount of the Company’s outstanding derivative instruments was approximately 2,650,000 bushels that were entered into to hedge forecasted corn purchases through December 2010.

The following tables provide details regarding the Company’s fair value of the derivative instruments at July 31, 2010, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Derivative instruments	$—	$267,388

In addition, as of July 31, 2010 the Company had approximately $479,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations location	2010	2009
Corn contracts	Cost of goods sold	$50,000	$122,000

Ethanol contracts	Revenues	11,000	—
Totals		$61,000	$122,000

	Statement of	Nine-Months Ended July 31,
	Operations location	2010	2009
Corn contracts	Cost of goods sold	$59,000	$1,208,000

Ethanol contracts	Revenues	(127,000)	373,000
Totals		$(68,000)	$1,581,000

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

7.              LINE OF CREDIT

The Company has a line of credit with AgStar subject to certain borrowing base requirements.  The Company’s revolving line of credit loan is for a maximum commitment of $6,750,000 and had a maturity date of November 1, 2009.  Effective December 8, 2009, the Company and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to February 1, 2010.  Effective March 25, 2010, the Company and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to April 30, 2010.  Effective May 27, 2010, the Company and AgStar agreed upon an amendment that further extended the maturity date of the revolving line of credit to June 30, 2010.  On July 2, 2010, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit.  Therefore, effective July 2, 2010, the Company entered into an Amended and Restated Fifth Supplement to its master loan agreement with AgStar.  The effect of this amendment was to renew the Company’s revolving line of credit loan with a maturity date of December 31, 2010.  As of April 30, 2010 and January 31, 2010, the Company was not in compliance with the minimum working capital requirement of the master loan agreement.  As of October 31, 2009, the Company was not in compliance with the minimum working capital, minimum tangible net worth and minimum fixed charge ratio provisions of the master loan agreement.  However, the Company was in compliance with covenants of its master loan agreement with AgStar at July 31, 2010.  Additionally, the Company and AgStar entered into a forbearance agreement dated July 2, 2010 by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  Interest accrues on borrowings at the greater of 6.0% or the one-month LIBOR plus 3.25%, which totaled 3.58% at July 31, 2010 and 3.49% at October 31, 2009.  From February 1, 2010 through July 2, 2010, AgStar charged default interest at a 2.00% default rate on all of the Company’s loans with AgStar.  The Company has a 0.25% commitment fee on the unused portion of the line of credit.  There was no balance outstanding on the line of credit at July 31, 2010.  As of October 31, 2009, the Company had drawn $5,000,000 on the line of credit.

8.              DEBT FINANCING

Debt financing consists of the following:

	July 31,	October 31,
	2010	2009*
Term note payable to lending institution, see terms below	$50,108,818	$53,381,697

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Assessments payable	3,567,413	3,677,128

Notes payable to electrical company	1,408,519	1,719,773

Equipment note	46,907	65,517

Total	56,287,529	59,999,987

Less amounts due on demand or within one year	51,964,589	55,224,183

Net long term debt	$4,322,940	$4,775,804

*    Derived from audited financial statements

As described in Note 2, the Company anticipates it will not be in compliance with certain covenants of the master loan agreement as of October 31, 2010 and July 31, 2011 with AgStar and has reclassified the long-term portion of the debt with them to current.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

Term Note

The Company is required to make equal monthly payments of principal and interest of approximately $652,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2,000,000 per year to AgStar until the Company meets a specified financial ratio. Interest accrues at the one-month LIBOR plus 3.25%, which totaled 3.58% and 3.49% at July 31, 2010 and October 31, 2009, respectively. In May 2008, the Company locked in an interest rate of 6.58% on $45,000,000 of the note for three years ending July 31, 2011.  As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets.

As described in Notes 2 and 7, at October 31, 2009, the Company was not in compliance with certain covenants of the master loan agreement and the Company does not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2010 and July 31, 2011.  Therefore, the term note and the revolving term note described below remain classified as current liabilities. The Company and AgStar entered into a forbearance agreement dated July 2, 2010 by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  From February 1, 2010 through July 2, 2010, AgStar charged default interest at a 2.00% default rate on all of the Company’s loans with AgStar.  As part of the forbearance agreement, AgStar approved the deferral of the default interest accrued prior to July 2, 2010 to the end of the forbearance period, and reduction of the accumulated deferred default interest by 50% if the Company complies with all loan covenants and payment obligations under the loan documents with AgStar.

Revolving Term Note

The Company has a revolving term note with AgStar for up to $4,000,000 for cash and inventory management purposes. The maximum amount available under the revolving term note decreases $500,000 each year.  Under the forbearance agreement the Company may only make advances for a certain project up to approximately $2.0 million.  The Company pays interest on principal advances monthly at the one-month LIBOR rate plus 3.25%, which totaled 3.58% and 3.49% at July 31, 2010 and October 31, 2009, respectively. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note.  The maturity date of this note is October 2012.  As described above and in Notes 2 and 7, at October 31, 2009, the Company was out of compliance with the working capital covenant of the master loan agreement and does not anticipate being in compliance as of and for the periods ending October 31, 2010 and July 31, 2011.  As such, amounts due under the revolving term note have been classified as current liabilities.  From February 1, 2010 through July 2, 2010, AgStar charged default interest at a 2.00% default rate on all of the Company’s loans with AgStar.  As part of the forbearance agreement, AgStar approved the deferral of the default interest accrued prior to July 2, 2010 to the end of the forbearance period, and reduction of the accumulated deferred default interest by 50% if the Company complies with all loan covenants and payment obligations under the loan documents with AgStar.

Estimated maturities of long-term debt after reclassification to current at July 31, 2010 are as follows:

2010	$51,964,589
2011	713,818
2012	535,492
2013	374,958
2014	392,357
After 2014	2,306,315

Total long-term debt	$56,287,529

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

9.             MEMBERS’ EQUITY

The Company is authorized to issue 50,000,000 capital units, of which 35,000,000 have been designated Class A units and 15,000,000 have been designated as Class B units.  As of July 31, 2010 and October 31, 2009, the Company had outstanding 30,208,074 and 27,104,625 Class A units, respectively and no Class B units.  Members of the Company are holders of units who have been admitted as members and who hold at least 2,500 units.  Any holder of units who is not a member will not have voting rights.  Transferees of units must be approved by our board of governors to become members.  Members are entitled to one vote for each unit held. Subject to the Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

In July 2010, the Company sold to Project Viking, L.L.C. (“Project Viking”), a related party, 3,103,449 of its Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million as described in Notes 11 and 12.

In August 2010, the company approved an offering of up to 4,700,000 of its Class A units (the “Units”) at a price of $1.45 per Unit to existing eligible unit holders and additional eligible accredited investors for a maximum offering of approximately $6.8 million.  Existing eligible HLBE unit holders will have the first right to purchase Units before any new eligible investors may purchase Units in the offering, subject to the terms and conditions of the offering and the subscription procedures established therefore.  The offering will be limited to Minnesota residents only.

10.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the nine months ended July 31, 2010 and 2009 was approximately $1.4 million and $718,000, respectively.

At July 31, 2010 the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2011	$1,665,960
2012	1,655,970
2013	1,569,850
2014	1,392,850
2015	831,600
Thereafter	1,732,500

Total lease commitments	$8,848,730

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

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

Fagen Design-Build Dispute and Settlement

On September 28, 2005, the Company executed a Design-Build Agreement with Fagen, Inc. (“Fagen”) by which Fagen agreed to design and build a 50 million gallon per year coal-fired ethanol plant in Heron Lake, Minnesota, for a contract price of approximately $76,000,000.  On September 18, 2009, the Company served and filed on Fagen a demand for arbitration and request for mediation relating to the Design-Build Agreement and the air emissions warranties under the Design-Build Agreement.  In the demand for arbitration, the Company alleged various breaches of the Design-Build Agreement, negligence and negligent misrepresentation by Fagen. On January 4, 2010, Fagen requested to join ICM, Inc. (“ICM”) as a party to the arbitration action and on January 27, 2010, ICM, Inc. agreed to be joined.

On July 2, 2010, the Company, Fagen and ICM entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) relating to the arbitration commenced by the Company in September 2009.  Although ICM joined in the arbitration action, no claims against ICM, or answers, defenses, counterclaims or cross-claims by ICM, had been filed as of the date the Settlement Agreement was entered into.  Under the terms of the Settlement Agreement, Fagen made a one-time cash payment to the Company, and released its claims to other amounts it claimed were owed by the Company under the Design-Build Agreement.  In the Settlement Agreement, each party provided the other with full releases of all claims in the arbitration, relating to the Company’s ethanol plant, or relating to the Design-Build Agreement, except for certain claims arising under the ICM license agreement, which license agreement continues in full force and effect following the Settlement Agreement.  The effective date of the Settlement Agreement was July 2, 2010.

In furtherance of the Settlement Agreement, the Company, Fagen and ICM stipulated to the dismissal of the arbitration, along with their respective asserted and unasserted claims, with prejudice. The American Arbitration Association acknowledged the stipulation of dismissal with prejudice on July 27, 2010.

From the settlement, the Company recorded $2.6 million of settlement income from cash and noncash proceeds.  Also, the construction payable of approximately $3.8 million was extinguished, reducing current liabilities and fixed assets.  In connection with the settlement and with the Company’s forbearance agreement with AgStar, the Company sold Class A units as described in Notes 9 and 12.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

July 31, 2010 (Unaudited)

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of July 31, 2010:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$63,810,815	$55,055,969	$4,811,792	$1,102,095	$2,840,959
Operating lease obligations	8,848,730	1,665,960	3,225,820	2,224,450	1,732,500
Purchase obligations (2)	18,818,042	14,418,662	4,399,380	—	—
Total contractual obligations	$91,477,587	$71,140,591	$12,436,992	$3,326,545	$4,573,459

(1)   Long-term debt obligations include estimated interest and interest on unused debt.

(2)   Purchase obligations primarily include forward contracts for corn and coal.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $8.9 million through October 2010, which represents approximately 51% of the Company’s anticipated corn purchases for the remainder of fiscal 2010.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $84,000 and $806,000 for the three and nine months ended July 31, 2010, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

12.           RELATED PARTY TRANSACTIONS

During the three months ending July 31, 2010 and July 31, 2009, the Company purchased corn from members for approximately $8.6 million and $12.2 million, respectively.  The Company purchased corn from members of approximately $29.6 million and $37.0 million during the nine months ended July 31, 2010 and July 31, 2009, respectively.

Further, effective July 2, 2010, the Company sold to Project Viking, L.L.C. (“Project Viking”) 3,103,449 of its units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million. All proceeds from the sale of the units to Project Viking were used to reduce the principal balance of the Company’s revolving line of credit note with AgStar Financial Services, PCA (“AgStar”).  Following the purchase of units, Project Viking is a holder of 29.8% of the 30,208,074 units issued and outstanding at July 31, 2010.

Please refer to the section titled “Legal Proceedings” in Note 11 for information on the settlement of the arbitration proceedings between the Company and Fagen, Inc., a related party. In addition, one of the conditions to the effectiveness of the Settlement Agreement described in Note 11 was the release of Roland J. Fagen by AgStar from his obligations under his personal guaranty of $3.74 million of the Company’s indebtedness to AgStar under the Company’s master loan agreement.  The effective date of the release of Mr. Fagen’s personal guaranty was July 2, 2010.

13.                  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 25, 2010 the date which the financial statements were available to be issued.

On August 11, 2010, the Company borrowed $1 million from its line of credit with AgStar.  The Company has repaid a portion of this amount as of the date of the filing of this Quarterly Report on Form 10-Q.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and nine month periods ended July 31, 2010 and 2009. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2010.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2009 and continuing into fiscal 2010, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   During the third quarter of fiscal year 2010 ended July 31, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.47 to $1.65 per gallon; our average sales price was $1.50 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.25 to a high of $3.97 per bushel; our average purchase price was $3.37 per bushel, with basis.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” of our Annual Report on Form 10-K for the year ended October 31, 2009 and “Part II, Item 1A Risk Factors” of this Form 10-Q.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2009. At July 31, 2010, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended July 31, 2010 and 2009

The following table shows summary information from our Statement of Operations for the three months ended July 31, 2010 and July 31, 2009.

	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$23,621,607	100.0	$21,196,118	100.0

Cost of Goods Sold
Cost of goods sold	24,329,885	103.0	21,420,797	96.5
Lower of cost or market adjustment	113,791	0.5	1,863,605	8.4
Total Cost of Goods Sold	24,443,676	103.5	23,284,402	104.9

Gross Loss	(822,069)	(3.5)	(1,088,284)	(4.9)

Operating Expenses	(842,953)	(3.5)	(1,632,166)	(7.3)

Settlement Income	2,600,000	11.0	—	0.0

Operating Income (Loss)	934,978	4.0	(2,720,450)	(12.2)

Other Income (Expense), net	(1,108,004)	(4.7)	(1,064,697)	(4.8)

Net Loss	$(173,026)	(0.7)	$(3,785,147)	(17.0)

Revenues

Revenues, derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant, increased 11% for the quarter ended July 31, 2010 as compared to the quarter ended July 31, 2009. Net ethanol revenues during the quarter ended July 31, 2010, were approximately $19.8 million, representing 84% of our sales, compared to approximately $17.9 million during the quarter ended July 31, 2009, representing 85% of our sales. The increase in ethanol revenue was a result of a 16% increase in the gallons of ethanol sold partially offset by a 4% decrease in the average price per gallon of ethanol in the quarter ended July 31, 2010 as compared to the quarter ended July 31, 2009. The main contributing factor to the increase in gallons of ethanol sold is the correction in the first quarter of fiscal 2010 of production difficulties experienced during the third quarter of fiscal 2009.  We had revenue gains of approximately $11,000 related to ethanol derivatives for the quarter ended July 31, 2010. There were no ethanol derivative gains or losses during the quarter ended July 31, 2009.

Total sales of DGS during the quarter ended July 31, 2010 were approximately $2.9 million comprising 12% of our revenues. DGS sales during the quarter ended July 31, 2009 were $3.3 million or 15% of revenues. The average DGS price decreased 49% for the quarter ended July 31, 2010 as compared to the quarter ended July 31, 2009. DGS tonnage sales increased by 35% for the quarter ended July 31, 2010 as compared to the quarter ended July 31, 2009.  The increased weight and decreased price is due to an increase in modified DGS sold.  For the three months ended June 30, 2009, approximately 1% of our DGS sales were from modified DGS.  For the three months ended June 30, 2010, 12% of our DGS sales were attributable to modified DGS.  The decrease in DGS as a percentage of revenues for the quarter ended July 31, 2010 as compared to July 31, 2009 is due to both lower revenue from DGS sales and higher revenue from ethanol sales for the quarter ended July 31, 2010.  The remaining percent of revenues is made up of incidental other sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 103.5% and 104.9% for the three months ended July 31, 2010 and July 31, 2009, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  decreased approximately 12% in the quarter ended July 31, 2010 as compared to the quarter ended July 31, 2009. This decrease combined with the 4% decrease in the per gallon sales price of ethanol caused the decrease in the cost of goods sold as a percent of revenues. Cost of goods sold includes lower of cost or market adjustments of approximately $114,000 and $1,864,000 for the three months ended July 31, 2010 and 2009, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $50,000 and $122,000 for the quarters ended July 31, 2010, and 2009, which reduced cost of sales. Our gross profit margin for the three months ended July 31, 2010 improved to a loss of 3.5% from a loss of 4.9% for the three months ended July 31, 2009. We had an increased gross margin in the third quarter of fiscal 2010 as compared to third quarter of fiscal 2009 due to the 4% decrease in ethanol prices while the cost of corn, including lower of cost or market adjustments,  decreased 6%.  For the same period, production increased 12% due to production problems in third quarter of fiscal 2009 that we did not experience in the third quarter of fiscal 2010.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At July 31, 2010, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 3.5% of total revenues for the three months ended July 31, 2010 and 7.3% of total revenues for the three months ended July 31, 2009.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs of approximately $800,000 incurred for environmental emissions testing done and unusual boiler repairs during the quarter ended July 31, 2009.

From the settlement on July 2, 2010 of its arbitration proceeding involving Fagen, Inc., the Company recorded $2.6 million of settlement income from cash and noncash proceeds, which was recorded separately as Settlement Income.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up for the three months ended July 31, 2010 approximately 3% as compared to the three months ended July 31, 2009, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended July 31, 2010, debt balances were down approximately 9% as compared to the three months ended July 31, 2009.  Balances on our line of credit decreased from $5,000,000 at July 31, 2009 to no balance outstanding at July 31, 2010.  However, balances on our line of credit had a minimum interest rate of 6% during the three months ended July 31, 2010.  There was no minimum interest during the three months ended July 31, 2009.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 through July 2, 2010 which added additional expense for the three months ended July 31, 2010 that was not incurred for the three months ended July 31, 2009.

Results of Operations for the Nine Months Ended July 31, 2010 and 2009

The following table shows summary information from our Statement of Operations for the nine months ended July 31, 2010 and July 31, 2009.

	Nine Months Ended July 31, 2010		Nine Months Ended July 31, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$78,809,958	100.0	$61,784,588	100.0

Cost of Goods Sold
Cost of goods sold	73,675,212	93.5	62,540,473	101.2
Lower of cost or market adjustment	902,990	1.1	5,321,835	8.6
Total Cost of Goods Sold	74,578,202	94.6	67,862,308	109.8

Gross Profit (Loss)	4,231,756	5.4	(6,077,720)	(9.8)

Operating Expenses	(2,896,640)	(3.7)	(3,368,503)	(5.5)

Settlement Income	2,600,000	3.3	—	0.0

Operating Income (Loss)	3,935,116	5.0	(9,446,223)	(15.3)

Other Expense, net	(2,982,593)	(3.8)	(3,363,662)	(5.4)

Net Income (Loss)	$952,523	1.2	$(12,809,885)	(20.7)

Revenues

Revenues are derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant and increased 28% for the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009. Net ethanol revenues during the nine months ended July 31, 2010, were approximately $64.9 million, representing 82% of our revenues, compared to approximately $48.3 million during the nine months ended July 31, 2009, representing 78% of our revenues. The increase in ethanol revenue was a result of a 9% increase in the average price per gallon of ethanol period to period, in conjunction with a 23% increase in the gallons of ethanol sold. The main contributing factor to the increase in gallons of ethanol sold is the correction in the first quarter of fiscal 2010 of production difficulties experienced during the first nine months of fiscal 2009.  We had losses of approximately $127,000 and a gain of $373,000 related to ethanol derivatives for the nine months ended July 31, 2010 and 2009, respectively.

Total sales of DGS during the nine months ended July 31, 2010 were approximately $9.1 million comprising 12% of our revenues. DGS sales during the nine months ended July 31, 2009 were $9.7 million or 16% of revenues. The average DGS price decreased 56% for the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009. DGS tonnage sales increased by 46% for the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009.  The increase in tonnage and decrease in price are due to an increase in modified DGS sold.  For the nine months ended June 30, 2009, sales related to modified DGS were approximately 2% of total DGS sales compared to approximately 13% for the nine months ended June 30, 2010.  The remaining percent of revenues is made up of incidental other sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 94.6% and 109.8% for the nine months ended July 31, 2010 and July 31, 2009, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  decreased approximately 18% in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009. This decrease, combined with the 9% increase in the per gallon sales price of ethanol, caused the decrease in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $903,000 and $5,322,000 for the nine months ended July 31, 2010 and 2009, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $59,000 and $1,208,000 for the nine months ended July 31, 2010, and 2009, which reduced cost of goods sold. Our gross profit margin for the nine months ended July 31, 2010 increased to 5.4% from a loss of 9.8% for the nine months ended July 31, 2009.  This improvement is primarily due to our positive gross margin in the first two quarters of fiscal 2010 as compared to a negative gross margin in the first two quarters of fiscal 2009 due to the 9% increase in ethanol prices while the cost of corn, including lower of cost or market adjustments decreased 15%.  For the same period, production also increased 23% due to fewer plant shutdowns related to production problems.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. At July 31, 2010, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 3.7% of total revenues for the nine months ended July 31, 2010 and 5.5% of total revenues for the nine months ended July 31, 2009.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs of approximately $800,000 incurred for environmental emissions testing done and unusual boiler repairs during the nine months ended July 31, 2009.

From the settlement on July 2, 2010 of its arbitration proceeding involving Fagen, Inc., the Company recorded $2.6 million of settlement income from cash and noncash proceeds, which was recorded separately as Settlement Income.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up for the nine months ended July 31, 2010 approximately 7% as compared to the nine months ended July 31, 2009, is dependent on the balances outstanding and on interest rate fluctuations. For the nine months ended July 31, 2010, debt balances were down approximately 8%.  Balances on our line of credit decreased from $5,000,000 at July 31, 2009 to no balance outstanding at July 31, 2010.  However, balances on our line of credit had a minimum interest rate of 6% during the nine months ended July 31, 2010.  There was no minimum interest rate during the nine months ended July 31, 2009.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 through July 2, 2010 which added additional expense for the nine months ended July 31, 2010 that was not incurred for the nine months ended July 31, 2009.

Liquidity and Capital Resources

As of July 31, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $216,000, current assets of approximately $12.0 million and total assets of approximately $104.7 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand and historically we have also obtained liquidity through borrowing from AgStar Financials Services, PCA under a master loan agreement.  Under the master loan agreement with AgStar, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at July 31, 2010 consists of $50.1 million under the term note and $1.1 million under the revolving term note.  No amounts were outstanding on the line of credit at July 31, 2010.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and member distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

As a result of our financial performance, we violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to April 30, 2010.  However, we were in compliance with covenants of our master loan agreement with AgStar at July 31, 2010.  Additionally, we and AgStar entered into a forbearance agreement dated July 2, 2010 by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  Furthermore, AgStar renewed our revolving line of credit loan effective July 2, 2010 with a maturity date of December 31, 2010 in an aggregate principal amount outstanding at any one time not to exceed $6,750,000.  Interest accrues on borrowings at the greater of 6.0% or the one-month LIBOR plus 3.25%.

We do not expect to be in compliance with one or more covenants of the master loan agreement as of October 31, 2010 and July 31, 2011, without an amendment to the covenants, improved financial performance, or the addition of significant working capital to the Company. Therefore, we have classified $45.7 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of July 31, 2010 totaled approximately $55.3 million, including $45.7 million of long-term debt reclassified as current liabilities.

In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45.0 million of the term note, for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to the variable rate based on the one-month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $652,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2.0 million per year to AgStar until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. From February 1, 2010 through July 2, 2010, AgStar accrued default interest at a 2.00% default rate on all of the Company’s loans with AgStar, which was $51.3 million at July 31, 2010.  As part of the forbearance agreement, AgStar approved the deferral of the default interest accrued prior to July 2, 2010 to the end of the forbearance period, and reduction of the accumulated deferred default interest by 50% if the Company complies with all loan covenants and payment obligations under the loan documents with AgStar.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the nine months ended July 31, 2010 the Company paid $5.0 million on the line of credit described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Nine Months Ended July 31
	2010	2009
Net cash used in operating activities	$1,114,458	$(11,730,173)
Net cash used in investing activities	(110,801)	(325,656)
Net cash used in financing activities	(3,971,545)	1,758,235
Net decrease in cash and equivalents	$(2,967,888)	$(10,297,594)

During the nine months ended July 31, 2010, we provided $1.1 million in cash from operating activities. This consists primarily of generating net income of $953,000 plus non-cash expenses including depreciation and amortization of $4.2 million and lower of cost or market adjustments of $0.9 million offset by increasing inventory on hand by $2.2 million and decreasing accrued loss on forward contracts by $2.0 million.

During the nine months ended July 31, 2009, we used $11.7 million in cash for operating activities. This use consists primarily of a net loss of $12.8 million, payments for corn in accounts payable and payments under forward purchase contracts, which had losses that were accrued on October 31, 2008.

During the nine months ended July 31, 2010, we used approximately $111,000 for investing activities to pay for capital expenditures. During the nine months ended July 31, 2010, we used $4.0 million for financing activities consisting primarily of payments on long-term debt of $3.7 million, payments on the line of credit of $5.0 million and proceeds from the sale of the Company’s units of $4.5 million.

During the nine months ended July 31, 2009, we used $0.3 million for investing activities to pay for capital expenditures and intangibles. During the nine months ended July 31, 2009, we had $1.8 million provided by financing activities consisting primarily of payment on long term debt of $3.2 million, net of release of restricted cash and a draw on the line of credit of $5.0 million.

The Company believes it has sufficient capital resources through July 31, 2011 based upon its current cash reserves, inventory sales, projected commodity markets and the available borrowing under the master loan agreement.  However, the Company will pursue additional capital to help fund ongoing operations and to meet its financial covenants, and will seek additional capital from selling additional equity to existing or new investors, or incurring additional debt.  There can be no assurance that the Company will be able to raise this capital on favorable terms, if at all.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should the Company not receive the additional capital.  If we are unable to obtain sufficient capital, we may further curtail our capital expenditures, further reduce our expenses, or suspend or discontinue our operations, or sell our assets.  Our ability to comply with the covenants of our master loan agreement or make required payments on our debt to AgStar may also be impaired if we do not obtain sufficient additional capital, resulting in covenant or payment defaults, acceleration of our indebtedness, seizure by AgStar of assets that secure our indebtedness, loss of control of our business or bankruptcy.

Outlook

We anticipate that ethanol prices will recover somewhat during the remainder of fiscal year 2010 from the lower prices received during the nine months ended July 31, 2010, based on recent prices quoted for ethanol futures on the Chicago Board of Trade, and as energy prices historically increase during the summer driving season. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  However this has been mitigated by a large increase in crop size.  We expect the price of corn to remain at current price levels well into 2011.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s August 16, 2010 Feed Outlook Report, projects U.S. corn prices for the 2010 and 2011 season average to be at $3.50 to $4.10 per bushel.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks concerning our long-term debt and future prices of corn, coal, ethanol and distillers grains.  We consider market risk to be the impact of adverse changes in market prices on our results of operations.  In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors.   From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need. In addition, we have contracted for future physical delivery of corn. We are exposed to the full impact of market fluctuations associated with interest rates and commodity prices.

We are also subject to market risk on the selling prices of our distiller grains. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price.

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the third quarter of fiscal year 2010 ended July 31, 2010, the price of ethanol on the Chicago Board of Trade fluctuated from $1.47 to $1.65 per gallon; our average sales price was $1.50 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $3.25 to a high of $3.97 per bushel; our average purchase price was $3.37 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of July 31, 2010, we had $13.0 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $130,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 28, 2005, the Company executed a Design-Build Agreement with Fagen, Inc. (“Fagen”) by which Fagen agreed to design and build a 50 million gallon per year coal-fired ethanol plant in Heron Lake, Minnesota.  On September 18, 2009, the Company served and filed on Fagen a demand for arbitration and request for mediation relating to the Design-Build Agreement and the air emissions warranties under the Design-Build Agreement.  In the demand for arbitration, the Company alleged various breaches of the Design-Build Agreement, negligence and negligent misrepresentation by Fagen. On January 4, 2010, Fagen requested to join ICM, Inc. (“ICM”) as a party to the arbitration action and on January 27, 2010, ICM, Inc. agreed to be joined.

On July 2, 2010, the Company, Fagen and ICM entered into a Mutual Release and Settlement Agreement (“Settlement Agreement”) relating to the arbitration commenced by the Company in September 2009.  Although ICM joined in the arbitration action, no claims against ICM, or answers, defenses, counterclaims or cross-claims by ICM, had been filed as of the date the Settlement Agreement was entered into.  Under the terms of the Settlement Agreement, Fagen made a one-time cash payment to the Company, and released its claims to other amounts it claimed were owed by the Company under the Design-Build Agreement.  In the Settlement Agreement, each party provided the other with full releases of all claims in the arbitration, relating to the Company’s ethanol plant, or relating to the Design-Build Agreement, except for certain claims arising under the ICM license agreement, which license agreement continues in full force and effect following the Settlement Agreement.  The effective date of the Settlement Agreement was July 2, 2010.

In furtherance of the Settlement Agreement, the Company, Fagen and ICM stipulated to the dismissal of the arbitration, along with their respective asserted and unasserted claims, with prejudice. The American Arbitration Association acknowledged the stipulation of dismissal with prejudice on July 27, 2010.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are set forth below and supersede the risk factors set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2009.

Risks Related to Our Financial Condition

We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met at October 31, 2010 and July 31, 2011, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

 As a result of our financial performance, we violated certain financial covenants under our master loan agreement with AgStar Financial Services, PCA (“AgStar”) at the end of each quarter from January 31, 2009 to April 30, 2010. On July 2, 2010, we entered into a forbearance agreement with AgStar by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010. At July 31, 2010, our total indebtedness to AgStar was approximately $51.3 million. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

While we were in compliance with covenants of our master loan agreement with AgStar at July 31, 2010, we anticipate that we will not comply with one or more of the covenants at October 31, 2010 and July 31, 2011 without an amendment to the covenants, improved financial performance or the addition of significant working capital. We are attempting to improve various aspects of our business and to raise significant additional capital in order to avoid any future covenant violations. There can be no assurance that our business and financial performance will improve, that any improvements will be sustained or that any improvements will result in our compliance with covenants. Further, there is no assurance that we will be able to obtain any additional working capital on terms favorable to us, if at all. Even if we obtain additional capital, the amounts we raise may not be sufficient to avoid future covenant violations.

Our failure to comply with covenants of the master loan agreement or our failure to repay the revolving line of credit loan when due would result event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

While we have relied upon on our master loan agreement to fund our past operations and past losses, we must generate a sufficient level of net income and obtain additional working capital to fund our ongoing operations.

We had net losses from operations of approximately $173,000 in the quarter ended July 31, 2010 and approximately $11.3 million for the fiscal year ended October 31, 2009. Our net losses have primarily been driven by our negative margins. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 103.5% and 104.9% for the three months ended July 31, 2010 and July 31, 2009, respectively. Whether we achieve a sufficient level of net income to fund our operations will depend on a number of factors, including:

•                  our revenue in any given period, which depends both on the volume of our products produced and the price we receive for these products;

•                  our expense levels, particularly our operating expenses relating to corn; and

•                  the efficiency of our plant, particularly managing costs and expenses associated with repairs and air emissions compliance and remediation plans and avoiding plant shut downs and slow downs.

We have historically financed our operations primarily through borrowing under our master loan agreement with AgStar, and, to a lesser extent, cash from operating activities. As of July 31, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $216,000. As of July 31, 2010, our indebtedness under the master loan agreement with AgStar was approximately $51.3 million.

Further, as of July 31, 2010, our availability under the master loan agreement with AgStar was limited. We have no available borrowing under the term note and advances from the term revolving note in the maximum principal amount of $5.0 million may only be used for an engineering and emissions remediation project and may not exceed $1.96 million. As of July 31, 2010, there was $6.75 million of available borrowing under our line of credit loan, subject to a defined borrowing base that may also significantly limit our borrowing. Additionally, if we are not in compliance with the covenants of our master loan agreement, we are not permitted to draw on the unused portion of our loans.

The amount currently available under our master loan agreement is insufficient to fund our ongoing operations. To fund our ongoing cash needs and to service our indebtedness, we must increase the income and cash generated from our operations and we must also obtain additional working capital. We cannot assure you that we will improve our liquidity to the extent required to enable us to service or reduce our indebtedness or to fund our other capital needs, if at all.

We need additional capital to continue and grow our business, which may not be available.

 Our ability to execute our long-term strategy depends on our ability to obtain additional working capital. While we are attempting to generate capital through increasing income and cash flow from our operations, we have an immediate need for additional debt or equity capital to fund our existing operations and to grow our business. We may also need to identify and secure capital to refinance our existing indebtedness at the maturity of October 1, 2012 or earlier, if required repayment of our debt is accelerated because of a covenant or payment default.

We may seek additional capital by incurring additional indebtedness or from an offering of our equity securities or both. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our members. Our financing needs are based upon management estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, market and industry conditions, our ability to increase cash flow from operations and our ability to control costs and expenses.  If our estimates of our financing needs change, any capital that we do obtain may not be sufficient for our needs and we may need more capital in the future.

Our efforts to raise additional funds from the sale of equity may be hampered by the significant volatility of ethanol businesses such as ours, depression of the ethanol industry, and bankruptcy or reorganization of other ethanol production companies. Our efforts to raise funds by incurring additional indebtedness may be hampered by the fact that we have significant outstanding indebtedness and the challenges we face in servicing our current indebtedness with cash flow from operations, as well as the fact that our assets are pledged to AgStar to secure existing debt. In addition, the covenants of our master loan agreement restrict our ability to make distributions, create liens, incur indebtedness, and sell our assets and properties.

The following factors may also affect our ability to obtain additional financing on favorable terms, or at all:

•                  our results of operations, financial condition and business prospects;

•                  conditions in the ethanol industry as well as other renewable energy industries; and

•                  general economic conditions, including the availability of credit and lending standards of banks and other financial institutions.

If we are unable to obtain sufficient capital, we may further curtail our capital expenditures, further reduce our expenses, or suspend or discontinue our operations. Or sell our assets. Our ability to comply with the covenants of our master loan agreement or make required payments on our debt to AgStar may also be impaired if we do not obtain sufficient additional capital, which may result in covenant or payment defaults, acceleration of our indebtedness, seizure by AgStar of assets that secure our indebtedness, loss of control of our business or bankruptcy.

Certain provisions of our master loan agreement with AgStar present special risks to our business.

As of July 31, 2010, our debt with AgStar consists of approximately $38.3 million in fixed rate obligations and $13.0 million in variable rate obligations after giving effect to our election under our master loan agreement with AgStar to fix an interest rate of 6.58% on $45.0 million of our debt effective May 1, 2008 through April 30, 2011. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

The principal and interest payments on our $50.1 million term loan are calculated using an amortization period of ten years even though the note will mature on October 1, 2012, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $38.9 million in principal remaining under the term loan, without any additional payments that may be required under the master loan agreement. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

We also have a revolving term loan with AgStar that will mature on October 1, 2012. As of July 31, 2010, we have used approximately $1.1 million of AgStar’s commitment under this loan. We also have a revolving line of credit loan with AgStar. While no amounts were outstanding at July 31, 2010 under the revolving line of credit, it matures on December 30, 2010. As with the term loan, at maturity we may attempt to extend, refinance, or obtain a new loan to repay any outstanding balance. We cannot assure you that any alternative will be sufficient for our needs, available in a timely manner or on terms and conditions acceptable to us or our members.

If we are unable to service our debt, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business.  We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

Risks Relating to Our Operations

If the VEETC, or “blender’s credit,” is not extended beyond December 31, 2010 or is extended but is reduced, our business and the ethanol industry will be materially harmed.

Tax incentives have played a critical role in the development of the ethanol industry in the United States. The volumetric ethanol excise tax credit (VEETC) was established in 2004 in the American Jobs Creation Act as a $0.51 per gallon payment to gasoline refiners and marketers for blending ethanol into the gasoline supply.  For this reason, it is sometimes referred to as the “blenders’ credit.”  The 2008 Farm Bill reduced the credit to $0.45 per gallon, which is the current amount of the credit.  A tariff is imposed on imported ethanol to offset the tax benefit of the VEETC.  The VEETC is scheduled to expire on December 31, 2010.  If the VEETC is eliminated, we also expect the import tariff would be eliminated.

The failure to extend the VEETC beyond December 31, 2010 will have a material adverse impact on our business and the ethanol industry.  If the VEETC expires on December 31, 2010 and the import tariff is eliminated, refiners and marketers may replace domestic ethanol with cheaper imported ethanol in order to meet the requirements of the renewable fuels standard and other state and federal programs requiring or encouraging ethanol use.  Refiners and marketers may also replace ethanol with another oxygenate without an economic incentive to purchase ethanol and a price differential between ethanol and other oxygenate alternatives.  If the VEETC expires on December 31, 2010 and the import tariff is eliminated, we would expect that demand for U.S. produced ethanol and ethanol prices will decline.  Reduction in domestic ethanol prices will deteriorate industry profitability and result in significantly reduced domestic ethanol production.  The reduction in demand and in prices may be substantial and depending upon the severity in the reduction, may cause U.S. ethanol producers to reduce production or cease production entirely.

It is uncertain what action, if any, Congress may take with respect to the VEETC prior to its scheduled expiration or when such action may be effective.  If Congress determines to extend the VEETC, there can be no assurance that Congress will maintain other features of the VEETC, including the amount of the credit at $0.45 per gallon.  If the VEETC is reduced, the reduction may also lead to increased imports of ethanol, decreased prices to U.S. ethanol producers, and reduction in ethanol production as U.S. ethanol plants as plants curtail or cease production in response to demand and pricing pressures.

If the VEETC and the corresponding tariff are not extended beyond December 31, 2010 or if the VEETC provides a reduced tax credit, we may be unable to produce and sell ethanol profitably.

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

Our profitability depends upon purchasing corn at lower prices and selling ethanol at higher prices and because the difference between ethanol and corn prices can vary significantly, our financial results may also fluctuate significantly.

The substantial majority of our revenues are derived from the sale of ethanol. Our gross profit relating to the sale of ethanol is principally dependent on the difference between the price we receive for the ethanol we produce and the price we pay for the corn we used to produce our ethanol. Because we do have contracts establishing the price we receive for the ethanol we produce or for the corn we purchase, the price for both ethanol and corn will be determined in significant part by prevailing market conditions affecting these commodities.

The price we receive for our ethanol is dependent upon a number of factors. Increasing domestic ethanol capacity may boost demand for corn, resulting in increased corn prices and corresponding decrease in the selling price of ethanol as production increases. Further, the price of corn is influenced by weather conditions (including droughts or over abundant rainfall) and other factors affecting crop yields, farmers’ planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. Declines in the corn harvest, caused by farmers’ planting decisions or otherwise, could cause corn prices to increase and negatively impact our gross margins.

We have experienced negative margins in the past, reflecting a higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 103.5% and 104.9% for the three months ended July 31, 2010 and July 31, 2009, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers’ grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily each year from 1999 to 2009 and is projected to further increase in 2010. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.

Excess ethanol production capacity may result from decreases in the demand for ethanol or increased domestic production or imported supply. There are many factors affecting demand for ethanol, including regulatory developments and reduced gasoline consumption as a result of increased prices for gasoline or crude oil. Higher gasoline prices could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or higher prices could spur technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs.

If ethanol prices decline for any reason, including excess production capacity in the ethanol industry or decreased demand for ethanol, our business, results of operations and financial condition may be materially and adversely affected.

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

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership.

Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plant in Minnesota. For example, according to the Minnesota Department of Agriculture, for 2010, the capacity for ethanol production in Minnesota exceeds by approximately five times the projected ethanol consumption in Minnesota. Therefore, we compete with other Minnesota ethanol producers both for markets in Minnesota and markets in other states.

We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the U.S. is subjected to an ad valorem tax and a per gallon surcharge that helps mitigate the effects of international competition for U.S. ethanol producers, the tax and per gallon surcharge are set to expire on December 31, 2010. If the tax and surcharge on imported ethanol is not extended beyond December 31, 2010, we will face increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Imports of ethanol from Central American and Caribbean countries represents a significant portion of the gallons imported into the U.S. each year and a source of intense competition for us due to the lower production costs these ethanol producers enjoy.

Competing ethanol producers may introduce competitive pricing pressures that may adversely affect our sales levels and margins or our ability to procure corn at favorable prices. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

We engage in hedging transactions which involve risks that can harm our business.

In an attempt to offset some of the effects of pricing and margin volatility, we may hedge anticipated corn purchases and ethanol and distillers’ grain sales through a variety of mechanisms. Because of our hedging strategies, we are exposed to a variety of market risks, including the effects of changes in commodities prices of ethanol and corn.

Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Our losses or gains from hedging activities may vary widely. For example, for the nine months ended July 31, 2010, we had losses of approximately $68,000 on our corn and ethanol hedge contracts, but for the nine months ended July 31, 2009, we had gains of approximately $1.6 million on our corn and ethanol hedge contracts.

There can be no assurance that our hedging strategies will be effective and we may experience hedging losses in the future. We also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all. As a result, whether or not we engage in hedging transactions, our business, results of operations and financial condition may be materially adversely affected by increases in the price of corn or decreases in the price of ethanol.

Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses.

We have experienced operational difficulties at our plant that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Our revenues are driven in large part by the number of gallons of ethanol we produce and the number of tons of distillers’ grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

Our operations are also subject to operational hazards inherent in our industry and to manufacturing in general, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. The occurrence of any of these operational hazards may materially adversely affect our business, results of operations and financial condition. Further, our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Our operations and financial performance could be adversely affected by infrastructure disruptions and lack of adequate transportation and storage infrastructure in certain areas.

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

Risks Related to Government Programs and Regulation

We have experienced and will likely continue to experience significant costs in obtaining and complying with permits and environmental laws, particularly our air emissions permit.

The costs associated with obtaining and complying with permits and complying with environmental laws have increased our costs of construction and production. In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We have incurred significant legal and other professional costs relating to our application in July 2004 for a synthetic minor air-emissions source permit that was granted by the MPCA in May 2005 and relating to a subsequent lawsuit challenging the MPCA’s issuance of the air permit.

Following the lawsuit, we entered into a compliance agreement with the MPCA on January 23, 2007 that currently governs the air emissions from our plant. Since entering into the compliance agreement, we have also incurred significant expense. We have since submitted two amendments to our existing air-emissions permit under the compliance agreement, one of which was required to qualify our plant as a “major emissions source.” We have also conducted air pollution control device testing, adjusted our production and operations that resulted in plant downtime and decreased production, and expended significant management time and professional expense performing our other obligations under the compliance agreement. Additionally, we are continuing discussions with the MPCA regarding the necessity for qualifying our facility as a major emissions source, which will likely result in additional management time and professional expense. Further, on March 13, 2008, the MPCA issued a notice of violation to us for violations of certain rules, statutes, and permit conditions (as modified by the compliance agreement), including emission violations and reporting violations. As part of our continuing discussions with MPCA, we are seeking to resolve these violations by agreement with MPCA. Such resolution may result in the payment of a civil penalty or other sanctions and remedies available to MPCA.

In September 2009, we commenced an arbitration action against Fagen, Inc. relating to its design-build agreement with us and in particular, the failure of our ethanol plant to comply with air emissions guarantees and warranties. On July 2, 2010, we resolved our dispute with Fagen, Inc. through settlement and in connection with the settlement, we released all of our asserted and unasserted claims under the design-build agreement. As a result of the settlement, we must bear any future costs or expenses associated with the resolution of our air permit issue.  Following the settlement, we began negotiating an agreement for an engineering and emissions remediation project relating to our air emissions. Under our forbearance agreement with AgStar, advances from our term revolving note may only be used for this engineering and emissions remediation project and may not exceed $1.96 million.

Accordingly, we anticipate the additional future expense associated with our air permit issues, including the engineering and remediation project and our ongoing discussions with the MPCA. The resolution of our air emissions permit issue will likely involve significant management time and expense and may involve ongoing operational expense or further modifications to the design or equipment in our plant. There can be no assurance that we will succeed in our discussions with the MPCA to qualify our ethanol plant as a minor emissions source or to enter into an agreement relating to our March 2008 notice of violation.

Pending the resolution of our air permit issues, we continue to operate subject to the compliance agreement. There can be no assurance that we will be able to comply with any of the conditions of the compliance agreement, any of our other permits, or with environmental laws applicable to us.  A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or plant shutdown, any of which could have a material adverse effect on our operations.

Our failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground. Certain aspects of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities including the Minnesota Pollution Control Agency. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits. We could also incur substantial costs and experience increased operating expenses as a result of operational changes to comply with environmental laws, regulations and permits. As discussed above, we have incurred substantial costs relating to our air emissions permit and expect additional costs relating to this permit in the future.

Further, environmental laws and regulations are subject to substantial change. We cannot predict what material impact, if any, these changes in laws or regulations might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the Environmental Protection Agency and the Minnesota Pollution Control Agency depend heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations.

Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Because federal and state regulation heavily influence the supply of and demand for ethanol, changes in government regulation that adversely affect demand or supply will have a material adverse effect on our business.

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

Additionally, the Environmental Protection Agency has established a revised annual renewable fuel standard (RFS2) that sets minimum national volume standards for use of renewable fuels. The RFS2 also sets volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS2 creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand.  In the case of the RFS2, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand.  In these circumstances, the RFS2 may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.

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

The EPA imposed E10 “blend wall” if not overcome will have an adverse effect on demand for ethanol.

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry. The “blend wall” issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. Total gasoline usage by the U.S. is currently around 138 billion gallons, and is expected to decrease to less than 130 billion gallons over the next 5 years as fuel mileage standards are changed. The RFS2 dictates an increasing amount of ethanol blending, from 12.95 billion gallons in 2010 to 36 billion gallons by 2022. To reach the standard as dictated by the RFS2 in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol. The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.” While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements.

Approval of a Low Carbon Fuel Standard (“LCFS”) by the California Air Resources Board (“CARB”) may have a negative impact on our ability to market our ethanol in California.

The CARB recently proposed rules to implement a LCFS, which would set standards for the carbon intensity of fuels used in the State of California starting in 2011. While the proposed rules are still subject to rulemaking process in California, certain provisions of the proposed LCFS rules have the potential to ban ethanol produced at our plant from being sold in California. While we believe there may be some negative impact to our sales from the approval of the LCFS in California, we believe we will still be able to market all the ethanol produced by our plant to markets outside of California. However, if additional states where our ethanol is marketed, or the federal government, adopt similar provisions it could have a severe negative impact on our ability to sell all of the ethanol produced at our plant.

Risks Related to the Units

Project Viking owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and Project Viking has been granted additional board rights under our member control agreement.

As of July 31, 2010, Project Viking, L.L.C. beneficially owned 29.8% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., the design-build firm for our ethanol plant. Project Viking, together with our executive officers and governors, together control approximately 33.5% of our outstanding units as of July 31, 2010. As a result, these unit holders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the price of our units.

Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint three persons to our board pursuant to this provision and has appointed two persons as of July 31, 2010. Although the designated governors do not represent a majority of our board, their presence on the board may allow Project Viking, L.L.C. to have greater influence over the decisions of our board and our business than other members.

Further, the interests of Project Viking, L.L.C. may not coincide with our interests or the interests of our other members. For example, Fagen, Inc. has invested and may continue to invest in a number of other ethanol producers, some of whom may compete with us. As a result of these and other potential conflicting interests, these existing members may make decisions with respect to us with which we or our members may disagree.

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

Effective July 2, 2010, the board of governors determined to suspend approvals of any transfers of units, provided that related-party transfers without consideration will still be considered. This suspension was approved by the board pursuant to its authority under our member control agreement. On July 9, 2010, we notified our members of the suspension of approvals by a letter. We also removed all postings on the unit bulletin board. The board will consider lifting the suspension on sales of units when it has determined a course of action on the strategies under consideration and information regarding the course of action has been communicated to members as required by law, and when otherwise reasonably believed to be in our best interests.

As a result of the provisions of our member control agreement, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.

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

Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by AgStar under our master loan agreement. Our master loan agreements with AgStar currently materially limit our ability to make distributions to our members and are likely to limit materially the future payment of distributions.  If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments.  If our financial performance and loan covenants further permit, we intend to make distributions in excess of those amounts.  However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. We may also never be in a position to pay distributions because of our financial performance or the terms of our master loan agreement.  Consequently, members may receive little or no return on their investment in the units.

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

Our use of a staggered board of governors and allocation of governor appointment rights may reduce the ability of members to affect the composition of the board.

We are managed by a board of governors, currently consisting of eight elected governors and two appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the members without appointment rights. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.

Under our member control agreement, non-appointed governors are divided into three classes, with the term of one class expiring each year. As the term of each class expires, the successors to the governors in that class will be elected for a term of three years.  As a result, members elect only approximately one-third of the non-appointed governors each year.

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

However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint three persons to our board pursuant to this provision and has appointed two persons as of July 31, 2010. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.

Further, cumulative voting for governors is not allowed, which makes it substantially less likely that a minority of members could elect a member to the board of governors. Members do not have dissenter’s rights. This means that they will not have the right to dissent and seek payment for their units in the event we merge, consolidate, exchange or otherwise dispose of all or substantially all of our property. Holders of units who are not members have no voting rights. These provisions may limit the ability of members to change the governance and policies of our company.

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

Deductibility of capital losses that we incur and pass through to you or that you incur upon disposition of units may be limited.  Capital losses are deductible only to the extent of capital gains plus, in the case of noncorporate taxpayers, the excess may be used to offset up to $3,000 of ordinary income.  If a noncorporate taxpayer cannot fully utilize a capital loss because of this limitation, the unused loss may be carried forward and used in future years subject to the same limitations in the future years.

You may be subject to federal alternative minimum tax

Individual taxpayers are subject to an “alternative minimum tax” if that tax exceeds the individual’s regular income tax. For alternative minimum tax purposes, an individual’s adjusted gross income is increased by items of tax preference. We may generate such preference items. Accordingly, preference items from our operations together with other preference items you may have may cause or increase an alternative minimum tax to a unit holder. You are encouraged and expected to consult with your individual tax advisor to analyze and determine the effect on your individual tax situation of the alternative minimum taxable income you may be allocated, particularly in the early years of our operations.

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

The small ethanol producer credit is due to expire on December 31, 2010

Since our production capacity is less than 60 million gallons per year, our unit holders are entitled to share in up to $1.5 million of small ethanol producer credits each year, subject to being limited by the passive loss and credit restrictions.  This credit is due to expire at the end of 2010.  While tax incentives such as this credit often have been routinely extended in the past, there is no assurance that the credit will be extended again, and at least one of the extension proposals would reduce the credit by 20%.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: August 25, 2010	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 25, 2010	/s/ Brett L. Frevert
Brett L. Frevert
Interim Chief Financial Officer (Principal Accounting and Financial Officer)