Form 10-K
period 2010-10-31
Heron Lake BioEnergy, LLC
filed 2011-01-21
CIK 1286964

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010.

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

As of January 21, 2011, the Company had outstanding 30,208,074 Class A Units.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

We operate a dry mill, coal fired ethanol plant in Heron Lake, Minnesota.  Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota.  At nameplate, our ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year of fuel-grade ethanol and approximately 160,000 tons of distillers’ grains with soluble (“DGS”)..  On September 21, 2007, we began operations at ethanol plant. Fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations. In our fiscal years 2010 and 2009 which ended October 31, 2010 and 2009, we sold approximately 53.4 and 46.5 million gallons of ethanol, respectively.

The following table sets forth a summary of significant milestones in our company’s history until we began operations at our plant.

Date	Milestone
February 2002	We obtained an option on land that is now part of the 216 acre site of our ethanol plant.

October 2003	We entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.

Early 2004	We selected Fagen, Inc. to be the design-build firm to build our ethanol plant near Heron Lake, Minnesota, using process technology provided by ICM, Inc.

September 2005	We entered into a Standard Form of Agreement between Owner and Designer — Lump Sum with Fagen, Inc.

December 2005	We purchased certain assets relating to elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota with a combined storage capacity of approximately 2.8 million bushels.

May 2006	We entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

August 2006	We entered into an electric service agreement with Interstate Power and Light Company (a wholly-owned subsidiary of Alliant Energy Corporation).

Date	Milestone
December 2006	We entered into a contract with Federated Rural Electric Association for the construction of the distribution system and electrical substation for the plant.

June 2007	We entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.

June 2007	We entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).

September 2007	We began operations at our dry mill, coal fired ethanol plant.

Production

Since the beginning of operations at our ethanol plant, our primary business is the production and sale of ethanol and co-products, including dried distillers’ grains. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and ethanol co-products.

Our Ethanol Plant

Our ethanol plant was designed and built by Fagen Inc. under a September 2005 design-build agreement who used certain proprietary property and information of ICM, Inc. in the design and construction of our ethanol plant.

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

We are required to comply with various requirements of state and federal law regulating the operations at our plant, including regulations relating to air emissions. On July 2, 2010, we entered into a mutual release and settlement agreement with Fagen, Inc. and ICM, Inc. relating to the arbitration commenced by us in September 2009 in which we asserted claims against Fagen based on the design-build agreement for our ethanol plant and the plant’s air emissions.  Please review the section entitled “Compliance with Environmental Laws and Other Regulatory Matters” for a description of how compliance with regulatory requirements, including requirements relating to air emissions, has impacted our business.

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

Coal Procurement

We have constructed a coal receiving, handling and storage facility next to the ethanol plant.  Due to air permitting, a Wyoming/Montana-sourced coal must be used.  As a result, in June 2007, we entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.  The master coal supply agreement expires upon 60 days notice by either party.  We are obligated to purchase coal and NCTC is obligated to sell coal identified in a confirmation that sets forth the quantity, price, term, mine and other relevant terms.  Under a letter confirmation dated July 2007, we agreed to purchase a minimum number of tons in each contract year which runs from June 1 to May 31 through the five year period ending May 31, 2012.  The letter confirmation also sets the price per ton for each contract year.  Also, in June 2007, we entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).  SMBSC also uses coal of the same type as our ethanol plant to fuel its beet sugar plant.  In order to achieve transportation efficiencies, we and SMBSC entered into the coal transloading agreement so that both of our coal orders could be delivered to a single facility (the transloading facility) owned by SMBSC.  The coal is transferred from the transloading facility to each of our respective plants and we pay SMBSC a per ton charge handling fee for the use of the transloading facility.

Ethanol Marketing

Effective September 30, 2009, we entered into an ethanol marketing agreement with C&N Ethanol Marketing Corporation (“C&N”).  Under this agreement, C&N will purchase, market and re-sell all of the ethanol produced at our plant for the three year term of the agreement.  Following the three year term, the agreement will automatically renew for subsequent year terms unless either party terminates the agreement 60 days before the end of the term.  C&N will provide us with a remittance by Wednesday of each week for shipments of ethanol in the previous week and we will receive payment against that remittance on the following Wednesday.  C&N will pay us the gross sales price to the customer less expenses and a 1% marketing fee after expenses.  The agreement also contains provisions addressing other matters, including forecasting, the quality of product, transfer of title and auditing of records.

Effective September 30, 2009, we terminated the ethanol marketing agreement that was in effect during our fiscal years 2009, 2008 and 2007.  That prior agreement was an Ethanol Fuel Marketing Agreement with RPMG, Inc. dated August 7, 2006. Under the ethanol marketing agreement with RPMG, Inc., our ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG.  We paid RPMG a marketing fee and RPMG paid us a netback price per gallon that was based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.

Distillers’ Grains Marketing

In addition to ethanol, our plant produces wet, modified wet and dried distillers’ grains.

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

Pricing of Corn and Ethanol

The sale of ethanol represented approximately 82% of our revenue for the year ended October 31, 2010. The cost of corn represented approximately 68% of our cost of sales for the year ended October 31, 2010. We expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

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

Demand for Ethanol

In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program.  Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions.   According to the EPA, reformulated gasoline is currently used in 17 states and the District of Columbia pursuant to the requirements of federal law.  Additionally, according to the EPA, there are fifteen states that have their own clean fuel program.  Approximately 30% of the gasoline sold in the United States is reformulated. Because of the potential health and environmental issues associated with methyl tertiary butyl ether (MTBE) and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive.

In addition to demand for ethanol as an oxygenate, ethanol demand has increased because of the adoption of programs setting national renewable fuels standards (RFS).  The first RFS program (RFS1) was introduced through the Energy Policy Act of 2005.  RFS1 required 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012.  With the passage of the Energy Independence and Security Act of 2007, Congress made several important revisions to the RFS that required the EPA to promulgate new regulations to implement these changes.   In February 2010, the EPA establish the revised annual renewable fuel standard (RFS2) and to make the necessary program modifications as set forth in the Energy Independence and Security Act of 2007.  Further, for the first time, the EPA set volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels.  In order to qualify for these new volume categories, fuels must demonstrate that they meet certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace.  Our ethanol does not qualify for the new volume categories of renewable fuels and therefore, the total renewable fuel requirement for each year will be most relevant to the demand for, and required use of, ethanol such as ours. Under RFS2, the total renewable fuel requirement will increase from 12.95 billion gallons in 2010 to 36 billion gallons by 2022.  Of the 12.95 billion gallons of total renewable fuel required for 2010, 100 million gallons must be from cellulosic biofuels, 650 million gallons biomass-based diesel, and 950 million gallons must be from advanced biofuels, with the remaining 11.25 billion gallons consisting of other renewable fuels. Of the 36 billion gallons of total renewable fuel required for 2022, 16 billion gallons must be from cellulosic biofuels, the requirement for biomass-based diesel will be determined by the EPA but will not be less than 1.0 billion gallons, and 21 billion gallons must be from advanced biofuels, with the remaining gallons consisting of other renewable fuels.  The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons.  Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.  We believe the RFS program creates greater market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels.

In addition to the RFS program, one important incentive for the ethanol industry and its customers is the Volumetric Ethanol Excise Tax Credit, commonly referred to as the “blender’s credit.”  The tax credit is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with ethanol, the distributors receive a tax credit.  For 2008, the tax credit was 51¢ per gallon of pure ethanol or 5.1¢ per gallon of gasoline blended with 10% ethanol.  The per gallon credit was reduced to 45¢ per gallon of pure ethanol in 2009.  The tax credit is authorized through December 31, 2011 at 45¢ per gallon of pure ethanol.

Markets for Ethanol

There are local, regional, national and international markets for ethanol. Typically, a regional market is one that is outside of the local market, yet within the neighboring states. Some regional markets include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, or that have implemented oxygenated gasoline programs, such as Chicago, St. Louis, Denver and Minneapolis. We consider our primary regional market to be large cities within a 450-mile radius of our ethanol plant. In the national ethanol market, the highest demand by volume is primarily in the southern United States and the east and west coast regions.

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

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry.  The “blend wall” issue arises because of several conflicting requirements.  First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply.  Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure.  Total gasoline usage by the U.S. is expected to decrease over the next 5 years as fuel mileage standards are changed.   RFS2 dictates an increasing amount of blending of total renewable fuels:  13.95 billion gallons in 2011, 15.2 billion gallons in 2012, and increasing to 36 billion gallons by 2022.  To reach the standard as dictated by RFS2 in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol.  The EPA limit of 10% ethanol inclusion in non-flex fuel vehicles and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.”  While this issues has been considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements.  This issue is a major risk to the ethanol industry.  Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA was expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010, however, this decision has been delayed by the EPA.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.

The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.

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

According to the Renewable Fuels Association (RFA), as of January 2011, approximately 204 biorefineries have nameplate capacity of 13.8 million gallons of ethanol per years.  Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of January 2010:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,293.0	3,183.0	380	3,673.0
Nebraska	1,523.0	1,454.0	275	1,798.0
Illinois	1,350.0	1,350.0	93	1,443.0
Minnesota	1,136.6	1,112.6	0	1,136.6
South Dakota	1,016.0	1,016.0	33	1,049.0
Indiana	908.0	706.0	88	996.0
Ohio	538.0	314.0	0	538.0
Kansas	491.5	436.5	20	511.5
Wisconsin	498.0	498.0	0	498.0
Texas	250.0	250.0	115	365.0
Total	11,004.1	10,320.1	1,004	12,008.1

Source: Renewable Fuels Association, January 2010

Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plant in Minnesota.  Additionally, according to the Minnesota Department of Agriculture, the capacity for ethanol production in Minnesota is 1,117 million gallons, while the projected ethanol consumption in Minnesota for 2010 is 239 million gallons.  Therefore, we compete with other Minnesota ethanol producers both for markets in Minnesota and markets in other states.

Further, we believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold through bankruptcy proceedings return to production.  For example, in May 2009, Valero Energy Corporation and its subsidiaries purchased seven idle plants from VeraSun Energy Corporation as part of VeraSun’s reorganization. Several of our competitors including certain subsidiaries of Otter

Tail Ag Enterprises, Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

Despite the rapid increase in production, consumption of ethanol has been outpacing production for the past few years, which has led to increased imports in the United States, primarily from Brazil. According to the RFA, in 2009, the U.S. produced 10.6 billion gallons of fuel ethanol and imported an estimated 190 million gallons. In addition to intense competition with local, regional and national producers of ethanol, we expect increased competition from imported ethanol and foreign producers of ethanol. Currently, ethanol imported to the U.S. is subjected to a 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge, which will expire on December 31, 2011.  If this tariff were not extended, we will face increased competition from imported ethanol and foreign producers of ethanol.

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

We expect that competition will increase between ethanol producers, such as HLBE, and producers of these or other newly developed alternative fuels or power systems, especially to the extent they are used in similar applications such as vehicles.

Producers of Distillers’ Grains

The amount of distillers’ grains produced annually in North America is expected to increase significantly as the number of ethanol plants increase. We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant.  There are seven ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 436 million gallons that will produce approximately 1.4 million tons of distillers’ grains. These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

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

Competition for Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant.  Ethanol production consumes a significant portion of Minnesota’s corn crop, approximately 29% in 2009 and an expected 34% in 2010.  The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in higher costs for supplies of corn. We estimate that the seven ethanol plants within an approximate 50 mile radius of our plant will use approximately 160 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to estimates by the Minnesota Department of Agriculture for 2010, 34% of Minnesota corn production will be used in ethanol production, 40% will be exported, 17% will be used for feed, 7% will be put to a residual use, and 2% will be used in other processing.

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

We currently market all of our ethanol through C&N.  Our marketers are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

Our marketing and risk management committee assists the board and our risk management personnel to, among other things, establish appropriate policies and strategies for hedging and enterprise risk.

Compliance with Environmental Laws and Other Regulatory Matters

Our business subjects us to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees.

These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production.

In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency (“MPCA”). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the granting of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA’s issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007.

Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a “major emissions source.” The compliance agreement also allowed us to continue with the construction of our facility. Under the compliance agreement, we agreed to operate our facility such that each type of emission generated by our ethanol plant was within an established amount and we agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. Accordingly, we submitted an amendment to our existing air-emissions permit in December 2008, and, following air pollution control device testing, we submitted a second amendment to our air permit in September 2009, seeking amendments to permit conditions and adjustments to other components of plant operations and production.

On December 16, 2010, the MPCA issued a permit to us that supersedes our previously issued air permit and the compliance agreement.  The new permit establishes the applicable limits for each type of emission generated by our ethanol plant.  The permit also requires us to take additional actions relating to our plant and our operations within certain time frames.  For example, we are required to conduct a building capture efficiency study and submit it to the MPCA by June 30, 2011, fence our facility within one year and complete an engineering and mercury emissions remediation project.

We expect to incur additional costs to the additional actions required by our permit, as well as improvements to our plant to ensure compliance with our permit.  Under our amended forbearance agreement with AgStar Financial Services, PCA, advances from our term revolving note may only be used for the engineering and mercury emissions remediation project and may not exceed $1.4 million.

We have also incurred additional expense to resolve a notice of violation issued by the MPCA in March 2008 that alleged violations certain rules, statutes, and permit conditions, including emission violations and reporting violations.  On December 16, 2010, we entered into a stipulation agreement with the MPCA relating to this March 2008 notice of violation.  Under the stipulation agreement, we agreed to pay a civil penalty of $66,000, of which $54,000 was paid within thirty days and up to $12,000 may be satisfied through our delivery of the building capture efficiency study referred to above.

We have incurred costs associated with obtaining the air permits and costs associated with the compliance agreement of approximately $208,000 in fiscal year 2008, $452,000 in fiscal year 2009, and $315,000 in fiscal year 2010.

Compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on our operations.

We have also experienced significant additional expense in fiscal year 2009 and part of fiscal year 2010 associated with equipment failures and/or warranty and other claims against Fagen, Inc. that were the subject of an arbitration action we brought against Fagen, Inc. relating to the design-build agreement and air emissions at our plant.  While we settled this arbitration action against Fagen, Inc. on July 2, 2010, we incurred costs and expenses associated with our claims of approximately $743,000 in fiscal year 2010 and approximately $2,700,000 in fiscal year 2009.

Employees

As of October 31, 2010, we had 51 full-time employees, of which 40 were in operations and 11 were in executive, general management and administration. We also have two part-time employees in operations. Until December 1, 2010, we also engaged Brett L. Frevert of CFO Systems, LLC as our interim chief financial officer on a contract basis. We do not maintain an internal sales organization, but instead rely upon third-parties to market and sell the ethanol and distillers’ grains that we produce.

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

Risks Related to Our Financial Condition

We need additional capital to continue and grow our business, which may not be available.

We need additional capital to continue our business. We are attempting to generate capital through increasing income and cash flow from our operations.  Further, under the terms of the amended forbearance agreement with AgStar Financial Services, PCA (“AgStar”) relating to our master loan agreement with AgStar, we are required to obtain additional equity investments on terms and conditions acceptable to AgStar of an amount of not less than $4.5 million on or before March 1, 2011.  Also on December 30, 2010, AgStar agreed to extend the maturity of our line of credit to March 1, 2011.  As of October 31, 2010, $3.5 million was outstanding on the line of credit. We intend to seek an extension of the maturity date of the line of credit beyond March 1, 2011, but such an extension cannot be assured and we may need capital to repay the line of credit on March 1, 2011.  We may also be required to identify and secure capital to refinance our existing indebtedness or repay the full amount of our indebtedness to AgStar earlier, if required repayment of our debt is accelerated because of an event of default.

We are currently attempting to raise up to $6.8 million in additional capital from an offering of our units that we began in August 2010. No assurance can be given that additional capital will be obtained in an amount that is sufficient for our needs or in an amount that satisfies the requirements of the amended forbearance agreement.  Further, no assurance can be given that we will be able to raise the required $4.5 million or an amount sufficient to repay our line of credit by March 1, 2011.

If we do not obtain sufficient proceeds from our current equity offering, we will likely seek additional capital by incurring additional indebtedness or from another offering of our equity securities or both.  If we are able to obtain additional capital, the terms will be determined based upon negotiations between us and the lenders or investors.  No assurance can be given that any capital we do receive will be in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our members.  The issuance of additional equity in a future offering will dilute and may dilute significantly the equity interests of our unit holders at the time of any such offering.  If we incur any additional indebtedness, we will be further limited in distributions to our unit holders and our unit holders may receive no return on their investment in the event of our liquidation or dissolution.

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

If we are unable to obtain sufficient capital, we may further curtail our capital expenditures, further reduce our expenses, or suspend or discontinue our operations or sell our assets.  Our ability to comply with the amended forbearance agreement, the covenants of our master loan agreement or make required payments on our debt to AgStar will be impaired if we do not obtain sufficient additional capital, resulting in events of default, acceleration of our indebtedness, seizure by AgStar of assets that secure our indebtedness, loss of control of our business or bankruptcy.

Our efforts to raise additional capital through selling our equity or incurring additional indebtedness may be hampered by various factors, many of which are outside of our control.

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

We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met after the forbearance period that ends March 1, 2011, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

As a result of our financial performance, we violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010. At October 31, 2010, our total indebtedness to AgStar was approximately $53.6 million. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

On December 30, 2010, we entered into an amended forbearance agreement with AgStar relating to our covenant violation at October 31, 2010.  Under that amended forbearance agreement, AgStar agreed it will not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. Without an amendment to the covenants, improved financial performance or the addition of significant working capital, we anticipate that we will again be in violation of one or more covenants of the master loan agreement at October 31, 2011. We are attempting to improve various aspects of our business and to raise significant additional capital in order to avoid any future covenant violations and events of default. There can be no assurance that our business and financial performance will improve, that any improvements will be sustained or that any improvements will result in our compliance with covenants. Further, there is no assurance that we will be able to obtain any additional working capital on terms favorable to us, if at all. Even if we obtain additional capital, the amounts we raise may not be sufficient to avoid future covenant violations and events of default.

Our failure to comply with covenants of the master loan agreement would result event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

While we have relied upon on our master loan agreement to fund our past operations and past losses, we must generate a sufficient level of net income and obtain additional working capital to fund our ongoing operations.

We had net income of approximately $1.7 million for our fiscal year ended October 31, 2010, which included one-time settlement income of approximately $2.6 million. We experienced a net loss of approximately $11.3 million for the fiscal year ended October 31, 2009. Our income or loss has primarily been driven by our low or negative margins. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 93.9% and 102.9% for the fiscal years ended October 31, 2010 and October 31, 2009, respectively. Whether we achieve a sufficient level of net income to fund our operations will depend on a number of factors, including:

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

We have historically financed our operations primarily through borrowing under our master loan agreement with AgStar, and, to a lesser extent, cash from operating activities. As of October 31, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $1.5 million. As of October 31, 2010, our indebtedness under the master loan agreement with AgStar was approximately $53.6 million.

Further, as of October 31, 2010, our availability under the master loan agreement with AgStar was limited and continues to be limited under the forbearance agreement we entered into on December 30, 2010. We have no available borrowing under the term note and advances from the term revolving note in the maximum principal amount of $5.0 million may only be used for an engineering and emissions remediation project and may not exceed $1.4 million. As of October 31, 2010, there was $3.25 million of available borrowing under our line of credit loan, subject to a defined borrowing base that may also significantly limit our borrowing. Additionally, if we are not in compliance with the covenants of our master loan agreement, we are not permitted to draw on the unused portion of our loans.

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

As of October 31, 2010, our debt with AgStar consists of approximately $38.3 million in fixed rate obligations and $13.0 million in variable rate obligations after giving effect to our election under our master loan agreement with AgStar to fix an interest rate of 6.58% on $45.0 million of our debt effective May 1, 2008 through April 30, 2011. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

The principal and interest payments on our $49.0 million term loan are calculated using an amortization period of ten years even though the note will mature on October 1, 2012, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $38.7 million in principal remaining under the term loan, without any additional payments that may be required under the master loan agreement. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

We also have a revolving term loan with AgStar that will mature on October 1, 2012. As of October 31, 2010, we have used approximately $1.1 million of AgStar’s commitment under this loan. We also have a revolving line of credit loan with AgStar that will mature at March 1, 2011.  At October 31, 2010, $3.5 million was outstanding on this revolving line of credit loan. As with the term loan, at maturity we may attempt to extend, refinance, or obtain a new loan to repay any outstanding balance. We cannot assure you that any alternative will be sufficient for our needs, available in a timely manner or on terms and conditions acceptable to us or our members.

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

We have experienced low or negative margins in the past, reflecting a higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 93.9% and 102.9% for the fiscal years ended October 31, 2010 and October 31, 2009, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers’ grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily each year from 1999 to 2010 and is projected to further increase in 2011. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.

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

We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the U.S. is subjected to an ad valorem tax and a per gallon surcharge that helps mitigate the effects of international competition for U.S. ethanol producers, the tax and per gallon surcharge are set to expire on December 31, 2011. If the tax and surcharge on imported ethanol is not extended beyond December 31, 2011, we will face increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Imports of ethanol from Central American and Caribbean countries represents a significant portion of the gallons imported into the U.S. each year and a source of intense competition for us due to the lower production costs these ethanol producers enjoy.

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

Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. Our losses or gains from hedging activities may vary widely. For example, for the fiscal year ended October 31, 2010, we had losses of approximately $1.2 million on our corn and ethanol hedge contracts, but for the fiscal year ended October 31, 2009, we had gains of approximately $1.6 million on our corn and ethanol hedge contracts.

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

Risks Related to Government Programs and Regulation

If the VEETC, or “blender’s credit,” is not extended beyond December 31, 2011 or is extended but is reduced, our business and the ethanol industry will be materially harmed.

Tax incentives have played a critical role in the development of the ethanol industry in the United States. The volumetric ethanol excise tax credit (VEETC) was established in 2004 in the American Jobs Creation Act as a $0.51 per gallon payment to gasoline refiners and marketers for blending ethanol into the gasoline supply.  For this reason, it is sometimes referred to as the “blenders’ credit.”  The 2008 Farm Bill reduced the credit to $0.45 per gallon, which is the current amount of the credit.  A tariff is imposed on imported ethanol to offset the tax benefit of the VEETC.  The VEETC was scheduled to expire on December 31, 2010, but the expiration date was recently extended to December 31, 2011.  If the VEETC is eliminated, we also expect the import tariff would be eliminated.

The failure to extend the VEETC beyond December 31, 2011 will have a material adverse impact on our business and the ethanol industry.  If the VEETC expires on December 31, 2011 and the import tariff is eliminated, refiners and marketers may replace domestic ethanol with cheaper imported ethanol in order to meet the requirements of the renewable fuels standard and other state and federal programs requiring or encouraging ethanol use.  Refiners and marketers may also replace ethanol with another oxygenate without an economic incentive to purchase ethanol and a price differential between ethanol and other oxygenate alternatives.  If the VEETC expires on December 31, 2011 and the import tariff is eliminated, we would expect that demand for U.S. produced ethanol and ethanol prices will decline.  Reduction in domestic ethanol prices will deteriorate industry profitability and result in significantly reduced domestic ethanol production.  The reduction in demand and in prices may be substantial and depending upon the severity in the reduction, may cause U.S. ethanol producers to reduce production or cease production entirely.

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

If the VEETC and the corresponding tariff are not extended beyond December 31, 2011 or if the VEETC provides a reduced tax credit, we may be unable to produce and sell ethanol profitably.

We have experienced significant costs in obtaining and complying with permits and environmental laws, particularly our air emissions permit, and may continue to experience significant costs in the future.

The costs associated with obtaining and complying with permits and complying with environmental laws have increased our costs of construction, production and continued operation. In particular, we have incurred significant expense relating to our air-emission permit in four categories: (1) obtaining our air emissions permit from the Minnesota Pollution Control Agency (“MPCA”); (2) compliance with our air emissions permit and the terms of our compliance agreement with the MPCA; (3) our dispute under the design-build agreement with Fagen, Inc. relating to equipment failures, warranty claims and other claims regarding air emissions at our plant that was the subject of an arbitration action that was settled on July 2, 2010; and (4) a March 2008 notice of violation from the MPCA that was resolved in December 2010 though a stipulation agreement.

While our air emissions permit issue was resolved with the December 16, 2010 issuance of a new air permit by the MPCA, our arbitration action against Fagen, Inc. has been settled, and we have addressed the notice of violation through a stipulation agreement, we anticipate future expense associated with compliance with our air permit and related environmental laws. The permit requires us to take additional actions relating to our plant and our operations within certain time frames.  For example, we are required to conduct a building capture efficiency study and submit it to the MPCA by June 30, 2011, fence our facility within one year and complete an engineering and mercury emissions remediation project.

Continued compliance with our air emissions permit issue will involve management time and expense and may involve ongoing operational expense or further modifications to the design or equipment in our plant.

There can be no assurance that we will be able to comply with any of the conditions of any of our permits, or with environmental laws applicable to us.  A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or plant shutdown, any of which could have a material adverse effect on our operations.

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

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry. The “blend wall” issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. Total gasoline usage by the U.S. is currently around 138 billion gallons, and is expected to decrease to less than 130 billion gallons over the next 5 years as fuel mileage standards are changed. The RFS2 dictates an increasing amount of ethanol blending, from 12.95 billion gallons in 2010 to 36 billion gallons by 2022. To reach the standard as dictated by the RFS2 in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol. The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.” While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements.  Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA was expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010, however, this decision has been delayed by the EPA.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.

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

As of October 31, 2010, Project Viking, L.L.C. beneficially owned 29.8% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., the design-build firm for our ethanol plant. Project Viking, together with our executive officers and governors, together control approximately 33.5% of our outstanding units as of October 31, 2010. As a result, these unit holders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the price of our units.

Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint three persons to our board pursuant to this provision and has appointed two persons as of October 31, 2010. Although the designated governors do not represent a majority of our board, their presence on the board may allow Project Viking, L.L.C. to have greater influence over the decisions of our board and our business than other members.

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

However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint three persons to our board pursuant to this provision and has currently appointed two persons. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.

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

The small ethanol producer credit is due to expire on December 31, 2011.

Since our production capacity is less than 60 million gallons per year, our unit holders are entitled to share in up to $1.5 million of small ethanol producer credits each year, subject to being limited by the passive loss and credit restrictions.  This credit is due to expire at the end of 2011.  While tax incentives such as this credit often have been routinely extended in the past, there is no assurance that the credit will be extended again, and at least one of the extension proposals would reduce the credit by 20%.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed our ethanol plant, which also includes corn, coal, ethanol, and distillers’ grains storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters. Our address is 91246 390 th Avenue, Heron Lake, Minnesota 56137-3175.

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

None.

ITEM 4.                                                [REMOVED AND RESERVED]

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

Effective July 2, 2010, our board of governors determined to suspend approvals of any transfers of units, provided that related-party transfers without consideration will still be considered.  This suspension was approved by the board pursuant to its authority under our member control agreement.  On July 9, 2010, we notified our members of the suspension of approvals by a letter.  We also removed all postings on the unit bulletin board.  The board will consider lifting the suspension on sales of units when it has determined a course of action on the strategies under consideration and information regarding the course of action has been communicated to members as required by law, and when otherwise reasonably believed to be in our best interests.

Holders of Record

As of January 21, 2011, there were 30,208,074 Class A units outstanding and held of record by 1,147 persons. There are no other classes of units outstanding.  As of October 31, 2010 and January 21, 2011, there were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

To date, we have only made tax distributions to our members.  Our master loan agreement with AgStar Financial Services, PCA currently materially limits our ability to make distributions, other than tax distributions, to our members and is likely to limit materially the future payment of distributions.  If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments.  If our financial performance and loan covenants further permit, we intend to make distributions in excess of those amounts.  Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

For a further description of the limitations on our ability to make distributions to our members, please see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of the notes to our audited consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

There are no “compensation plans” (including individual compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6.                                               SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for balance sheet as of October 31, 2010 and 2009 and the statement of operations for the years ended October 31, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Selected financial for the balance sheet as of October 31, 2008, 2007 and 2006 and the statement of operations for the years ended October 31, 2007 and 2006 were derived from audit financial statements filed previously.

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

	Fiscal Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenues	$110,427,482	$88,304,596	$131,070,642	$23,560,498	$10,111,931
Cost of goods sold	103,690,208	90,857,247	114,411,541	24,313,695	9,818,395
Gross profit (loss)	6,737,274	(2,552,651)	16,659,101	(753,197)	293,536
Operating expenses	(3,857,492)	(4,515,476)	(3,351,252)	(3,527,199)	(1,965,342)
Settlement income	2,600,000	—	—	—	—
Operating income (loss)	5,479,782	(7,068,127)	13,307,849	(4,280,396)	(1,671,806)
Other income (expense)	(3,796,261)	(4,261,307)	(4,689,810)	(1,167,890)	1,030,661
Net income (loss)	$1,683,521	$(11,329,434)	$8,618,039	$(5,448,286)	$(641,145)

Weighted average units outstanding	28,141,942	27,104,625	27,104,625	26,361,406	23,129,554

Net income (loss) per unit — Basic and diluted	$0.06	$(0.42)	$0.32	$(0.21)	$(0.03)

	As of
	October 31,	October 31,	October 31,	October 31,	October 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Assets:
Current assets	$18,254,313	$12,926,672	$27,223,185	$24,382,053	$7,743,428
Property and equipment	89,803,647	98,560,605	103,882,039	108,852,921	60,484,866
Other assets	1,482,617	1,602,000	2,295,586	724,984	550,291
Total assets	$109,540,577	$113,089,277	$133,400,810	$133,959,958	$68,778,585

Current liabilities	$60,034,589	$69,059,726	$23,552,096	$29,712,918	$25,541,399
Long-term debt	4,068,716	4,775,804	59,265,534	62,281,899	3,503,759
Members’ equity	45,437,272	39,253,747	50,583,180	41,965,141	39,733,427
Total liabilities and members’ equity	$109,540,577	$113,089,277	$133,400,810	$133,959,958	$68,778,585

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

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2010.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that was owns and operates a dry mill corn-based, coal fired ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains (DDGS) per year. Production of ethanol and distillers’ grains at the plant began in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains (DGS) locally, and throughout the continental United States. Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2010, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2010, the market price of ethanol and corn were extremely volatile. The price of corn hit a high of $5.86 per bushel in October 2010 and a low of $3.25 in June 2010, while the price of ethanol fluctuated from a high of $2.35 in October 2010 and a low of $1.47 in June 2010.

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

Critical Accounting Estimates

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate.

We reviewed our long-lived assets for impairment at October 31, 2010. As a result of this review and our related analysis, we believe our long-lived assets were not impaired as of October 31, 2010.

We enter forward contracts for corn purchases to supply the plant.  These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential market value losses.  We have estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand at October 31, 2010 where the price of corn exceeds the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses.  Our estimates include various assumptions including the future prices of ethanol, distillers grains and corn. For the years ended 2010, 2009 and 2008 we recognized a lower of cost or market loss of $97,000, $352,000 and $1,628,000.

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2010 and 2009:

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$110,427,482	100.0	$88,304,596	100.0

Cost of Goods Sold	103,690,208	93.9	90,857,247	102.9

Gross Margin	6,737,274	6.1	(2,552,651)	(2.9)

Selling, General, and Administrative Expenses	3,857,492	3.5	4,515,476	5.1

Settlement Income	2,600,000	2.4	—	0.0

Operating Income (Loss)	5,479,782	5.0	(7,068,127)	(8.0)

Other Expense	(3,796,261)	(3.4)	(4,261,307)	(4.8)

Net Income (Loss)	$1,683,521	1.5	$(11,329,434)	(12.8)

Revenues

Ethanol revenues during the period ended October 31, 2010 were approximately $90.9 million, comprising 82% of our revenues compared to $70.4 million during the period ended October 31, 2009, representing 80% of our revenues.

For the year ended October 31, 2010, we sold approximately 53.4 million gallons of ethanol at an average price of $1.70 per gallon. For the year ended October 31, 2009, we sold approximately 46.4 million gallons of ethanol at an average price of $1.52 per gallon.  We believe that the number of gallons of ethanol sold was affected by the plant’s productivity that was impacted by scheduled and unscheduled downtime during the fiscal year 2009, including testing and process changes relating to our air emissions. Further, the price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil.  The price was also affected by federal RFS blending mandates.

We may hedge anticipated ethanol sales through a variety of mechanisms. Our marketers, whether RPMG or C&N, are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.  Losses or gains on ethanol derivative instruments recorded in a particular period are reflected in revenue for that period.  For the years ended October, 31, 2010 and 2009, we recorded a loss of $0.2 million and a gain $0.4 million, respectively, related to ethanol derivative instruments.  There are timing differences in the recognition of losses or gains on derivatives as compared to the corresponding sale of ethanol.  As such, the losses or gains recognized could be associated with related sales in fiscal years 2008, 2009 or 2010.

We expect to see fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard’s blending requirements, the supply is also expected to increase as additional production facilities are completed or return to production. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages, as they were in our fiscal year 2010.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

Total sales of DGS during fiscal years 2010 and 2009 equaled approximately $13.0 million and $12.8 million, respectively, comprising 12% and 14% of our revenues for fiscal years 2010 and 2009, respectively.  In fiscal years 2010 and 2009, we sold approximately 119,000 tons of dried distillers’ grain.  The average price we received for distillers’ grain was approximately $99 per ton in fiscal year 2010 and approximately $107 per ton in fiscal year 2009.

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

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 93.9% and 102.9% for the twelve months ended October 31, 2010 and, 2009, respectively.  The per bushel cost of corn purchased (net of losses realized in fiscal year 2009 for bushels delivered in fiscal 2010) decreased approximately 1% in the twelve months ended October 31, 2010 as compared to the twelve months ended October 31, 2009.  Cost of goods sold includes lower of cost or market adjustments of $0.9 million for the fiscal year ended October 31, 2010, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. The lower of cost or market adjustment for the twelve months ended October 31, 2009 was $5.4 million.  We had a loss related to corn derivative instruments of approximately $1.0 million for the twelve months ended October 31, 2010, which increased cost of sales.  We had a gain related to corn derivative instruments of approximately $1.2 million for the twelve months ended October 31, 2009 that reduced cost of sales.  In summary, lower of cost or market adjustments decreased $4.5 million for the fiscal year ended October 31, 2010 as compared to the fiscal year ended October 31, 2009.  During the same periods, gains on derivatives decreased $2.2 million.  These decreased net costs  combined with the 12% increase in the per gallon sales price of ethanol caused the decrease in the cost of goods sold as a percent of revenues for the twelve months ended October 31, 2010.  Our gross margin (loss) for the twelve months ended October 31, 2010 increased to 6.1% from (2.9%) for the twelve months ended October 31, 2009. We had a positive gross margin in fiscal year 2010 as compared to negative gross margin in fiscal year 2009 due to the increase in ethanol prices; decreased costs of goods sold, relative to revenues; and due to a decrease in losses on forward contracts. In addition, higher production levels in fiscal year 2010 contributed to the positive gross margin experienced in fiscal year 2010.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective.  Through October 31, 2010, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Costs of sales also include expenses directly attributable to the repair and maintenance of the plant.  Cost of sales as a percentage of revenue was higher in fiscal year 2009 as compared to fiscal year 2010 due to increased costs attributable to the repair and maintenance of the plant.  During the third quarter of fiscal year 2009, we incurred costs of approximately $300,000 as part of a five day planned semi-annual shutdown and maintenance procedure.  Upon shutdown, portions of the refractory section of the boiler collapsed.  While there were no injuries sustained, significant additional costs were incurred to secure the refractory, ensure the safety of the workers completing repairs and to complete the repairs.  This added eleven days to the shutdown for a total of sixteen days shutdown during May 2009.

Cost of sales for fiscal year 2010 also reflects the positive impact of an amended railcar leasing agreement we entered into in July 2009.  The terms of the amendment reduce the rail cars under lease by 50 cars and increase the monthly rental amount per remaining rail car until July 1, 2014.   This has resulted in a monthly cash savings of $425 per rail car or $21,250 per month.

We have forward contracts in place for corn purchases of approximately 700,000 bushels through March 2011 which represents approximately 4% of our anticipated purchases in fiscal 2011.   During the fiscal year some forward contracts were above the current market price for corn which resulted in a loss.  Accordingly, we recorded a loss on these purchase commitments of approximately $800,000 for the twelve months ended October 31, 2010.  Of the amount recorded in costs of goods sold, we have realized all $800,000 upon delivery.  The loss, along with a write down of inventory on hand of approximately $100,000, was recorded as a lower of cost or market adjustment on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.  In order to mitigate risk associated with price fluctuations of coal, the Company has entered into coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant.  These expenses were $3.9 million for the twelve months ended October 31, 2010 down 13.3% from $4.5 million for the twelve months ended October 31, 2009.  These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs of approximately $800,000 incurred for environmental emissions testing done and unusual boiler repairs during fiscal 2009.  I ncreased revenue for the fiscal year ended October 31, 2010 positively affected operating expenses as a percentage of revenue as total revenues increased approximately 25%.

Settlement Income

From the settlement on July 2, 2010 of our arbitration proceeding involving Fagen, Inc., we recorded $2.6 million of settlement income from cash and noncash proceeds during the third quarter of fiscal year 2010.  There was no settlement income in fiscal year 2009.

Operating Income

Our income from operations for fiscal year 2010 totaled $5.5 million compared to a loss from operations for fiscal year 2009 of approximately $7.1 million.  We experienced operating income in fiscal year 2010 rather than an operating loss primarily due to positive gross margin in fiscal year 2010 of $6.7 million as compared to a negative gross margin of $2.5 million in fiscal year 2009 and the impact of $2.6 million in settlement income in fiscal year 2010.

Other Income and (Expense)

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2010, which was up slightly as compared to the twelve months ended October 31, 2009, is dependent on the balances outstanding, interest rate fluctuations and default interest accruals.  As of October 31, 2010, debt balances were down 10% as compared to balances at October 31, 2009.  The average 1 month LIBOR rate, applicable to our line of credit with AgStar, was 0.27% for the twelve months ended October 31, 2010 compared to 0.52% for the twelve months ended October 31, 2009.  Balances on our line of credit decreased from $5,000,000 at October 31, 2009 to $3,500,000 outstanding at October 31, 2010.  However, balances on our line of credit had a minimum interest rate of 6% during the twelve months ended October 31, 2010 and there was no minimum interest rate during the twelve months ended October 31, 2009.  Additionally, we accrued 2% in default interest on all of our indebtedness to AgStar beginning February 1, 2010 through July 2, 2010, which added additional expense for the twelve months ended October 31, 2010.  We also accrued the same 2% default interest on all of our indebtedness to AgStar from May 1, 2009 through May 29, 2009.   While interest expense remained rather flat from year to year, fiscal year 2009 included the write-off of loan costs of approximately $445,000 in other expense. Because we have not obtained a waiver from AgStar for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as a current liability. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

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

Revenues

Ethanol revenues during the period ended October 31, 2009 were approximately $70.4 million, comprising 80% of our revenues as compared to $101.8 million for the year ended October 31, 2008 and 78% of our revenue. For the year ended October 31, 2009, we sold approximately 46.4 million gallons of ethanol at an average price of $1.52 per gallon. For the year ended October 31, 2008, we sold approximately 48.4 million gallons of ethanol at an average price of $2.10 per gallon.  We believe that the number of gallons of ethanol sold was affected by the plant’s productivity that was impacted by scheduled and unscheduled downtime during the year, including as a result of testing and process changes relating to our air emissions. Further, the price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil.  Gasoline consumption was volatile during the fiscal year as the price for crude oil fluctuated radically.  The price was also affected by federal RFS blending mandates.

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

At October 31, 2009 we had forward contracts in place for corn purchases of approximately 1.8 million bushel through May 2010 which represented approximately 9% of our anticipated purchases in fiscal 2010.  These corn contract prices were above the current market price for corn at October 31, 2009.  Upon taking delivery under these contracts, we incurred a loss.  Accordingly, we recorded a loss on these purchase commitments of approximately $5.0 million for the twelve months ended October 31, 2009.  Of the amount recorded in costs of goods sold at October 31, 2009, we had realized $3.8 million upon delivery realized the remaining $1.2 million in fiscal 2010.  The loss, along with a write down of inventory on hand of $0.4 million, was recorded as a lower of cost or market adjustment on the statement of operations at October 31, 2009.  The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.  At October 31, 2009, 1.2 million bushel subject to future contracted prices had contracted prices less than current market prices.  Unrealized gains on these contracts have not been recorded. In order to mitigate risk associated with price fluctuations of coal, the Company has entered into coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation.

Operating Expense

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

Other Income and (Expense)

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2009, which is down approximately 16.5% as compared to the twelve months ended October 31, 2008, is dependent on the balances outstanding and on interest rate fluctuations.  As of October 31, 2009, debt balances were down slightly as compared to balances at October 31, 2008.  The average 1 month LIBOR rate for the twelve months ended October 31, 2009 was 0.52% compared to 3.25% for the twelve months ended October 31, 2008.  From May 1, 2009 through May 29, 2009, AgStar added an additional 2.0% in default interest to the interest rate on the outstanding amounts under the Company’s master loan agreement.  Also included in other expense is the write-off of loan costs of approximately $445,000. Because we have not obtained a waiver from AgStar for actual or expected violations of our master loan agreement, our long-term debt with AgStar was classified as a current liability. As such, we wrote-off the remaining loan costs rather than amortizing them over the original contractual term of the loans.

Liquidity and Capital Resources

As of October 31, 2010, we had cash and cash equivalents (other than restricted cash) of approximately $1.5 million, current assets of approximately $18.3 million and total assets of approximately $109.5 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at October 31, 2010 was $53.6 million, consisting of $49.0 million under the term note, $1.1 million under the revolving term note and $3.5 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  Please see “Credit Arrangements — Credit Arrangement with AgStar” for a description of our indebtedness and agreements relating to our indebtedness with AgStar.

At October 31, 2010, we were in default of a covenant of our master loan agreement with AgStar requiring us to maintain a fixed charge ratio of 1.20 to 1.00 or greater. Additionally, we do not expect to be in compliance with one or more covenants of the master loan agreement during fiscal year 2011 without an amendment to the master loan agreement. Our failure to maintain the required fixed charge ratio constitutes an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement. Therefore, we have classified $44.5 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of October 31, 2010 totaled approximately $60.0 million, including $44.5 million of long-term debt reclassified as current liabilities.  Our debt with AgStar remains classified as a current liability based on current and projected violations of debt covenants within the next year.

Under a forbearance agreement dated July 2, 2010 AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  During this forbearance period, we failed to maintain the minimum fixed charge coverage ratio at October 31, 2010, which constituted an event of default under the July 2, 2010 forbearance agreement and entitled AgStar to accelerate payment of all of our indebtedness, among other remedies.

On December 30, 2010, we entered into an amended forbearance agreement under which AgStar agreed it will not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011.

There is no assurance that we will be able to comply with the covenants and obligations of the master loan agreement or that any waiver or amendment to the master loan agreement or that any further forbearance will be provided by AgStar. We have violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010.

Further, there can be no assurance that AgStar will not demand immediate repayment of all $53.6 million in indebtedness outstanding under the master loan agreement at October 31, 2010 or exercise any of its rights as a secured party with respect to the Company’s assets now or in the future should we fail to comply with any covenants in the future. We do not have adequate capital to repay all of the amounts that would become due if AgStar accelerates our obligations under the master loan agreement.  Further, we do not have adequate cash to repay the $3.5 million outstanding on the line of credit at October 31, 2010 when due on March 1, 2011 and intend to request an additional extension of the maturity date of this line of credit beyond March 1, 2011.  There can be no assurance that such an extension will be granted on terms advantageous to us, if at all.  Further, while an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note unless AgStar consents to the advance. While AgStar has consented to make advances in the past, our potential inability to borrow additional funds under the master loan agreement may result in a working capital shortfall.  Our plan to address our need for working capital is to generate capital through increased income and cash flow from our operations, conserve funds by utilizing and reducing corn inventory, reduce operating expenses through cost controls, and to raise additional working capital through obtaining equity investments or incurring additional indebtedness.

In addition, we are required by the December 30, 2010 amended forbearance agreement to obtain additional equity investments on terms and conditions acceptable to AgStar of an amount of not less than $4.5 million on or before March 1, 2011.  The amounts from the additional equity investments must be held in escrow pending certain approvals from AgStar and thereafter, may be used for working capital purposes or, with AgStar’s consent, an engineering and emissions remediation project, not to exceed $1.4 million.  We may also be required to identify and secure capital to refinance our existing indebtedness, repay amounts outstanding on the line of credit at maturity, or repay the full amount of our indebtedness to AgStar if accelerated because of an event of default.

We are currently attempting to raise up to $6.8 million in additional capital from an offering of our units that we began in August 2010. No assurance can be given that additional capital will be obtained in an amount that is sufficient for our needs or in an amount that satisfies the requirements of the amended forbearance agreement.  Further, no assurance can be given that we will be able to raise the required $4.5 million or an amount sufficient to repay our line of credit by March 1, 2011.

If we do not obtain sufficient proceeds from our current equity offering, we will likely seek additional capital by incurring additional indebtedness or from another offering of our equity securities or both.  If we are able to obtain additional capital, the terms will be determined based upon negotiations between us and the lenders or investors.  No assurance can be given that any capital we do receive will be in an amount that is sufficient for our needs, in a timely manner, or on terms and conditions acceptable to us or our members.  The issuance of additional equity in a future offering will dilute and may dilute significantly the equity interests of our unit holders at the time of any such offering.  If we incur any additional indebtedness, we will be further limited in distributions to our unit holders and our unit holders may receive no return on their investment in the event of our liquidation or dissolution.

Moreover, we are considering alternatives and improvements in our operations designed to increase our income and cash flow from operations.  One of these alternatives involves converting our plant from the production of ethanol to the production of another biofuel. No assurance can be given that any alternative that may be available to us will be implemented or that even if implemented, will result in improved financial performance.

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

If we are unable to obtain sufficient capital, we may further curtail our capital expenditures, further reduce our expenses, explore strategic alternatives or suspend or discontinue our operations or sell our assets.  Our ability to comply with the amended forbearance agreement, the covenants of our master loan agreement or make required payments on our debt to AgStar will be impaired if we do not obtain sufficient additional capital, resulting in events of default, acceleration of our indebtedness, seizure by AgStar of assets that secure our indebtedness, loss of control of our business or bankruptcy.

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments. During the twelve months ended October 31, 2010, we used cash to make principal payments of approximately $5.1 million against the term note and to pay down $1.5 million on our line of credit.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31
	2010	2009	2008
Net cash provided by (used in) operating activities	$(602)	$(8,334)	$23,193
Net cash used in investing activities	(119)	(232)	(1,436)
Net cash provided by (used in) financing activities	(940)	395	(13,492)
Net increase (decrease) in cash and equivalents	$(1,661)	$(8,171)	$8,265

During the twelve months ended October 31, 2010, we used $0.6 million in cash for operating activities. This use consists primarily of generating net income of $1.7 million plus non-cash expenses including depreciation and amortization of $5.6 million and cash used to purchase inventory of $6.0 million.

During the twelve months ended October 31, 2010, we used approximately $119,000 for investing activities to pay for capital expenditures and intangibles.

During the twelve months ended October 31, 2010, we used approximately $940,000 from financing activities consisting primarily of payments on our term note of approximately $5.1 million and $1.5 million on the line of credit.  We also generated $4.5 million from member contributions.

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008

During the twelve months ended October 31, 2009, we used $8.3 million in cash for operating activities. This use consists primarily of funding a net loss of $5.2 million exclusive of depreciation and amortization of $6.1 million, and payments for corn under deferred payment agreements and other payables of $3.2 million.

During the twelve months ended October 31, 2009, we used approximately $232,000 for investing activities to pay for capital expenditures and intangibles.

During the twelve months ended October 31, 2009, we generated $395,000 from financing activities consisting primarily of advances on the line of credit of $5.0 million, payments on long term debt of approximately $5.0 million and the release of restricted cash in the amount of $0.4 million.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2010:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$61,587,051	$53,836,562	$4,026,076	$1,106,992	$2,617,421
Operating lease obligations	8,432,240	1,665,510	3,198,805	2,043,325	1,524,600
Purchase obligations (2)	12,394,418	9,314,852	3,079,566	—	—
Total contractual obligations	$82,413,709	$64,816,924	$10,304,447	$3,150,317	$4,142,021

(1)                                 Long-term debt obligations include estimated interest and interest on unused debt.

(2)                                 Purchase obligations primarily include forward contracts for corn and coal.

Off Balance-Sheet Arrangements

We have no off balance-sheet arrangements.

Credit Arrangements

Credit Arrangements with AgStar

We have entered into master loan agreement with AgStar Financial Services, PCA (“AgStar”) under which we have three forms of debt as of October 31, 2010: a term note dated October 1, 2007 in the original principal amount of $59.6 million , a revolving term note dated October 1, 2009 in the original principal amount of $5.0 million, and a line of credit that was renewed on July 2, 2010 for a maximum commitment of $6.75 million.

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

Please see the discussion above in “Liquidity and Capital Resources” regarding our failure to comply with covenants of the master loan agreement and the impact of these covenant violations on our liquidity and capital resources.

Term Note

The term note required interest only payments from November 2007 to April 2008 at the one-month LIBOR plus 3.25%.  In May 2008, we locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to a variable rate based on LIBOR plus 3.25%, which percentage is subject to reduction based upon the ratio of members’ equity to assets. We will make equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the master loan agreement, up to $2.0 million per year to AgStar until we reach a specified financial ratio.

Revolving Term Note

The amount available under the revolving term note is reduced each year by $500,000.  As of October 31, 2010, the maximum amount of the revolving term note was $3,500,000. The applicable interest rate on the revolving note is 3.25% above the one month LIBOR rate. The revolving term note will mature on October 1, 2012. We pay a commitment fee of 0.35% per annum on the unused portion of the revolving term note.

Line of Credit

The revolving line of credit loan is for a maximum commitment of $6,750,000, subject to a defined borrowing base.  By a series of amendments to the master loan agreement with AgStar, the maturity of the revolving line of credit was extended from its original maturity of November 1, 2009 to June 30, 2010.  On July 2, 2010, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit loan with a new maturity date of December 31, 2010 as part of a forbearance agreement also dated July 2, 2010. On December 30, 2010, AgStar also renewed this revolving line of credit loan commitment in an aggregate principal amount outstanding at any one time not to exceed $6,750,000 or 75% of certain accounts receivable and inventory amounts, with a maturity date of March 1, 2011.

Interest accrues on borrowings at the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51%, 3.49% and 5.74% at October 31, 2010, 2009 and 2008, respectively.  We must pay a 0.25% commitment fee on the average daily unused portion of the line of credit.

At October 31, 2010 and 2009, outstanding borrowings on the line of credit were $3.5 million and $5.0 million, respectively. Amounts available under the line of credit are reduced by outstanding standby letters of credit.  We had no outstanding standby letters of credit at October 31, 2010 and 2009, respectively.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2010, there was a total of $3.1 million in outstanding water revenue bonds and we classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note.   Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant.  The balance of this loan at October 31, 2010 was $518,750.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of FASB ASC 815, Derivatives and Hedging.

Interest Rate Risk

We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding variable term note, a revolving term note and a line of credit which bears a variable interest rate.  At October 31, 2010, we had $3.5 million outstanding on our revolving line of credit, however, we may borrow on this line of credit at any time which would expose us to interest rate market risk. The specifics of this note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and finished products ethanol and distillers grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol and corn price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and average ethanol price as of October 31, 2010, net of the forward and future contracts used to hedge our market risk for corn usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2010.  As of October 31, 2010, approximately 3.61% of our estimated corn usage and none of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  Other procurement and sales options including basis or index contracts without a price established on the exchange, for both corn and ethanol, are not included in this analysis.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2010	Approximate Adverse Change to Income

Ethanol	54,000,000	Gallons	10%	$11,232,000
Corn	18,799,000	Bushels	10%	$9,550,000

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Annual Report on Form 10-K beginning at the “F” page noted:

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain a system of “disclosure controls and procedures,” as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

Our Chief Executive Officer, Robert J. Ferguson, and our Chief Financial Officer, Lucas G. Schneider, have evaluated our disclosure controls and procedures as of October 31, 2010. Based upon their review, they have concluded that these controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting the aforementioned evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2010.

(c) Changes in Internal Controls Over Financial Reporting

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management reviews financial statements and bank reconciliations on a monthly basis. These actions help minimize risk of a potential material misstatement occurring.  Subsequent to October 31, 2010, the Interim Chief Financial Officer position was eliminated when the Company’s Senior Accountant was appointed to the position of Chief Financial Officer.  While this change will eliminate the Senior Accountant position and one level of financial review, the Company will continue to utilize its current oversight processes and its remaining staff to provide reasonable assurances regarding the reliability of the Company’s financial statements.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board and Management

Under our member control agreement, our board of governors is to consist of not less than seven nor more than eleven governors, provided that the number of elected governors may not be less than the number of appointed governors.  Currently, our board of governors consists of ten governors.  Governors that are elected by members are divided into three classes, with the term of one class expiring each year and successors to the governors in that class elected for a three-year term.

Under our member control agreement, a member and its affiliates holding nine percent or more of the units outstanding are entitled to appoint one governor to the board for every 9% of our units held.  Project Viking, L.L.C, which holds 29.8% of our outstanding units, has appointed two governors under this provision:  David M. Reinhart and Mathew H. Sederstrom.  An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.  A member that is entitled to appoint one or more governors under the appointment right provided in the member control agreement and such member’s affiliates are not entitled to vote for the election of governors by the members.

Except for the appointment right described above, we know of no arrangements or understandings between a governor and any other person pursuant to which he has been selected as a governor.  There is no family relationship between any of our governors or our executive officers.

Information Regarding Governors

Set forth below is biographical and other information with respect to our current governors.  For governors other than those appointed by Project Viking, set forth below a discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that the person should serve as a governor of Heron Lake BioEnergy at this time.  Heron Lake BioEnergy does not evaluate or otherwise consider the experience, qualifications, attributes or skills of any governor appointed by Project Viking.

Name	Biography and Age
Robert J. Ferguson

Since 1972, Mr. Ferguson has farmed near Heron Lake, Minnesota. Mr. Ferguson was formerly a Jackson County Commissioner and served on the Jackson County Planning and Zoning board and the Prairieland Economic Development board. In addition, Mr. Ferguson is President of Heron Lake Development Corporation. He is a member of the Jackson County Corn and Soybean Associations, and the Heron Lake/ Okabena Community Club. Mr. Ferguson attended Worthington Community College to pursue his associate of arts degree in business administration but just after graduation was drafted by the U.S. Army to serve in the Vietnam War. Mr. Ferguson was an original member of our founding board of governors. Age 62.

Mr. Ferguson is qualified to serve on the HLBE Board because he brings to the Board a keen understanding of our products and industry. Additionally, Mr. Ferguson’s role as our Chief Executive Officer allows him to provide the Board with his unique perspective as a member of management.

David J. Woestehoff

Mr. Woestehoff operates grain farming operations in Belle Plaine, Minnesota and Arlington, South Dakota. Mr. Woestehoff is also the founder and 50% owner of Brewery Hill Grain Company, which operates independent grain elevators in Cleveland and Le Sueur, Minnesota. In 2009, Mr. Woestehoff became president and majority shareholder of Minnesota Valley Grain Company, LLC, which operates commercial grain elevators in LeCenter and Montgomery, Minnesota. Mr. Woestehoff also serves on various committees at First Lutheran Church in Le Sueur, Minnesota. Mr. Woestehoff graduated from the University of Wisconsin in 1990 with a B.S. degree in Agricultural Business and minors in Economics and Animal Science. Mr. Woestehoff was an original member of our founding board of governors. Age 41.

Mr. Woestehoff is qualified to serve on the HLBE Board because of his extensive experience farming and in grain management.

Timothy O. Helgemoe

Mr. Helgemoe is a fifth generation farmer who has been farming with his brother since 1993. In addition to raising corn, soybeans, and custom farming, Mr. Helgemoe has owned and operated Helgemoe Bros, Inc., a local trucking business, since October 1999. Mr. Helgemoe received his B.S. degree with an emphasis in dairy from the University of Minnesota. Mr. Helgemoe was an original member of our founding board of governors. Age 44.

Mr. Helgemoe’s background in farming and in business qualify him to serve on the Board of Heron Lake BioEnergy.

Name	Biography and Age
Doug Schmitz

Mr. Schmitz attended Willmar Community College in Willmar, Minnesota, and majored in Ag Business. Doug is a third generation farmer who has been farming with his brother since 1988. In addition to agriculture, Mr. Schmitz owns and operates Schmitz Grain, Inc., which was purchased from his father in 1991. Schmitz Grain has three locations in southwestern Minnesota and provides services to area farmers in grain merchandising, custom drying, feed sales, seed sales and fertilizer and chemical application. He also currently serves on the board of two privately-held companies: Agri-Tech Systems, Inc. located in Las Vegas, Nevada, and United Ag Resources of Slayton, Minnesota. Age 48.

Mr. Schmitz’ extensive experience in grain procurement, management, storage and risk management strategies qualify him for service on the Board.

Robert J. Wolf

Since 1994, Mr. Wolf has owned and operated County Seed, Inc. He is currently a director of the Nobles County Corn & Soybean Association, and is a member of the Minnesota Corn Growers Association and Minnesota Soybean Association. He is a Certified Crop Advisor and a member of Knights of Columbus. Mr. Wolf received an Associate of Arts Degree in Ag Business from Worthington Community College in Worthington, Minnesota. Age 58.

Mr. Wolf’s extensive background in farming and our industry qualify him to serve on our Board.

David J. Bach

Mr. Bach was raised on a family farm and has been farming full-time since 2001. From 1987 to 2001, Mr. Bach was employed at Pillsbury/Green Giant in Le Sueur, Minnesota. During his time at Pillsbury/Green Giant, Mr. Bach held primarily supervisory positions and was most recently the Ag Research Station Coordinator. He graduated from the University of Minnesota in St. Paul with a B.S. degree in Agronomy. Age 50.

Mr. Wolf is qualified to serve on our Board because of his farming and business experience.

Michael S. Kunerth

Mr. Kunerth has operated a corn and soybean farm in Brewster, Minnesota since 1990. Since 1992, Mr. Kunerth has also operated a retail seed service business. From 1994 to 2008, Mr. Kunerth also served as the Clerk of Graham Lakes Township. He holds a B.S. Degree in Business Management from St. John’s University, Collegeville, Minnesota. Mr. Kunerth was an original member of our founding board of governors. Age 43.

Mr. Kunerth’s experience in business and particularly his experience managing the financial aspects of business qualify him to serve on the Board of Heron Lake BioEnergy.

Milton J. McKeown

From 1991 to his retirement in October 2006, Mr. McKeown managed the Heron Lake Insurance Agency. While he is currently retired, Mr. McKeown is active in community affairs. Mr. McKeown graduated from Dakota State University with a B.S. degree in Industrial Arts. Mr. McKeown was an original member of our founding board of governors. Age 65.

With his background in insurance and understanding of business management, Mr. McKeown brings expertise to our board in both risk management and business operations.

Name	Biography and Age
David M. Reinhart Appointed by Project Viking

Since 1975, Mr. Reinhart has operated family-owned supermarkets in Guthrie Center, Panora, and Stuart, Iowa. Mr. Reinhart serves as a board member of five privately-held ethanol production companies: CORN, LP in Goldfield, Iowa; Big River Resources, LLC in West Burlington, Iowa; Amaizing Energy in Denison, Iowa; and Platinum Ethanol, LLC in Arthur, Iowa. Mr. Reinhart graduated from Iowa Central Community College with an Associate’s Degree in Business and from the University of South Dakota with a Bachelor of Science degree in Education. Mr. Reinhart has served as a governor since 2007. Age 61.

Matthew H. Sederstrom Appointed by Project Viking	Mr. Sederstrom joined Fagen, Inc. in 2001 as a project developer for fuel ethanol facilities. Mr. Sederstrom was appointed to our board by Project Viking, L.L.C. on February 15, 2010. Age 37.

The terms of Robert J. Ferguson, David J. Woestehoff and Timothy O. Helgemoe expire at the Annual Meeting of Members to be held in 2011.  The terms of Doug Schmitz, Robert J. Wolf and David J. Bach expire at the Annual Meeting of Members to be held in 2012. The terms of Michael S. Kunerth and Milton J. McKeown expire at the Meeting to be held in 2013.

Information Regarding Officers

Set forth below is biographical and other information regarding Lucas G. Schneider, our Chief Financial Officer.  Information about Mr. Robert J. Ferguson, our President and Chief Executive Officer and also a governor, may be found above under the heading “Information Regarding Governors.”

Mr. Schneider, age 29, served as the Senior Accountant of the Company since November 2008, during which time he was responsible for the Company’s corporate accounting and SEC reporting functions.  From March 2008 to November 2008, Mr. Schneider served as a Staff Accountant with the Company.  Prior to joining the Company, Mr. Schneider was a Staff Accountant at Gerber and Haugen, an accounting firm located in Slayton, Minnesota, from April 2007 to March 2008.  From August 2004 to April 2007, Mr. Schneider was a Staff Accountant at M L Grams & Associates, an accounting firm located in Westbrook, Minnesota.  Mr. Schneider holds a Bachelor of Science degree from Southwest Minnesota State University in Marshall, Minnesota.

Committees of the Board

We currently have four separate standing committees: the Audit Committee, the Compensation Committee, the Nomination and Governance Committee, and the Marketing and Risk Management Committee.

Our board of governors has adopted written charters for the Audit Committee, the Compensation Committee, and the Nomination and Governance Committee.  Copies of the charter of each of these committees are available on our website at www.heronlakebioenergy.com by following the link to “Board of Governors.” The composition and function of the committees of the board are set forth below.

Compensation Committee.  Currently, the Compensation Committee consists of three governors: David J. Bach (Chair), Michael S. Kunerth, and David M. Reinhart.  The Compensation Committee oversees our compensation and employee benefit plans and practices, including any executive compensation plans, governor compensation plans and incentive compensation and equity-based plans.

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

Audit Committee.  Currently, the Audit Committee consists of five governors: Michael S. Kunerth (Chair), David M. Reinhart, Robert J. Wolf, David J. Bach, and Milton J. McKeown.  The Audit Committee assists the board in fulfilling its oversight responsibility for (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls, (2) the performance of our internal audit function, (3) the annual independent integrated audit of our consolidated financial statements and internal control over financial reporting and (4) our compliance with legal and regulatory requirements, including our disclosure controls and procedures. The duties and responsibilities of the Audit Committee include the engagement of our independent registered public accounting firm and the evaluation of our accounting firm’s qualifications, independence and performance.

In January 2010, the board of governors reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any governor serving on the Audit Committee would qualify as an “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission.  Based upon that review, the board of governors determined that no governor qualifies as an audit committee financial expert, but that the Audit Committee as a whole has sufficient experience and education to perform its duties.

Marketing and Risk Management Committee.  Currently, the Marketing and Risk Management Committee consists of four governors: Doug Schmitz (Chair), David J. Woestehoff, Timothy O. Helgemoe, and Dave Reinhart.  The Marketing and Risk Management committee assists the board and our management to, among other things, enhance our profitability and manage commodity price risk, by establishing appropriate policies and strategies for grain procurement, marketing of ethanol and distillers grains, and managing enterprise risk.

Board Nominations and Diversity Considerations

The Nomination and Governance Committee will consider candidates for board membership suggested by members of that committee, other governors, as well as management and members.  The committee has not adopted minimum qualifications that nominees must meet in order for the committee to recommend them to the board of governors, as the committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account our needs and the needs of the board of governors. The Nomination and Governance Committee evaluates each prospective nominee against the standards and qualifications set out in our Governance Guidelines, including:

•                                          Background, including demonstrated high personal and professional ethics and integrity, and the ability to exercise good business judgment and enhance the board’s ability to manage and direct our affairs and business;

•                                          Commitment, including the willingness to devote adequate time to the work of the board and its committees, and the ability to represent the interests of all members and not a particular interest group;

•                                          Board skills needs, in the context of the existing makeup of the board, and the candidate’s qualification as independent and qualification to serve on board committees;

•                                          Diversity, in terms of knowledge, experience, skills, expertise, and other demographics which contribute to the board’s diversity; and

•                                          Business experience, which should reflect a broad experience at the policy-making level in business, government and/or education.

The Nomination and Governance Committee also considers such other relevant factors, as it deems appropriate. The committee will consider persons recommended by the members in the same manner as other nominees.

While the Nomination and Governance Committee does not have a formal policy with respect to diversity, the Nomination and Governance Committee does consider how each director contributes to the diversity of the Board in terms of knowledge, experience, skills, expertise, and other demographics and the overall mix of the directors’ backgrounds.

The Nomination and Governance Committee will consider written proposals from members for nominees for governor. Any such nominations should be submitted to the Nomination and Governance Committee in care of the board secretary of Heron Lake BioEnergy and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a governor if elected); (b) the name and record address of the member and of the beneficial owner, if any, on whose behalf the nomination will be made, and (c) the number of units owned by the member and beneficially owned by the beneficial owner, if any, on whose behalf the nomination will be made.  As to each person the member proposes to nominate, the written notice must also state: (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person and (c) the number of units beneficially owned by the person.  To be considered, the written proposals from members for nominees for governor must be received by us within the timeframes required by the proxy rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our governors, officers and persons who own more than 10% of our units to file reports of ownership and changes in ownership in our units with the Securities and Exchange Commission, and to furnish us with copies of the reports. Based on our review of such reports, we believe that our governors, officers and owners of 10% or more of our units timely filed all required Section 16(a) reports during our fiscal year ended October 31, 2010.

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

ITEM 11.                                              EXECUTIVE COMPENSATION

Employment Arrangements with Named Executive Officers

Robert J. Ferguson has served as the President of our board since our inception and until September 1, 2007, Mr. Ferguson acted as our Chief Executive Officer through his position as board President.  On September 1, 2007, we hired Robert J. Ferguson as an employee to serve as our Chief Executive Officer and entered into an employment agreement with him.  Until September 1, 2008, he served under an employment agreement and currently serves at the pleasure of the board.  Mr. Ferguson is currently paid an annual base salary of $124,800 on a bi-weekly basis and is eligible to participate in any bonus to employees at the discretion of the board of governors.

Effective November 25, 2008, we entered a letter agreement with CFO Systems, LLC and Brett L. Frevert. Under the letter agreement, CFO Systems provided financial and consulting services to us at a rate of $130 per hour. The consulting services included providing day-to-day leadership and oversight for our finance department; CFO-level expertise in areas such as the annual audit, SEC filings, reports to members, lender reporting and tax filings; and strategic planning, forecasting, and budgeting. In connection with the letter agreement, Mr. Frevert agreed to serve as our Interim Chief Financial Officer.  Following fiscal year 2010, we terminated this letter agreement effective December 1, 2010 and Mr. Frevert’s service as our Interim Chief Financial Officer terminated concurrently with the termination of the letter agreement.  Lucas G. Schneider was appointed as our Chief Financial Officer effective December 1, 2010 with an annual base salary of $72,500.

Our agreements with Messrs. Ferguson and Frevert do not provide for severance or any other compensation following termination of the employment or services.

Compensation Discussion and Analysis

The following discussion and analysis describes the Company’s compensation objectives and policies as applied to Robert J. Ferguson, our President and Chief Executive Officer.

Brett L. Frevert of CFO Systems served as our Interim Chief Financial Officer during fiscal year 2010.  Because Mr. Frevert was hired on an interim basis through his firm, our Compensation Committee did not and did not attempt to apply overarching compensation objectives and policies to his compensation.  The arrangement with Mr. Frevert and CFO Systems, which is described above, was negotiated separately with CFO Systems as the Company would negotiate any other arrangement with a specialty service provider or consultant.  Accordingly, this Compensation Discussion and Analysis section does not discuss or analyze the compensation arrangements involving or the compensation paid to Mr. Frevert.

In determining compensation for the Chief Executive Officer, the Compensation Committee sometimes solicits input from our human resources personnel, primarily relating to benefit programs and local labor market conditions.  The Chief Executive Officer is not present during deliberations or determination by the Compensation Committee or the Board of his compensation.

The Compensation Committee’s philosophy is to provide a competitive level of compensation that is consistent with the Company’s budget, financial performance, and local labor market conditions.  Based upon this philosophy, the Compensation Committee has determined that the Chief Executive Officer’s compensation should consist of base salary and benefits to which our other employees are eligible. The Compensation Committee set Mr. Ferguson’s annual base salary at $124,800 per year for fiscal year 2010, which it believed was appropriate based upon Mr. Ferguson’s responsibilities, the feedback from Mr. Ferguson’s review, and information provided by our human resources personnel.  Mr. Ferguson is also eligible to participate in any cash bonus to which our other employees are eligible in the discretion of the Board.  The Board did not award any discretionary bonus in fiscal year 2010 to Mr. Ferguson or other employees of HLBE.  After weighing the complexities in designing and administering equity compensation programs and cash performance-based compensation programs and the limited benefits these other programs would offer as tools to compensate the Chief Executive Officer, the Compensation Committee determined not to use any equity or cash performance-based compensation for fiscal year 2010 compensation.

Report of the Compensation Committee

The following report of the Compensation Committee shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K for the year ended October 31, 2010 entitled Compensation Discussion and Analysis (the “CD&A”) with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Directors that the CD&A be included in this Annual Report on Form 10-K for the year ended October 31, 2010 for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Directors

David J. Bach (Chair), Michael S. Kunerth, and David M. Reinhart

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during fiscal years 2010 and 2009 for (i) Robert J. Ferguson, who was our Chief Executive Officer in fiscal years 2010 and 2009 and (ii) Brett L. Frevert, who served as our Interim Chief Financial Officer in fiscal year 2009 beginning on November 25, 2008 and for all of fiscal year 2010 (together referred to as our “named executive officers”). There were no other executive officers of our company in fiscal year 2010.

	Fiscal		All Other Compensation
Name and Principal Position	Year	Salary ($)	($)	Total ($)
Robert J. Ferguson (1)	2010	$124,800	—	$124,800
Chief Executive Officer	2009	$124,800	—	$124,800

Brett L. Frevert (2)	2010	—	$138,267	$138,267
Interim Chief Financial Officer	2009	—	$162,006	$162,006

(1)          Salary for Mr. Ferguson represents amounts other than board meeting fees and additional fees for service as the board President paid to Mr. Ferguson. For an explanation of compensation paid to Mr. Ferguson in fiscal year 2010 for his services as our governor and an officer of the board, please see below entitled “Governor Compensation.”

(2)          Mr. Frevert began serving as our Interim Chief Financial Officer effective November 25, 2008 when we entered into a letter agreement with CFO Systems, LLC relating to his service.  All other compensation for Mr. Frevert represent amounts paid to CFO Systems, LLC for Mr. Frevert’s services as our Interim Chief Financial Officer in the fiscal year.  See “Employment Arrangements with Named Executive Officers” for a description of the arrangements with CFO Systems, LLC.

Governor Compensation

For fiscal year 2010 service, each governor received $1,500 per full quarter of board service, $250 for each board meeting attended (whether in person or telephonic), $250 for each committee meeting attended in person and $200 for each special meeting attended in person.  Mr. Ferguson, the board president and our Chief Executive Officer, received the same retainer and per meeting fees as the other non-employee governors.  Members of our board of governors are also reimbursed for reasonable expenses included in carrying out their duties as governors, including mileage reimbursement for travel to meetings.

Also for fiscal year 2010, governors received an additional quarterly retainer for holding board officer positions, as follows: board president, $2,500 per quarter; board vice president, $2,250 per quarter; board treasurer, $2,000 per quarter; board secretary, $1,750 per quarter.  Each officer of the board receives an additional $250 for each meeting of the board attended either in person or telephonically. For fiscal year 2010, Robert J. Ferguson served as the president of the board; Doug Schmitz served as the vice president of the board; Michael S. Kunerth served as the treasurer of the board; and David J. Woestehoff served as secretary of the board.

The following table shows for fiscal year 2010 the total compensation paid by us to each of our governors:

Name	Fees Earned or Paid in Cash ($) (1)
Robert J. Ferguson	$11,800
Doug Schmitz	$12,725
Michael S. Kunerth	$11,300
David J. Woestehoff	$11,300
David J. Bach	$8,850
Timothy O. Helgemoe	$9,250
Milton J. McKeown	$9,250
Robert J. Wolf	$8,600
David M. Reinhart	$8,750
Fagen, Inc. (2)	$1,200

(1)          Represents cash retainers and meeting fees for fiscal year 2010 as described above and total compensation to each governor.

(2)          Represents amounts paid by us to Fagen, Inc., an affiliate of Project Viking, L.L.C., in respect of the services of Matthew H. Sederstrom during fiscal year 2010 from his appointment by Project Viking on February 15, 2010 and in respect of the services of Chad A. Core during fiscal year 2010 from November 1, 2009 to his replacement on February 15, 2010.  Each of Messrs. Sederstrom and Core was separately compensated by Fagen, Inc. for his service on our board.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of January 21, 2011 with respect to our units beneficially owned by (i) each governor, (ii) each person known to us to beneficially own more than 5% percent of our units, (iii) each of the named executive officers, and (iv) all current executive officers and governors as a group. The beneficial ownership percentages are based on 30,208,074 units issued and outstanding as of January 21, 2011.

Unless otherwise indicated and subject to community property laws where applicable, each unit holder named in the table below has sole voting and investment power with respect to the units shown opposite such unit holder’s name. Each holder may be reached at our offices in Heron Lake, Minnesota.

	Units Beneficially Owned
Name	Number	Percent

Holders of More Than 5% of Units
Project Viking, L.L.C. (1)	9,005,949	29.8%

	Units Beneficially Owned
Name	Number	Percent
Governors and Officers

Robert J. Ferguson (2)(3)(4)	147,250	*
Doug Schmitz (2)(5)	208,000	*
Michael S. Kunerth (2)(6)	126,000	*
David J. Woestehoff (2)(7)	320,625	1.1%
David J. Bach (2)(8)	101,750	*
Timothy O. Helgemoe (2)(9)	61,500	*
Milton J. McKeown (2)(10)	87,000	*
Robert J. Wolf (2)(11)	66,000	*
David M. Reinhart (2)(12)	—	*
Matthew H. Sederstrom (2)(12)	—	*
Brett L. Frevert (3)(13)	—	*
All current executive officers and governors as a group (11 persons)	1,118,125	3.7%

* Indicates ownership of less than 1%.

(1)

Based on an Amendment No. 2 to Schedule 13D filed on December 3, 2010 by Project Viking, L.L.C., Roland J. (Ron) Fagen and Diane K. Fagen. Mr. Fagen and Mrs. Fagen each hold 50% of the voting membership interests of Project Viking, L.L.C.

(2)	Serves as a governor.

(3)	Named executive officer.

(4)	Includes 126,250 units owned jointly by Mr. Ferguson and his spouse and 21,000 units owned by son who resides with Mr. Ferguson.

(5)

Includes 25,000 units owned by Doug Schmitz, 10,500 units owned by Mr. Schmitz and his spouse, 25,000 units owned by Mr. Schmitz’s spouse, and 147,500 units owned by Schmitz Grain Inc., which is controlled by Doug Schmitz.

(6)

Includes 63,000 units owned by the Michael Kunerth Trust under agreement dated July 18, 2006, and 63,000 units owned by the Dawn Kunerth Trust under agreement dated July 18, 2006. Mr. Kunerth and his spouse are trustees of each of these trusts.

(7)	All units are owned jointly by Mr. Woestehoff and his spouse.

(8)	All units are owned jointly by Mr. Bach and his spouse.

(9)	Includes 15,000 units owned by Mr. Helgemoe’s spouse, 25,000 units owned jointly by Mr. Helgemoe and his spouse, and 21,500 units owned jointly by Mr. Helgemoe’s spouse and Mr. Helgemoe’s brother.

(10)	All units are owned jointly by Mr. McKeown and his spouse.

(11)	All units are owned jointly by Mr. Wolf and his spouse.

(12)	Appointed as a governor by Project Viking, L.L.C.

(13)	Mr. Frevert ceased serving as our Interim Financial Officer on November 24, 2010 when Lucas G. Schneider was appointed as our Chief Financial Officer.

ITEM 13.                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions in Fiscal Year 2010

In fiscal year 2010 ending October 31, 2010, we have not entered into any transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest, except as described below.

Corn Transactions. During fiscal year 2010, we bought grain from related persons on the same basis as we buy grain from un-related parties. During fiscal year 2010, we purchased approximately $0.4 million in grain from Robert J. Ferguson, and approximately $19.1 million in grain from Schmitz Grain, Inc. Robert J. Ferguson is our governor and our Chief Executive Officer.  Schmitz Grain, Inc. is controlled by Doug Schmitz, our governor.

Resolution of Arbitration with Fagen.  During fiscal year 2010, we resolved our dispute with Fagen relating to our design-build agreement. On July 2, 2010, HLBE, Fagen and ICM, Inc. (“ICM”) entered into a mutual release and settlement agreement relating to the arbitration we commenced in September 2009 in which we asserted claims against Fagen based on the design-build agreement for our ethanol plant.  ICM joined in the arbitration action, but no claims against ICM, or answers, defenses, counterclaims or cross-claims by ICM, had been filed as of the date the settlement agreement was entered into.  Under the terms of the settlement agreement, Fagen made a one-time cash payment to us, and released its claims to other amounts it claimed were owed by us under the design-build agreement.  In the settlement agreement, each party provided the other with full releases of all claims in the arbitration, relating to our ethanol plant, or relating to the design-build agreement, except for certain claims arising under the ICM license agreement, which license agreement continues in full force and effect following the settlement agreement.  The arbitration action, and the respective asserted and unasserted claims of HLBE, Fagen and ICM, were dismissed with prejudice.

In addition, one of the conditions to the effectiveness of the settlement agreement was the release of Roland J. Fagen by AgStar Financial Services, PCA from claims relating to and his obligations under his personal guaranty of $3.74 million of the our indebtedness to AgStar Financial Services, PCA under the our master loan agreement.  The effective date of the settlement agreement was July 2, 2010.

Unit Purchase by Project Viking. On July 2, 2010, we entered into a subscription agreement with Project Viking, L.L.C.  Under the subscription agreement, Project Viking purchased from us and we sold to Project Viking 3,103,449 of our units at a price per unit of $1.45 for total gross proceeds to us of $4,500,001.05.  We agreed that $1.45 per unit will be the price per unit for any additional equity raised in any member offering commenced on or before December 31, 2010.  The purchase price for the units was paid on July 2, 2010, and the units were issued to Project Viking effective July 2, 2010.  All proceeds from the sale of the units to Project Viking were used to reduce the principal balance of our revolving line of credit note with AgStar Financial Services, PCA.

Process for Review, Approval or Ratification of Transactions with Related Persons

The charter of our Audit Committee provides that the Audit Committee is responsible for reviewing and approving the terms and conditions of all of transactions we enter into in which an officer, governor or any member holding greater than 5% or any affiliate of these persons has a direct or indirect material interest.  Our Code of Business Conduct and Ethics, which is applicable to all of our employees and governors, also prohibits our employees, including our executive officers, and our governors from engaging in conflict of interest transactions.  Requests for waivers by our executive officers and governors from the provisions of, or requests for consents by our executive officers and governors under, our Code of Business Conduct and Ethics must be made to the Audit Committee.

In addition, in December 2007, we adopted a formal related person transaction approval policy, which sets forth our policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the Securities and Exchange Commission.  Our policy applies to any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which our company is a participant and in which a related person has a direct or indirect interest.  Through the policy, the Audit Committee has also identified and pre-approved certain transactions with related persons, including:

•                  employment and compensation of our executive officers or governor compensation, if required to be reported in under the disclosure requirements of the Securities and Exchange Commission;

•                  payment of ordinary expenses and business reimbursements;

•                  transactions with another company in which the related party’s only relationship is as a non-executive officer, employee, governor/director or beneficial owner of less than 10% of the other company’s voting equity and in which the dollar amount does not exceed the greater of $100,000 or 2% of the other company’s total revenues;

•                  any transaction with another company controlled by a related party or with a related party for the purchase by us of corn where (A) the amount of corn sold in the transaction does not exceed 200,000 bushels; (B) the contract for delivery of the corn specifies a delivery date of not more than sixty (60) days from the date of the contract; (C) the price per bushel is fixed at the time of the contract; and (D) where the amount paid per bushel or other material terms of the transaction are based on consideration or criteria generally applicable to other sellers of corn of a like quality and quantity, given the conditions of the grain markets at the time of sale;

•                  charitable contributions in which the dollar amount does not exceed $100,000 or 2% of the charitable organization’s receipts if the related party’s only relationship is as a non-executive officer, employee or a governor/director;

•                  payments made under our articles of organization, member control agreement, insurance policies or other agreements relating to indemnification;

•                  transactions in which our members receive proportional benefits; and

•                  transactions that involve competitive bid, banking transactions and transactions where the terms of which are regulated by law or governmental authority.

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

The Audit Committee may, in its sole discretion, approve or deny any related person transaction.  Approval of a related person transaction may be conditioned upon our company and the related person taking such precautionary actions, as the Audit Committees deems appropriate.

Board and Committee Independence

The board of governors undertook a review of governor independence in January 2010 as to nine of the ten governors then serving.  The board did not review the independence of Matthew H. Sederstrom due to lack of information.  As part of that process, the board reviewed all transactions and relationships between the governor (or any member of his immediate family) and Heron Lake BioEnergy, its executive officers and its auditors, and other matters bearing on the independence of governors. In particular, the board reviewed corn transactions by governors or their affiliates in relationship to the governor’s ability to exercise independent judgment.

Although our units are not listed on any stock exchange, the board of governors is required to select and apply the independence standards of a stock exchange. For the purposes of determining the independence of our governors and committee members, the board of governors selected the Nasdaq Listing Rules. This is also the definition used for “independence” for the purposes of determining eligibility of governors to serve on committees.

As a result of its review, the board of governors affirmatively determined that Michael S. Kunerth, David J. Bach, Timothy O. Helgemoe, Milton J. McKeown, and Robert J. Wolf are independent according to the “independence” definition of the Nasdaq Listing Rules.  The board of governors did not make an independence determination with respect to Matthew H. Sederstrom.

Robert J. Ferguson is not “independent” under the Nasdaq Listing Rules because he served as our Chief Executive Officer in fiscal year 2010, and sold a significant amount of grain to us in our fiscal year 2010.  Mr. Schmitz is also not independent because his affiliated company, Schmitz Grain, sold a significant amount of grain to us in fiscal year 2010. Mr. Reinhart is not independent because he is the brother of Diane Fagen, a principal shareholder in Fagen, Inc.  We have significant transactions with Fagen, Inc. as described elsewhere in this Item 13. The charters of the Audit Committee, Compensation Committee, and Nomination and Governance Committee also established separate criteria for eligibility to serve as a member of those committees, which are discussed below.

The charter of the Audit Committee requires that the Audit Committee be comprised of three members, a majority of whom must be “independent” under the Nasdaq Listing Rules.  A majority of the members must also be non-executive governors, free from any relationship that would interfere with the exercise of independent judgment and “independent” as defined by the applicable rules and regulations of the Securities and Exchange Commission.  Moreover, all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the committee must have accounting or related financial management expertise. The board of governors determined that the membership of the Audit Committee meets the requirements of its charter.

The charter of the Compensation Committee requires that this committee consist of no fewer than two members.  A majority of members of the Compensation Committee must satisfy the independence requirements of the Nasdaq Listing Rules, Section 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code of 1986.  A majority of the members of our Compensation Committee meet these requirements.

The charter of the Nomination and Governance Committee requires that this committee consist of at least two members, a majority of whom must satisfy the independence requirements of the Nasdaq Listing Rules. The membership of our Nomination and Governance Committee meets the requirements of its charter.

ITEM 14.                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees and Services

Boulay, Heutmaker, Zibell & Co. P.L.L.P. (“BHZ”) served as our independent registered public accounting firm for the fiscal year ended October 31, 2010.  The following is an explanation of the fees billed to us by BHZ for professional services rendered for the fiscal years ended October 31, 2010 and October 31, 2009, which totaled $173,870 and $183,289 respectively.

Audit Fees. The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our reports with the Securities and Exchange Commission, or other services normally provided by BHZ in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2010 and October 31, 2009 totaled $149,300 and $169,758, respectively.

Audit-Related Fees. The aggregate fees billed to us for professional services for assurance and related services by Boulay, Heutmaker, Zibell & Co. P.L.L.P. that were reasonably related to the performance of the audit or review of our financial statements and were not reported above under “Audit Fees” for the fiscal year ended October 31, 2010 were $10,330 which includes fees related to equity transaction, contractor settlement, and internal control compliance.  There were no audit-related fees not included with audit fees for the fiscal year ended October 31, 2009.

Tax Fees. The aggregate fees billed to us by BHZ for professional services related to tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2010 and October 31, 2009 totaled $14,240 and $13,531, respectively.

All Other Fees. For the fiscal year ended October 31, 2010 and October 31, 2009, there were no fees billed to us by BHZ for professional services or products not previously disclosed.

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

All of the services described above for fiscal year 2010 were pre-approved by the Audit Committee or a member of the committee before Boulay, Heutmaker, Zibell & Co. P.L.L.P. was engaged to render the services.

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

Dated: January 21, 2011

HERON LAKE BIOENERGY, LLC

	By:	/s/ Robert J. Ferguson
Robert J. Ferguson, Chief Executive Officer
(principal executive officer)

Each person whose signature appears below hereby constitutes and appoints Robert J. Ferguson and Lucas G. Schneider, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on January 21, 2011.

/s/ Robert J. Ferguson	Chief Executive Officer and President
Robert J. Ferguson	(principal executive officer), Governor

/s/ Lucas G. Schneider	Chief Financial Officer (principal
Lucas G. Schneider	financial and accounting officer)

/s/ Doug Schmitz	Governor
Doug Schmitz

/s/ Michael S. Kunerth	Governor
Michael S. Kunerth

/s/ David J. Woestehoff	Governor
David J. Woestehoff

/s/ David J. Bach	Governor
David J. Bach

/s/ Timothy O. Helgemoe	Governor
Timothy O. Helgemoe

/s/ Milton J. McKeown	Governor
Milton J. McKeown

/s/ David M. Reinhart	Governor
David M. Reinhart

/s/ Matthew H. Sederstrom	Governor
Matthew H. Sederstrom

/s/ Robert J. Wolf	Governor
Robert J. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Heron Lake BioEnergy, LLC and Subsidiary

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2010.  Heron Lake BioEnergy, LLC and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiary as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred negative operating cash flows of approximately $0.6 million for the fiscal year ending October 31, 2010.  The Company was also out of compliance of its master loan agreement and reclassified the long term debt related to this agreement to current liabilities.  If the right to accelerate the maturity of the debt outstanding under the master loan agreement or the line of credit were to be exercised, the Company will not have adequate available cash to repay the amounts currently outstanding.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota
January 21, 2011

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2010	October 31, 2009

ASSETS
Current Assets
Cash and equivalents	$1,523,318	$3,184,074
Restricted cash	972,224	340,644
Accounts receivable	5,017,229	4,439,701
Inventory	10,637,023	4,752,117
Prepaid expenses	104,519	210,136
Total current assets	18,254,313	12,926,672

Property and Equipment
Land and improvements	12,208,498	12,574,760
Plant buildings and equipment	94,480,582	97,332,591
Vehicles and other equipment	620,788	604,783
Office buildings and equipment	605,431	618,437
	107,915,299	111,130,571
Accumulated depreciation	(18,111,652)	(12,569,966)
	89,803,647	98,560,605

Other Assets
Restricted cash	395,982	718,790
Other intangibles	451,643	488,010
Debt service deposits and other	634,992	395,200
Total other assets	1,482,617	1,602,000

Total Assets	$109,540,577	$113,089,277

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2010	October 31, 2009

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$913,492	$—
Line of credit	3,500,000	5,000,000
Current maturities of long-term debt	50,830,571	55,224,183
Accounts payable:
Trade accounts payable	2,852,083	2,466,040
Trade accounts payable - related party	955,137	714,115
Construction payable - related party	—	3,839,413
Accrued expenses	881,215	566,481
Lower of cost or market accrued expense	707	1,249,495
Derivative instruments	101,388	—
Total current liabilities	60,034,593	69,059,727

Long-Term Debt, net of current maturities	4,068,716	4,775,804

Commitments and Contingencies

Members’ Equity, 30,208,074 and 27,104,625 Class A units outstanding at October 31, 2010 and October 31, 2009, respectively	45,437,268	39,253,746

Total Liabilities and Members’ Equity	$109,540,577	$113,089,277

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Revenues	$110,427,482	$88,304,596	$131,070,642

Cost of Goods Sold
Cost of goods sold	102,786,513	85,448,407	105,660,541
Lower of cost or market adjustment	903,695	5,408,840	8,751,000
Total Cost of Goods Sold	103,690,208	90,857,247	114,411,541

Gross Profit (Loss)	6,737,274	(2,552,651)	16,659,101

Operating Expenses	(3,857,492)	(4,515,476)	(3,351,252)

Settlement Income	2,600,000	—	—

Operating Income (Loss)	5,479,782	(7,068,127)	13,307,849

Other Income (Expense)
Interest income	43,179	78,320	84,078
Interest expense	(4,048,634)	(4,014,448)	(4,807,965)
Write off of loan costs	—	(444,985)	—
Other income	209,194	119,806	34,077
Total other expense, net	(3,796,261)	(4,261,307)	(4,689,810)

Net Income (Loss)	$1,683,521	$(11,329,434)	$8,618,039

Weighted Average Units Outstanding - Basic and Diluted	28,141,942	27,104,625	27,104,625

Net Income (Loss) Per Unit - Basic and Diluted	$0.06	$(0.42)	$0.32

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Changes in Members’ Equity

Balance - October 31, 2007	41,965,141

Net income for the year ended October 31, 2008	8,618,039

Balance - October 31, 2008	50,583,180

Net loss for the year ended October 31, 2009	(11,329,434)

Balance - October 31, 2009	39,253,746

Capital Issuance — 3,103,449 Class A units, $1.45 per unit, July 2010	4,500,001

Net income for the year ended October 31, 2010	1,683,521

Balance - October 31, 2010	$45,437,268

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Cash Flow From Operating Activities
Net income (loss)	$1,683,521	$(11,329,434)	$8,618,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,578,053	5,645,311	5,688,300
Amortization of loan costs included with interest expense	—	22,143	—
Write off of loan costs	—	444,985	—
Lower of cost or market adjustment	903,695	5,408,840	8,751,000
Unrealized (gains) losses on derivative instruments	193,590	—	(678,713)
(Gain)/loss on disposal of assets	—	(38,301)	3,317
Non-cash settlement income	(500,000)	—	—
Change in operating assets and liabilities:
Restricted cash	(631,580)	1,021,767	(803,383)
Accounts receivable	(577,528)	(1,071,625)	(1,413,950)
Inventory	(5,981,727)	4,529,174	7,729,607
Derivative instruments	(92,202)	750,172	(257,695)
Prepaid expenses and other	(59,135)	406,505	(491,783)
Accounts payable	621,970	(3,247,499)	(3,611,106)
Accrued expenses	314,735	53,771	(341,041)
Lower of cost or market accrued expense	(2,055,662)	(10,929,853)	—
Net cash provided by (used in) operating activities	(602,270)	(8,334,044)	23,192,592

Cash Flows from Investing Activities
Proceeds from sale of assets	—	177,516	224,498
Capital expenditures	(119,047)	(349,521)	(1,186,148)
Payment for other intangibles	—	(59,835)	(474,183)
Net cash used in investing activities	(119,047)	(231,840)	(1,435,833)

Cash Flows from Financing Activities
Checks written in excess of bank balance	913,492	—	(514,633)
Proceeds from (payments on) line of credit, net	(1,500,000)	5,000,000	(6,974,235)
Proceeds from (payments on) note payable - related party	—	—	(4,202,930)
Proceeds from long-term debt	—	—	3,289,177
Payments on long-term debt	(5,100,700)	(4,992,343)	(5,113,249)
Debt service deposits	—	(26,850)	(215,600)
Release of restricted cash	322,808	414,076	239,457
Issuance of Class A units	4,500,001	—	—
Cost of raising capital	(75,040)	—	—
Net cash provided by (used in) financing activities	(939,439)	394,883	(13,492,013)

Net Increase (Decrease) in cash and equivalents	(1,660,756)	(8,171,001)	8,264,746

Cash and Equivalents - Beginning of period	3,184,074	11,355,075	3,090,329

Cash and Equivalents - End of period	$1,523,318	$3,184,074	$11,355,075

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	October 31, 2010	October 31, 2009	October 31, 2008
Supplemental Disclosure of Cash Flow Information
Interest expense paid	$3,660,433	$4,040,240	$5,100,895
Total interest paid	$3,660,433	$4,040,240	$5,100,895

Supplemental Disclosure of Non-Cash Activities
Restricted cash from long-term debt proceeds	$—	$—	$1,710,000
Property and equipment in construction payables	$—	$—	$3,839,413
Release of retainage payable as part of legal settlement	$3,834,319	$—	$—
Fair value of equipment received as part of settlement income	$500,000	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions.  In addition, at October 31, 2010 the Company maintained restricted cash of approximately $346,000 related to a loan agreement as described in Note 10.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At October 31, 2010 and 2009, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

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

Costs of sales also include expenses directly attributable to the repair and maintenance of the plant.  During the fiscal year ended October 31, 2009, we incurred costs of approximately $300,000 as part of a five day planned annual shutdown and maintenance procedure.  Costs associated with the unusual repairs were approximately $700,000 and are included in operating expenses for the fiscal year ended October 31, 2009.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

October 31, 2010 and 2009

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

The Company’s ethanol production facilities, has an installed capacity of 50 million gallons per year.  The carrying value of these facilities at October 31, 2010 was approximately $89.8 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at October 31, 2010; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Deferred Loan Costs

Costs associated with the issuance of the debt discussed in Note 9 and 10 are recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the term of the related debt using the effective interest method. Prior to the commencement of operations in September 2007, the Company capitalized loan costs with interest costs during the construction of the plant.  Once operations commenced, loan cost amortization was expensed.  As explained in Note 10, the Company has reclassified the long term portion of certain debt to current.  During fiscal 2009, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt.

Fair Value of Financial Instruments

On November 1, 2008, the Company adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. On November 1, 2009, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•                  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the years ended October 31, 2010 or 2009 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, short-term investments, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the revolving term loan and line of credit approximates the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at October 31, 2010	$54,899,287	$52,885,420
Long-term debt at October 31, 2009	$59,999,987	$60,228,760

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period.  Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the calculations of the Company’s basic and diluted net income (loss) per unit are the same.

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

October 31, 2010 and 2009

2. GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As a result of the Company’s financial performance, the Company violated certain financial covenants under its master loan agreement with AgStar Financial Services, PCA (“AgStar”) at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010. At October 31, 2010, the Company was out of compliance with the minimum fixed charge ratio provisions of the master loan agreement. In addition, the Company anticipates that one or more of the covenants will not be met as of the end of fiscal year 2011 unless amended.

At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of October 31, 2010 because of the actual and anticipated covenant defaults stated above. As a result, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt during the quarter ended January 31, 2009.

At October 31, 2010, the Company’s total indebtedness to AgStar was approximately $53.6 million. All of the Company’s assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

On December 30, 2010, the Company entered into an amended forbearance agreement with AgStar relating to its covenant violation at October 31, 2010.  Under that amended forbearance agreement, AgStar agreed it will not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. Without an amendment to the covenants, improved financial performance or the addition of significant working capital, the Company anticipates that it will again be in violation of one or more covenants of the master loan agreement at October 31, 2011. Further, the amended forbearance agreement requires the Company to raise at least $4.5 million in additional equity investments by March 1, 2011 and failure to comply with this obligation of the amended forbearance agreement would constitute an event of default.  Also on December 30, 2010, AgStar agreed to extend the maturity of the Company’s line of credit to March 1, 2011.  As of October 31, 2010, $3.5 million was outstanding on the line of credit. The Company intends to seek an extension of the maturity date of its line of credit beyond March 1, 2011, but such an extension cannot be assured.

The Company’s failure to comply with its obligations under the amended forbearance agreement, failure to comply with the covenants of the master loan agreement or its failure to repay the revolving line of credit loan when due would result event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement, the Company will not have adequate available cash to repay the amounts outstanding.  Further, the Company will likely not have adequate cash to repay the amounts outstanding on its line of credit on March 1, 2011. While an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company needs additional capital to continue its business. The Company’s plan to address its need for working capital is to generate capital through increased income and cash flow from our operations, conserve funds by utilizing and reducing corn inventory, reduce operating expenses through cost controls, and to raise additional working capital through obtaining equity investments or incurring additional indebtedness.  As noted above, the Company is also required to obtain additional equity investments on terms and conditions acceptable to AgStar of an amount of not less than $4.5 million on or before March 1, 2011.

The Company is currently attempting to raise up to $6.8 million in additional capital from an offering of its units that it began in August 2010. No assurance can be given that additional capital will be obtained in an amount that is sufficient for the Company’s needs or in an amount that satisfies the requirements of the amended forbearance agreement.  Further, no assurance can be given that the Company will be able to raise the required $4.5 million or an amount sufficient to repay the line of credit by March 1, 2011.

If the Company does not obtain sufficient proceeds from its current equity offering, the Company will likely seek additional capital by incurring additional indebtedness or from another offering of its equity securities or both.  If the Company is able to obtain additional capital, the terms will be determined based upon negotiations between the Company and the lenders or investors.  No assurance can be given that any capital the Company do receive will be in an amount that is sufficient for its needs, in a timely manner, or on terms and conditions acceptable to the Company or its members.

If the Company is unable to obtain sufficient capital, the Company may further curtail its capital expenditures, further reduce its expenses, or suspend or discontinue its operations or sell its assets.  The Company’s ability to comply with the amended forbearance agreement, the covenants of the master loan agreement or make required payments on the Company’s debt to AgStar will be impaired if the Company does not obtain sufficient additional capital, resulting in events of default, acceleration of our indebtedness, seizure by AgStar of assets that secure its indebtedness, loss of control of the Company’s business or bankruptcy.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be forced to take any such actions.

3.   UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2009 and 2008.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

4. FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3

Commodity derivative instruments	$(101,388)	$(101,388)	$—	$—

The fair value of the derivative instruments is based on quoted market prices in an active market.

5.  CONCENTRATIONS

The Company sells all of the ethanol and distiller grains produced to two customers under marketing agreements as described in Note 15.  At October 31, 2010 and 2009, these two customers comprised 97% and 96% of accounts receivable, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

6.   INVENTORY

Inventory consists of the following at October 31:

	2010	2009

Raw materials	$5,995,564	$1,551,255
Work in process	1,042,844	776,801
Finished goods	2,021,672	800,915
Supplies	826,213	847,289
Other grains	750,730	775,857
Totals	$10,637,023	$4,752,117

The Company recorded losses of approximately $97,000, $352,000 and $1,628,000 for the fiscal years ended October 31, 2010, 2009 and 2008 respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 15, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $2,543,000 and $283,000 based on market prices at October 31, 2010 and 2009, respectively, and is not included in the amounts above.

7. DERIVATIVE INSTRUMENTS

As of October 31, 2010, the Company has corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of October 31, 2010, the notional amount of the Company’s outstanding derivative instruments was approximately 1,200,000 bushels that were entered into to hedge forecasted corn purchases through December 2010.

The following tables provide details regarding the Company’s fair value of the derivative instruments at October 31, 2010, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Derivative instruments	$—	$101,388

In addition, as of October 31, 2010 the Company had approximately $226,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Twelve Months Ended October 31,
	Operations location	2010	2009	2008
Corn contracts	Cost of goods sold	$(1,007,000)	$1,207,000	$6,287,000
Ethanol contracts	Revenues	(171,000)	373,000	3,600,000
Totals		$(1,178,000)	$1,580,000	$9,887,000

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2010
Revenues	$29,687,215	$25,501,136	$23,621,607	$31,617,524
Gross profit (loss)	4,551,412	502,413	(822,069)	2,505,518
Operating income (loss)	3,539,838	(539,700)	934,978	1,544,666
Net income (loss)	2,618,162	(1,492,613)	(173,026)	730,998
Basic and diluted earnings (loss) per unit	0.10	(0.06)	(0.01)	0.03

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2009
Revenues	$18,095,366	$21,493,104	$22,196,118	$26,520,008
Gross profit (loss)	(3,792,335)	(1,197,101)	(1,088,284)	3,525,069
Operating income (loss)	(4,800,853)	(1,902,778)	(2,720,450)	2,355,954
Net income (loss)	(6,246,806)	(2,777,933)	(3,785,147)	1,480,452
Basic and diluted earnings (loss) per unit	(0.23)	(0.10)	(0.14)	0.05

The above quarterly financial date is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

9.  LINE OF CREDIT

Under the master loan agreement, the Company has a revolving line of credit loan with AgStar for a maximum commitment of $6,750,000, subject to a defined borrowing base.  By a series of amendments to the master loan agreement with AgStar, the maturity of the revolving line of credit was extended from its original maturity of November 1, 2009 to June 30, 2010.  On July 2, 2010, the Company and AgStar agreed upon the terms of the renewal of the Company’s line of credit loan with a new maturity date of December 31, 2010 as part of a forbearance agreement also dated July 2, 2010. On December 30, 2010, AgStar also renewed this revolving line of credit loan commitment in an aggregate principal amount outstanding at any one time not to exceed $6,750,000 or 75% of certain accounts receivable and inventory amounts, with a maturity date of March 1, 2011.

Interest accrues on borrowings at the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51%, 3.49% and 5.74% at October 31, 2010, 2009 and 2008, respectively.  The Company must pay a 0.25% commitment fee on the average daily unused portion of the line of credit.

At October 31, 2010 and 2009, outstanding borrowings on the line of credit were $3.5 million and $5.0 million, respectively. Amounts available under the line of credit are reduced by outstanding standby letters of credit.  The Company had no outstanding standby letters of credit at October 31, 2010 and 2009, respectively.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010. The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 and from May 1, 2009 through May 29, 2009 because of covenant defaults.

10.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31	October 31
	2010	2009

Term note payable to lending institution, see terms below.	$48,967,611	$53,381,697

Revolving term note payable to lending institution, see terms below.	1,155,872	1,155,872

Balance forward	$50,123,483	$54,537,569

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

	October 31	October 31
	2010	2009
Balance from previous page	$50,123,483	$54,537,569

Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company is required to make deposits over 24 months, which began in January 2007, for one years’ worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	2,837,720	3,010,998

Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	302,988	352,610

Assessment payable as part of water supply agreement, due in monthly installments of $4,126 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	290,462	313,520

Note payable for equipment, with monthly payments of $2,371 including effective interest of 6.345%, due in April 2012, secured by equipment.	40,505	65,517

Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2013, secured by equipment and restricted cash.	785,379	1,126,023

Note payable to electrical company with monthly payments beginning in October 2009 of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	518,750	593,750
Totals	54,899,287	59,999,987
Less amounts due within one year	50,830,571	55,224,183

Net long-term debt	$4,068,716	$4,775,804

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

Term Note Payable

Under the master loan agreement with AgStar, the Company has a term note with outstanding indebtedness of $49.0 million and $53.4 million at October 31, 2010 and October 2009, respectively.

The term note required interest only payments from November 2007 to April 2008 at the one-month LIBOR plus 3.25%.  In May 2008, the Company locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. The remainder of the amounts outstanding on the term note is subject to a variable rate based on LIBOR plus 3.25%, which percentage is subject to reduction based upon the ratio of members’ equity to assets. The Company will make equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note of excess cash flow, as defined in the master loan agreement, up to $2.0 million per year to AgStar until the Company reaches a specified financial ratio.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010.  The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 and from May 1, 2009 through May 29, 2009 because of covenant defaults.

Revolving Term Note

Under the master loan agreement with AgStar, the Company has a revolving term note for cash and inventory management purposes. The maximum amount available under the revolving term note is reduced each year by $500,000.  As of October 31, 2010, the maximum amount of the revolving term note was $3,500,000. The applicable interest rate on the revolving note is 3.25% above the one month LIBOR rate. The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 and from May 1, 2009 through May 29, 2009 because of covenant defaults.  The revolving term note will mature on October 1, 2012. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note.  At October 31, 2010 and October 31, 2009, there was approximately $1.1 million outstanding on the revolving term note.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010 and does not anticipate being in compliance as of and for the period ending October 31, 2011.  As such, amounts due under the term note and revolving term note have been classified as current liabilities.

Estimated maturities of long-term debt at October 31, 2010 are as follows:

2010	$50,830,571
2011	714,147
2012	453,477
2013	381,599
2014	399,450
After 2014	2,120,043

Total long-term debt	$54,899,287

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

In July 2010, the Company sold to Project Viking, L.L.C. (“Project Viking”), a related party, 3,103,449 of its Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million as described in Note 14.

In August 2010, the Company approved an offering of up to 4,700,000 of its Class A units at a price of $1.45 per Unit to existing eligible unit holders and additional eligible accredited investors for a maximum offering of approximately $6.8 million.  Existing eligible HLBE unit holders will have the first right to purchase Class A units before any new eligible investors may purchase Class A Units in the offering, subject to the terms and conditions of the offering and the subscription procedures established therefore.  The offering will be limited to Minnesota residents only.

12. LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Equipment under operating lease primarily represents rail cars for which the rentals began in August 2007.  Rent expense for fiscal 2010, 2009, and 2008 was approximately $1.9 million, $844,000, and $853,000, respectively.

At October 31, 2010, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2010	$1,665,510
2011	1,642,705
2012	1,556,100
2013	1,211,725
2014	831,600
Thereafter	1,524,600

Total lease commitments	$8,432,240

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

13. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets are as follows at October 31:

	2010	2009

Consolidated financial statement basis of assets	$109,540,577	$113,089,277
Plus: Organization and start-up costs capitalized	1,879,605	2,037,334
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(18,574,452)	(12,978,756)

Income tax basis of assets	$92,845,730	$102,147,855

	2010	2009

Consolidated financial statement basis of liabilities	$64,103,305	$73,835,531
Less: Accrued expenses	(881,922)	(1,815,975)
Less: Unrealized losses on derivatives	(101,388)	—

Income tax basis of liabilities	$63,119,995	$72,019,556

14. RELATED PARTY TRANSACTIONS

Effective July 2, 2010, the Company sold to Project Viking, L.L.C. (“Project Viking”) 3,103,449 of its units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million. All proceeds from the sale of the units to Project Viking were used to reduce the principal balance of the Company’s revolving line of credit note with AgStar Financial Services, PCA (“AgStar”).  Following the purchase of units, Project Viking is a holder of 29.8% of the 30,208,074 units issued and outstanding at October 31, 2010.

The Company purchased approximately $43,233,000, $45,266,000 and $47,569,000 of corn from members in fiscal 2010, 2009 and 2008, respectively.

Please refer to the section titled “Legal Proceedings” in Note 15 for information on the settlement of the arbitration proceedings between the Company and Fagen, Inc., a related party. In addition, one of the conditions to the effectiveness of the Settlement Agreement described in Note 15 was the release of Roland J. Fagen by AgStar from his obligations under his personal guaranty of $3.74 million of the Company’s indebtedness to AgStar under the Company’s master loan agreement.  The effective date of the release of Mr. Fagen’s personal guaranty was July 2, 2010.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 10. The Company paid operating and maintenance expenses of approximately $327,000 and $370,000 in fiscal 2010 and 2009, respectively.

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

October 31, 2010 and 2009

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

Legal Proceedings

Permit Matters

The costs associated with obtaining and complying with permits and complying with environmental laws have increased the Company’s costs of construction, production and continued operation. In particular, the Company has incurred significant expense relating to its air-emission permit in four categories: (1) obtaining the air emissions permit from the Minnesota Pollution Control Agency (“MPCA”); (2) compliance with the air emissions permit and the terms of the Company’s compliance agreement with the MPCA; (3) the Company’s dispute under the design-build agreement with Fagen, Inc. relating to equipment failures, warranty claims and other claims regarding air emissions at its plant that was the subject of an arbitration action that was settled on July 2, 2010 as described below; and (4) a March 2008 notice of violation from the MPCA that was resolved in December 2010 though a stipulation agreement.

On December 16, 2010, the MPCA issued a permit to the Company that supersedes its previously granted air permit and the compliance agreement.  The permit establishes the applicable limits for each type of emission generated by the Company’s ethanol plant.  The permit also requires the Company to take additional actions relating to its plant and its operations within certain time frames.  The Company expects to incur additional costs to the additional actions required by its permit, as well as improvements to its plant to ensure compliance with its permit.  Under the amended forbearance agreement with AgStar, advances from the Company’s term revolving note may only be used for an engineering and mercury emissions remediation project and may not exceed $1.4 million.

On December 16, 2010, the Company entered into a stipulation agreement with the MPCA relating to the March 2008 notice of violation.  Under the stipulation agreement, the Company agreed to pay a civil penalty of $66,000, of which $54,000 was paid within thirty days and up to $12,000 may be satisfied through the Company’s delivery of a building capture efficiency study.

While the Company’s air emissions permit issue was resolved with the December 16, 2010 issuance of a new air permit by the MPCA, the Company’s arbitration action against Fagen, Inc. has been settled, and the Company has addressed the notice of violation through a stipulation agreement, the Company anticipates future expense associated with compliance with its air permit and environmental laws.  A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on the Company’s operations.

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

From the settlement, the Company recorded $2.6 million of settlement income from cash and noncash proceeds during the quarter ended July 31, 2010 representing reimbursement for incremental expenses incurred by the Company due to design issue of the plant.  Also, the construction payable of approximately $3.8 million was extinguished during the quarter ended July 31, 2010, reducing current liabilities and fixed assets as this adjustment represented a price adjustment of the plant.  In connection with the settlement and with the Company’s forbearance agreement with AgStar, the Company sold Class A units as described in Notes 11 and 14.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

Contractual Obligations

The Company has coal supply agreements with a minimum commitment of approximately $4,950,000 per year until May 2012, including transportation, with provisions for fuel surcharges and adjustments for inflation. The amounts related to these agreements are included with purchase obligations in the table above.

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $2.5 million through March 2011, which represents approximately 4% of the Company’s anticipated purchases in fiscal 2011.

The Company recorded a loss on purchase commitments of approximately $807,000, $5,056,000 and 7,123,000 for the twelve months ended October 31, 2010, 2009 and 2008 respectively. The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

16. SUBSEQUENT EVENTS

On December 30, 2010, the Company entered into an amended forbearance agreement with AgStar relating to its covenant violation at October 31, 2010.  Under that amended forbearance agreement, AgStar agreed it will not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. Without an amendment to the covenants, improved financial performance or the addition of significant working capital, the Company anticipates that it will again be in violation of one or more covenants of the master loan agreement at October 31, 2011. Further, the amended forbearance agreement requires the Company to raise at least $4.5 million in additional equity investments by March 1, 2011 and failure to comply with this obligation of the amended forbearance agreement would constitute an event of default.  Also on December 30, 2010, AgStar agreed to extend the maturity of the Company’s line of credit to March 1, 2011.

On December 16, 2010, the MPCA issued a permit to the Company that supersedes its previously granted air permit and the compliance agreement.  The permit establishes the applicable limits for each type of emission generated by the Company’s ethanol plant.  The permit also requires the Company to take additional actions relating to its plant and its operations within certain time frames.  The Company expects to incur additional costs to the additional actions required by its permit, as well as improvements to its plant to ensure compliance with its permit.  Under the amended forbearance agreement with AgStar, advances from the Company’s term revolving note may only be used for an engineering and mercury emissions remediation project and may not exceed $1.4 million.

On December 16, 2010, the Company entered into a stipulation agreement with the MPCA relating to the March 2008 notice of violation.  Under the stipulation agreement, the Company agreed to pay a civil penalty of $66,000, of which $54,000 was paid within thirty days and up to $12,000 may be satisfied through the Company’s delivery of a building capture efficiency study.

HERON LAKE BIOENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2008

Exhibit Number	Exhibit Title	Incorporated by Reference To:

3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC	Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the “2008 Registration Statement”).
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through March 29, 2008	Exhibit 3.2 of the Company’s 2008 Registration Statement.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company’s 2008 Registration Statement.
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 5, 2008.
10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company’s 2008 Registration Statement.
10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company’s 2008 Registration Statement.
10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company’s 2008 Registration Statement.
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company’s 2008 Registration Statement.
10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company’s 2008 Registration Statement.
10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company’s 2008 Registration Statement.
10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company’s 2008 Registration Statement.
10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company’s 2008 Registration Statement.
10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company’s 2008 Registration Statement.
10.10

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.12	Standard Form of Agreement between Owner and Designer — Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of Amendment No. 4 to the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.13	Distiller’s Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company’s 2008 Registration Statement.
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company’s 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company’s 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company’s 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company’s 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company’s 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC , Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson *	Exhibit 10.25 of the Company’s 2008 Registration Statement.
10.26	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 to Amendment No. 1 to the Company’s 2008 Registration Statement.
10.27	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert *	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
10.28	Ethanol Purchase and Marketing Agreement dated September 2, 2009 by and between Heron Lake BioEnergy, LLC and C&N Ethanol Marketing Corporation	Exhibit 10.1 to Current Report on Form 8-K dated September 2, 2009.
10.29	Amendment No. 4 to Fifth Supplement dated December 8, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.32 to Annual Report on Form 10-K for the year ended October 31, 2009.
10.30	Amendment No. 5 to Fifth Supplement to the Master Loan Agreement dated March 25, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated March 25, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.31	Amendment No. 6 to Fifth Supplement to the Master Loan Agreement dated May 27, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.2 to Current Report on Form 8-K dated March 25, 2010
10.32	Amended and Restated Fifth Supplement dated as of July 2, 2010 to the Master Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.33

Second Amended and Restated Revolving Line of Credit Note dated July 2, 2010 in the maximum principal amount of $6,750,000 by Heron Lake BioEnergy, LLC as borrower to AgStar Financial Services, PCA as lender

Exhibit 10.2 to Current Report on Form 8-K dated July 2, 2010
10.34	Forbearance Agreement dated July 2, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated July 2, 2010
10.35	Mutual Release and Settlement Agreement dated July 2, 2010 among Heron Lake BioEnergy, LLC, Fagen, Inc. and ICM, Inc. †	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.36	Subscription Agreement dated July 2, 2010 by Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.37	First Amendment to Fifth Supplement to the Master Loan Agreement dated as of December 30, 2010 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated December 30, 2010
10.38

Third Amended and Restated Revolving Line of Credit Note dated December 30, 2010 in the maximum principal amount of $6,750,000 by Heron Lake BioEnergy, LLC as borrower to AgStar Financial Services, PCA as lender

Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2010
10.39	First Amendment to Forbearance Agreement dated December 30, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated December 30, 2010
21.1	Subsidiaries of the Registrant	Exhibit 21.2 of the Company’s 2008 Registration Statement.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

*	Indicates compensatory agreement.
†

Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [ * * * ].