Form 10-Q
period 2011-01-31
Heron Lake BioEnergy, LLC
filed 2011-03-15
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2011

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

As of March 15, 2011, there were 30,208,074 Class A units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$745,106	$1,523,318
Restricted cash	452,031	572,224
Marketable securites restricted	650,000	400,000
Accounts receivable	6,192,605	5,017,229
Inventory	9,334,261	10,637,023
Derivative instruments	121,875	—
Prepaid expenses	424,010	104,519
Total current assets	17,919,888	18,254,313

Property and equipment
Land and improvements	12,208,498	12,208,498
Plant buildings and equipment	94,490,498	94,480,582
Vehicles and other equipment	631,433	620,788
Office buildings and equipment	605,431	605,431
	107,935,860	107,915,299
Less accumulated depreciation	(19,476,612)	(18,111,652)
	88,459,248	89,803,647

Other Assets
Restricted cash	313,229	395,982
Other intangibles, net	442,551	451,643
Debt service deposits and other	649,998	634,992
Total other assets	1,405,778	1,482,617

Total Assets	$107,784,914	$109,540,577

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$—	$913,492
Line of credit	4,500,000	3,500,000
Current maturities of long-term debt	49,759,239	50,830,571
Accounts payable:
Trade accounts payable	975,841	2,852,083
Trade accounts payable — related party	493,135	955,137
Accrued expenses	926,454	881,215
Accrued losses on forward contracts	65,897	707
Derivative instruments	—	101,388
Total current liabilities	56,720,566	60,034,593

Long-Term Debt, net of current maturities	3,950,157	4,068,716

Commitments and Contingencies

Members’ Equity, 30,208,074 Class A units issued and outstanding at January 31, 2011 and October 31, 2010	47,114,191	45,437,268

Total Liabilities and Members’ Equity	$107,784,914	$109,540,577

See Notes to Condensed Consolidated Financial Statements

*        Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,	Three Months Ended January 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$39,199,181	$29,413,131

Cost of Goods Sold
Cost of goods sold	35,654,718	24,228,820
Lower of cost or market adjustment`	318,218	632,899
Total Cost of Goods Sold	35,972,936	24,861,719

Gross Profit	3,226,245	4,551,412

Selling, General, and Administrative Expenses	(695,768)	(1,011,574)

Operating Income	2,530,477	3,539,838

Other Income (Expense)
Interest income	17,716	14,254
Interest expense	(900,496)	(941,340)
Other income	29,226	5,410
Total other expense, net	(853,554)	(921,676)

Net Income	$1,676,923	$2,618,162

Net Income Per Unit - Basic and Diluted	$0.06	$0.10

Weighted Average Units Outstanding - Basic and Diluted	30,208,074	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,	Three Months Ended January 31,
	2011	2010
	(Unaudited)	(Unaudited)

Operating Activities
Net income	$1,676,923	$2,618,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374,052	1,411,529
Lower of cost or market adjustments	318,218	632,899
Change in fair value of derivative instruments	83,317	—
Change in operating assets and liabilities:
Restricted cash	(129,807)	(1,279)
Accounts receivable	(1,175,376)	176,390
Inventory	1,302,762	(4,210,983)
Derivative instruments	(306,580)	—
Prepaid expenses and other	(334,497)	(277,330)
Accounts payable	(2,338,244)	(390,101)
Accrued expenses	45,239	(46,966)
Accrued loss on forward contracts	(253,028)	(1,249,285)
Net cash provided (used in) operating activities	262,979	(1,336,964)

Investing Activities
Capital expenditures	(20,561)	(26,873)
Net cash used in investing activities	(20,561)	(26,873)

Financing Activities
Checks written in excess of bank balance	(913,492)	—
Proceeds from line of credit, net	1,000,000	—
Payments of long-term debt	(1,189,891)	(1,181,516)
Release of restricted cash	82,753	79,365
Net cash used in financing activities	(1,020,630)	(1,102,151)

Net decrease in cash and equivalents	(778,212)	(2,465,988)

Cash and Equivalents — Beginning of Period	1,523,318	3,184,074

Cash and Equivalents — End of Period	$745,106	$718,086
Supplemental Cash Flow Information
Total interest paid	$840,571	$894,574

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2010, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments (consisting of normal recurring accruals, with the exception of the adjustments to reduce forward contacts to net realizable value that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

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

Marketable Securities

Marketable securities consists of certificates of deposit, with effective maturities of generally one year or less. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at January 31, 2011 and October 31, 2010 was approximately $88.5 million and $89.8 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at January 31, 2011 and October 31, 2010; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the quarters ended January 31, 2011 or October 31, 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and equivelents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the revolving term loan and line of credit approximates the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at January 31, 2011	$53,709,396	$50,670,122
Long-term debt at October 31, 2010	$54,899,287	$52,885,420

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

As a result of the Company’s financial performance, the Company violated certain financial covenants under its master loan agreement with AgStar Financial Services, PCA (“AgStar”) at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010. At October 31, 2010, the Company was out of compliance with the minimum fixed charge coverage ratio covenant of the master loan agreement.  At January 31, 2011, the Company was in compliance with its obligations under the master loan agreement and the amended forbearance agreement and the covenants contained therein. However, the Company anticipates that the owner equity ratio covenant of the master loan agreement will not be met as of the end of fiscal year 2011, unless amended.

At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of January 31, 2011 because of the actual and anticipated covenant defaults stated above.

At January 31, 2011, the Company’s total indebtedness to AgStar was approximately $53.6 million. All of the Company’s assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

On July 2, 2010, the Company entered into a forbearance agreement with AgStar by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  On December 30, 2010, the Company entered into an amended forbearance agreement with AgStar relating to its covenant violation at October 31, 2010. Under the amended forbearance agreement, AgStar agreed it would not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. On December 30, 2010, AgStar also agreed to extend the maturity date of the Company’s line of credit to March 1, 2011. Further, the amended forbearance agreement required the Company to obtain not less than $4.5 million in additional equity investments by March 1, 2011, the proceeds of which would be held in escrow pending the Company and AgStar entering into mutually agreeable amendments to the master loan agreement and related loan documents.  The amended forbearance agreement provides that failure of the Company to meet this requirement would constitute an event of default.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

On March 1, 2011, the Company entered into a second amended forbearance agreement with AgStar that extended the forbearance period to the later of (i) April 1, 2011 or (ii) the occurrence of an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011. On March 1, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the second amended forbearance agreement. In exchange for AgStar agreeing to extend the forbearance period under the second amended forbearance agreement and the maturity date of the revolving line of credit, the Company paid the amount equal to fifty percent (50%) of the deferred interest pursuant to the provisions of section 5.d. of the forbearance agreement, in full satisfaction of the obligation of the Company to pay the deferred interest. By extending the forbearance period under the second amended forbearance agreement, AgStar also extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to the end of the new forbearance period (i.e., no later than May 1, 2011).

As of January 31, 2011, $4.5 million was outstanding on the line of credit. The Company intends to seek an extension of the maturity date of its line of credit with AgStar beyond May 1, 2011, but such an extension cannot be assured.  The Company would likely not have adequate cash to repay the amounts outstanding on its line of credit on May 1, 2011, if AgStar did not extend the maturity date.  Further, without an amendment to the owner equity ratio covenant in the master loan agreement, the Company anticipates that it will be in violation of this covenant of the master loan agreement at October 31, 2011.

The Company’s failure to comply with its obligations under the second amended forbearance agreement, failure to comply with the covenants of the master loan agreement or its failure to repay the revolving line of credit loan when due would result in an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

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

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2010. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2011	Level 1	Level 2	Level 3

Commodity derivative instruments	$121,875	$121,875	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3

Commodity derivative instruments	$(101,388)	$(101,388)	$—	$—

The fair value of derivative instruments is based on quoted market prices in active markets.

5.              INVENTORY

Inventory consisted of the following at January 31, 2011 and October 31, 2010:

	January 31,	October 31,
	2011	2010 *
Raw materials	$6,078,947	$5,995,564
Work in process	1,076,963	1,042,844
Finished goods	1,096,386	2,021,672
Supplies	828,360	826,213
Other grains	253,605	750,730
Total	$9,334,261	$10,637,023

*    Derived from audited financial statements

The Company recorded no losses related to inventory for the three months ended January 31, 2011 and approximately $58,000 for the three months ended January 31, 2010, for losses recorded on forward purchase contracts as noted in Note 10, where the market value was less than the cost basis, attributable primarily to the volatility in market prices of corn during the quarter. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $980,000 and $2,543,000 based on market prices at January 31, 2011 and October 31, 2010, respectively, and is not included in the amounts above.

6.              DERIVATIVE INSTRUMENTS

As of January 31, 2011, the Company has corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of January 31, 2011, the notional amount of the Company’s outstanding derivative instruments was approximately 300,000 bushels that were used to hedge forecasted corn purchases through March 2011.

The following tables provide details regarding the Company’s fair value of the derivative instruments at January 31, 2011, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Derivative instruments	$121,875	$—

In addition, as of January 31, 2011, the Company had no restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations location	2011	2010
Corn contracts	Cost of goods sold	$(166,000)	$—
Totals		$(166,000)	$—

7.              LINE OF CREDIT

Under the master loan agreement, the Company has a revolving line of credit loan with AgStar for a maximum commitment of $6,750,000, subject to a defined borrowing base.  By a series of amendments to the master loan agreement with AgStar, the maturity of the revolving line of credit was extended from its original maturity of November 1, 2009 to June 30, 2010.  On July 2, 2010, as part of a forbearance agreement, the Company and AgStar agreed upon renewal terms for the Company’s line of credit loan with a new maturity date of December 31, 2010 . On December 30, 2010, AgStar renewed its revolving line of credit loan commitment in an aggregate principal amount outstanding at any one time not to exceed $6,750,000 or 75% of certain accounts receivable and inventory amounts, with a maturity date of March 1, 2011.  On March 1, 2011, as part of the second amended forbearance agreement, AgStar extended the maturity date of the revolving line of credit loan to the later of April 1, 2011 or an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011.

Interest accrues on borrowings at the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51% at January 31, 2011 and October 31, 2010.  The Company must pay a 0.25% commitment fee on the average daily unused portion of the line of credit.

At January 31, 2011 and October 31, 2010, outstanding borrowings on the line of credit were $4.5 million and $3.5 million, respectively. Amounts available under the line of credit are reduced by outstanding standby letters of credit.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010.  However, the Company was in compliance with the covenants of its master loan agreement and amended forbearance agreement with AgStar at January 31, 2011.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

8.              DEBT FINANCING

Debt financing consists of the following:

	January 31,	October 31,
	2011	2010*
Term note payable to lending institution, see terms below	$47,895,021	$48,967,611

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Assessments payable	3,425,085	3,431,170

Notes payable to electrical company	1,199,417	1,304,129

Equipment note	34,001	40,505

Total	53,709,396	54,899,287

Less amounts due on demand or within one year	49,759,239	50,830,571

Net long term debt	$3,950,157	$4,068,716

*    Derived from audited financial statements

As described in Note 2, the Company anticipates it will not be in compliance with the owner equity ratio covenant of the master loan agreement with AgStar as of October 31, 2011 and has reclassified the long-term portion of the debt with them to current.

Term Note

Under the master loan agreement with AgStar, the Company has a term note with outstanding indebtedness of $47.9 million and $49.0 million at January 31, 2011 and October 31, 2010, respectively.

In May 2008, the Company locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. The remainder of the amount outstanding on the term note is subject to a variable rate based on LIBOR plus 3.25%, which percentage is subject to reduction based upon the ratio of members’ equity to assets. The Company will make equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note from excess cash flow, as defined in the master loan agreement, up to $2.0 million per year to AgStar until the Company reaches a specified financial ratio.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010.  However, the Company was in compliance with the covenants of its master loan agreement and amended forbearance agreement with AgStar at January 31, 2011.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

Revolving Term Note

Under the master loan agreement with AgStar, the Company has a revolving term note for cash and inventory management purposes. The maximum amount available under the revolving term note is reduced each year by $500,000.  As of January 31, 2011 the maximum amount of the revolving term note was $3.5 million. The applicable interest rate on the revolving note is 3.25% above the one month LIBOR rate. The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 because of covenant defaults.  The revolving term note will mature on October 1, 2012. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note.  At January 31, 2011 and October 31, 2010, there was approximately $1.1 million outstanding on the revolving term note.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010 and does not anticipate being in compliance as of and for the period ending October 31, 2011.  As such, amounts due under the term note and revolving term note have been classified as current liabilities.  However, the Company was in compliance with the covenants of its master loan agreement with AgStar at January 31, 2011

Estimated maturities of long-term debt after reclassification to current at January 31, 2011 are as follows:

2010	$49,759,239
2011	712,514
2012	366,307
2013	382,706
2014	400,197
After 2014	2,088,433

Total long-term debt	$53,709,396

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the three months ended January 31, 2011 and 2010 was approximately $454,000 and $436,000, respectively.

At January 31, 2011, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,665,360
2013	1,620,796
2014	1,561,308
2015	1,031,902
2016	831,600
Thereafter	1,316,700

Total lease commitments	$8,027,666

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

10.              COMMITMENTS AND CONTINGENCIES

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

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of January 31, 2011:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$59,596,879	$46,745,691	$8,901,500	$2,175,819	$1,773,869
Operating lease obligations	8,027,666	1,665,360	3,182,104	1,863,502	1,316,700
Purchase obligations (2)	22,835,202	21,075,450	1,759,752	—	—
Total contractual obligations	$90,459,747	$69,486,501	$13,843,356	$4,039,321	$3,090,569

(1)            Long-term debt obligations include estimated interest and interest on unused debt.

(2)            Purchase obligations primarily include forward contracts for corn and coal.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

January 31, 2011 (Unaudited)

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $15.8 million through July 2011, which represents approximately 11% of the Company’s anticipated corn purchases for the remainder of fiscal 2011.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $318,000 and $575,000 for the three months ended January 31, 2011 and 2010, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

11.          RELATED PARTY TRANSACTIONS

The Company’s purchases of corn from members totaled approximately $9.8 million and $11.8 million during the three months ended January 31, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2010, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month period ended January 31, 2011 and 2010. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2011.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2011, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.  During the first quarter of fiscal year 2011 ended January 31, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.04 to $2.40 per gallon; our average sales price was $2.23 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.07 to a high of $6.67 per bushel; our average purchase price was $5.19 per bushel, with basis.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” of our Annual Report on Form 10-K for the year ended October 31, 2010 and “Part II, Item 1A Risk Factors” of this Form 10-Q.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2010. At January 31, 2011, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Statement of Operations for the three months ended January 31, 2011 and 2010.

	January 31, 2011		January 31, 2010
Income Statement Data	Amount	%	Amount	%
Revenues	$39,199,181	100.0	$29,413,131	100.0

Cost of Goods Sold
Cost of goods sold	35,654,718	91.0	24,228,820	82.3
Lower of cost or market adjustment	318,218.8		632,899	2.2
Total Cost of Goods Sold	35,972,936	91.8	24,861,719	84.5

Gross Profit	3,226,245	8.2	4,551,412	15.5

Operating Expenses	695,768	1.7	1,011,574	3.5

Operating Income	2,530,477	6.5	3,539,838	12.0

Other Expense, net	(853,554)	(2.2)	(921,676)	(3.1)

Net Income	$1,676,923	4.3	$2,618,162	8.9

Revenues

Revenues, derived from the sale of fuel ethanol and distillers’ grains with solubles (“DGS”) produced at the plant, increased 38.8% for the quarter ended January 31, 2011 as compared to the quarter ended January 31, 2010. Net ethanol revenues during the quarter ended January 31, 2011, were approximately $32.2 million, representing 82% of our sales, compared to approximately $23.7 million during the quarter ended January 31, 2010, representing 81% of our sales. The increase in ethanol revenue was a result of a 12% increase in the gallons of ethanol sold and a 19.2% increase in the average price per gallon of ethanol in the quarter ended January 31, 2011 as compared to the quarter ended January 31, 2010. The main contributing factor to the increase in gallons of ethanol sold is the higher amount of inventory on hand at January 31, 2010 compared to levels at January 31, 2011.  There were no ethanol derivative gains or losses during the quarter ended January 31, 2011 and 2010.

Total sales of DGS during the quarter ended January 31, 2011 were approximately $5.1 million comprising 13% of our revenues. DGS sales during the quarter ended January 31, 2010 were $2.5 million or 9% of revenues. The average DGS price increased 45% for the quarter ended January 31, 2011 as compared to the quarter ended January 31, 2010. DGS tonnage sold increased by 39% for the quarter ended January 31, 2011 as compared to the quarter ended January 31, 2010 due to an increase in modified DGS produced.  The remaining percent of revenues is made up of incidental other sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 91.8% and 84.5% for the three months ended January 31, 2011 and 2010, respectively. The per bushel cost of corn, including lower of cost or market adjustments, increased approximately 58% in the quarter ended January 31, 2011 as compared to the quarter ended January 31, 2010. This increase caused the increase in the cost of goods sold as a percent of revenues. Cost of goods sold includes lower of cost or market adjustments of approximately $318,000 and $633,000 for the three months ended January 31, 2011 and 2010, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had losses related to corn derivative instruments of approximately $166,000 for the quarter ended January 31, 2011, which increased cost of sales. We had no gains or losses related to corn derivative instruments for the three months ended January 31, 2010.  Our gross profit margin for the three months ended January 31, 2011 declined to a profit of 8.2% from a profit of 15.5% for the three months ended January 31, 2010. We had a decreased gross margin in the first quarter of fiscal 2011 as compared to first quarter of fiscal 2010 due to the 58% increase in the cost of corn, including lower of cost or market adjustments, while the price per gallon of ethanol only increased 21%.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At January 31, 2011, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 1.7% of total revenues for the three months ended January 31, 2011 and 3.5% of total revenues for the three months ended January 31, 2010.  These expenses generally do not vary with the level of production at the plant.  The decrease in the period included reduced consulting costs, salaries, and environmental related costs.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down approximately 4% for the three months ended January 31, 2011 as compared to the three months ended January 31, 2010, is dependent on the balances outstanding and on interest rate fluctuations. For the three months ended January 31, 2011, debt balances were down approximately 9% as compared to the three months ended January 31, 2010.  Balances on our line of credit decreased from $5.0 million at January 31, 2010 to $4.5 million outstanding at January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2011, we had cash and cash equivalents (other than restricted cash) of approximately $745,000, current assets of approximately $17.9 million and total assets of approximately $107.8 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand and historically we have also obtained liquidity through borrowing from AgStar Financials Services, PCA under a master loan agreement.  Under the master loan agreement with AgStar, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at January 31, 2011 consists of $47.9 million under the term note, $1.1 million under the revolving term note and $4.5 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and member distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

As a result of our financial performance, we violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010.  However, we were in compliance with the covenants of our master loan agreement and amended forbearance agreement with AgStar at January 31, 2011. Without an amendment to the covenants, we do not expect to be in compliance with the owners equity ratio covenant of the master loan agreement as of October 31, 2011 or January 31, 2012. Therefore, we have classified $43.3 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of January 31, 2011 totaled approximately $56.7 million, including $43.3 million of long-term debt reclassified as current liabilities.

Under a forbearance agreement with AgStar dated July 2, 2010, AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  Furthermore, AgStar renewed our revolving line of credit loan effective July 2, 2010 with a maturity date of December 31, 2010 in an aggregate principal amount outstanding at any one time not to exceed $6,750,000. Interest accrues on borrowings at the greater of 6.0% or the one-month LIBOR plus 3.25%.

On December 30, 2010, we entered into an amended forbearance agreement with AgStar relating to our financial covenant violation at October 31, 2010. Under that amended forbearance agreement, AgStar agreed it would not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. On December 30, 2010, AgStar also agreed to extend the maturity date of our line of credit to March 1, 2011. Further, the amended forbearance agreement required the Company to obtain not less than $4.5 million in additional equity investments by March 1, 2011, the proceeds of which would be held in escrow pending the Company and AgStar entering into mutually agreeable amendments to the master loan agreement and related loan documents.  The amended forbearance agreement provides that failure of the Company to meet this requirement would constitute an event of default.

On March 1, 2011, we entered into a second amended forbearance agreement with AgStar that extended the forbearance period to the later of (i) April 1, 2011 or (ii) the occurrence of an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011. On March 1, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the second amended forbearance agreement. In exchange for AgStar agreeing to extend the forbearance period under the second amended forbearance agreement and the maturity date of the revolving line of credit, the Company paid the amount equal to fifty percent (50%) of the deferred interest pursuant to the provisions of section 5.d. of the forbearance agreement, in full satisfaction of the obligation of the Company to pay the deferred interest.

By extending the forbearance period under the second amended forbearance agreement, AgStar also extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to the end of the new forbearance period (i.e., no later than May 1, 2011).

On August 20, 2010, the Company commenced a rights offering to its eligible Minnesota-resident unit holders to raise up to $6.8 million in additional capital.  In January of 2011, the Company amended its rights offering to eligible Minnesota-resident unit holders in response to the amended forbearance agreement requirement that the Company obtain not less than $4.5 million in additional equity investments by March 1, 2011.  Under the terms of the amended rights offering, all proceeds would be held in escrow until the Company obtained not less than $4.5 million in additional equity investments in accordance with the amended forbearance agreement.  If the Company did not meet this requirement by March 1, 2011, all proceeds in escrow would be returned to any subscribers in the amended rights offering.

While the second amended forbearance agreement extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to no later than May 1, 2011, the escrow condition in the amended rights offering was not met by March 1, 2011.  Therefore, the Company has terminated the amended rights offering to its members and all proceeds of the amended rights offering in escrow will be returned to the subscribers.

The fact that the Company did not meet the rights offering escrow condition or that it terminated the rights offering does not mean the Company has abandoned its efforts to raise additional capital or is in default of its agreements with AgStar.  As indicated, under the second amended forbearance agreement, AgStar has extended the date by which the Company must obtain not less than $4.5 million in additional equity investment to no later than May 1, 2011.  The Company is current on all payments to AgStar and continues in its discussions to obtain not less than $4.5 million in additional equity investment by the extended forbearance date.  The Company also is continuing its discussions with AgStar regarding longer-term amendments to its master loan agreement and other loan docouments with AgStar.

We intend to seek an extension of the maturity date of our line of credit with AgStar beyond May 1, 2011, but such an extension cannot be assured.  The Company would likely not have adequate cash to repay the amounts outstanding on its line of credit on May 1, 2011, if AgStar did not extend the maturity date.  Further, without an amendment to the owner equity ratio covenant in the master loan agreement, the Company anticipates that it will be in violation of this covenant of the master loan agreement at October 31, 2011.  The Company’s failure to comply with its obligations under the second amended forbearance agreement (including its obligation to obtain not less than $4.5 million in additional equity investment), failure to comply with the covenants of the master loan agreement or its failure to repay the revolving line of credit loan when due would result in an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.  If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy.

If AgStar exercises its right to accelerate the maturity of the debt outstanding under the master loan agreement, the Company will not have adequate available cash to repay the amounts outstanding.  While an event of default exists, the Company is not permitted to borrow additional funds under its line of credit or revolving term note without AgStar’s consent.In May 2008, we locked in an interest rate of 3.58% plus 3.00%, which totals 6.58%, on $45.0 million of the term note, for three years ending April 30, 2011. The remainder of the amount outstanding on the term note is subject to a variable rate based on the one-month LIBOR plus 3.25%.  We are required to make equal monthly payments of principal and interest of approximately $652,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, we are required to make additional payments on the term note of excess cash flow, as defined in the agreement, up to $2.0 million per year to AgStar until we meet certain minimum tangible owner’s equity, as defined in the agreement. As part of the debt financing, the premium above LIBOR may be reduced based on the ratio of members’ equity to assets. From February 1, 2010 through July 2, 2010, AgStar accrued default interest at a 2.00% default rate on all of our loans with AgStar, which was $51.3 million at July 31, 2010.  As part of the forbearance agreement, AgStar approved the deferral of the default interest accrued prior to July 2, 2010 to the end of the forbearance period, and reduction of the accumulated deferred default interest by 50% if we comply with all loan covenants and payment obligations under the loan documents with AgStar and pay the 50% deferred interest amount at the end of the forbearance period.  As part of the second amended forbearance agreement, the Company paid this 50% deferred interest amount in full satisfaction of the obligation to pay the entire deferred interest amount.

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the three months ended January 31, 2011, the Company drew $1.0 million on the line of credit and paid long term debt of approximately $1.2 million described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Three Months Ended January 31
	2011	2010
Net cash provided by (used in) operating activities	$262,979	$(1,336,964)
Net cash used in investing activities	(20,561)	(26,873)
Net cash used in financing activities	(1,020,630)	(1,102,151)
Net decrease in cash and equivalents	$(778,212)	$(2,465,988)

During the three months ended January 31, 2011, we provided $0.3 million in cash from operating activities. This consists primarily of generating net income of $1.7 million plus non-cash expenses including depreciation and amortization of $1.4 million and lower of cost or market adjustments of $0.3 million offset by decreasing accounts payables by $2.3 million and increasing accounts receivable by $1.2 million. The changes in our working capital occured due to the timing of payments to our vendors for corn, particularly, around January 31, as well as depending on the size and timing of shipments of ethanol and distiller grain as the load out can be sizable.

During the three months ended January 31, 2010, we used $1.3 million in cash for operating activities. This use consists primarily of generating net income of $4.7 million exclusive of non cash expenses including depreciation and amortization of $1.4 million and lower of cost or market adjustments of $0.6 million offset by increasing inventory on hand by $4.2 million.

During the three months ended January 31, 2011, we used approximately $21,000 for investing activities to pay for capital expenditures. During the three months ended January 31, 2011, we used $1.0 million for financing activities consisting primarily of payments on long-term debt.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last year, thus impacting the corn supply.  We expect the price of corn to remain at current price levels well into 2011.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s February 11, 2011 Feed Outlook Report projects U.S. corn prices for the 2011 season average to be at $5.05 to $5.75 per bushel.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the first quarter of fiscal year 2011 ended January 31, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.04 to $2.40 per gallon; our average sales price was $2.23 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.07 to a high of $6.67 per bushel; our average purchase price was $5.19 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of January 31, 2011, we had $17.0 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $170,000. In addition, in April 2011, the remaining portion of our fixed rate debt with Ag Star becomes variable again. This will further expose the Company to changes in interest rates.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10 “Commitments and Contingencies — Legal Proceedings” of this Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 15, 2011	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2011	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer
(Principal Accounting and Financial Officer)