Form 10-Q
period 2011-04-30
Heron Lake BioEnergy, LLC
filed 2011-06-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2011

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

As of June 14, 2011, there were 30,208,074 Class A units outstanding and 7,000,000 Class B units outstanding for an aggregate total of 37,208,074 capital units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2011	2010*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,764,027	$1,523,318
Restricted cash	454,853	572,224
Marketable securities restricted	650,000	400,000
Accounts receivable	5,632,832	5,017,229
Inventory	10,393,158	10,637,023
Prepaid expenses	326,531	104,519
Total current assets	19,221,401	18,254,313

Property and equipment
Land and improvements	12,208,498	12,208,498
Plant buildings and equipment	94,497,119	94,480,582
Vehicles and other equipment	631,433	620,788
Office buildings and equipment	606,031	605,431
	107,943,081	107,915,299
Less accumulated depreciation	(20,839,843)	(18,111,652)
	87,103,238	89,803,647

Other Assets
Restricted cash	229,404	395,982
Other intangible assets, net	433,460	451,643
Debt service deposits and other assets	753,187	634,992
Total other assets	1,416,051	1,482,617

Total Assets	$107,740,690	$109,540,577

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2011	2010*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$—	$913,492
Line of credit	6,000,000	3,500,000
Current maturities of long-term debt	48,538,252	50,830,571
Accounts payable:
Trade accounts payable	1,091,002	2,852,083
Trade accounts payable — related party	56,413	955,137
Accrued expenses	618,558	881,215
Accrued losses on forward contracts	56,103	707
Derivative instruments	—	101,388
Total current liabilities	56,360,328	60,034,593

Long-Term Debt, net of current maturities	3,827,495	4,068,716

Commitments and Contingencies

Members’ Equity, 30,208,074 Class A units issued and outstanding at April 30, 2011 and October 31, 2010	47,552,867	45,437,268

Total Liabilities and Members’ Equity	$107,740,690	$109,540,577

See Notes to Condensed Consolidated Financial Statements

*                                    Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,	Three Months Ended April 30,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$38,022,811	$25,698,413

Cost of Goods Sold
Cost of goods sold	36,034,533	24,842,423
Lower of cost or market adjustment	147,812	156,300
Total Cost of Goods Sold	36,182,345	24,998,723

Gross Profit	1,840,466	699,690

Selling, General, and Administrative Expenses	(768,767)	(1,042,113)

Operating Income (Loss)	1,071,699	(342,423)

Other Income (Expense)
Interest income	7,830	10,042
Interest expense	(641,437)	(1,165,426)
Other income	582	5,194
Total other expense, net	(633,025)	(1,150,190)

Net Income (Loss)	$438,674	$(1,492,613)

Net Income (Loss) Per Unit - Basic and Diluted	$0.01	$(0.06)

Weighted Average Units Outstanding - Basic and Diluted	30,208,074	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Six Months Ended April 30,	Six Months Ended April 30,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$77,221,992	$55,385,628

Cost of Goods Sold
Cost of goods sold	71,689,251	49,345,327
Lower of cost or market adjustment	466,030	789,199
Total Cost of Goods Sold	72,155,281	50,134,526

Gross Profit	5,066,711	5,251,102

Selling, General, and Administrative Expenses	(1,464,535)	(2,053,687)

Operating Income	3,602,176	3,197,415

Other Income (Expense)
Interest income	25,546	24,296
Interest expense	(1,541,933)	(2,106,766)
Other income, net	29,808	10,604
Total other expense, net	(1,486,579)	(2,071,866)

Net Income	$2,115,597	$1,125,549

Net Income Per Unit - Basic and Diluted	$0.07	$0.04

Weighted Average Units Outstanding - Basic and Diluted	30,208,074	27,104,625

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,	Six Months Ended April 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$2,115,597	$1,125,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,746,374	2,810,631
Lower of cost or market adjustments	466,030	789,199
Change in fair value of derivative instruments	—	(23,737)
Change in operating assets and liabilities:
Restricted cash	(132,629)	(20,383)
Accounts receivable	(615,603)	(357,038)
Inventory	229,204	(2,577,561)
Derivative instruments	(101,388)	25,072
Prepaid expenses and other assets	(340,207)	(243,444)
Accounts payable	(2,659,803)	(901,781)
Accrued expenses	(262,657)	462,256
Accrued loss on forward contracts	(395,973)	(1,850,310)
Net cash provided (used in) operating activities	1,048,945	(761,547)

Investing Activities
Capital expenditures	(27,782)	(35,521)
Net cash used in investing activities	(27,782)	(35,521)

Financing Activities
Checks written in excess of bank balance	(913,492)	—
Proceeds from line of credit, net	2,500,000	1,750,000
Payments of long-term debt	(2,533,540)	(2,387,944)
Release of restricted cash	166,578	159,883
Net cash used in financing activities	(780,454)	(478,061)

Net increase (decrease) in cash and equivalents	240,709	(1,275,129)

Cash and Equivalents — Beginning of Period	1,523,318	3,184,074

Cash and Equivalents — End of Period	$1,764,027	$1,908,945

Supplemental Cash Flow Information
Total interest paid	$1,867,217	$1,743,454

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

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

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal recurring accruals, with the exception of the adjustments to reduce forward contracts to net realizable value that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota.  In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC (See Note 12), collectively, the “Company.”  All significant intercompany balances and transactions are eliminated in consolidation.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at April 30, 2011 and October 31, 2010 was approximately $87.1 million and $89.8 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2011 and October 31, 2010; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the quarters ended April 30, 2011 or October 31, 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the revolving term loan and line of credit approximates the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at April 30, 2011	$52,365,747	$49,405,099
Long-term debt at October 31, 2010	$54,899,287	$52,885,420

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

Reclassifications

The Company made reclassifications in the Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2010, to conform with classifications for the three and six months ended April 30, 2011.  These reclassifications had no effect on members’ equity, net income or cash flows as previously presented.

2.            GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As a result of the Company’s financial performance, the Company violated certain financial covenants under its master loan agreement with AgStar Financial Services, PCA (“AgStar”) at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010. At October 31, 2010, the Company was out of compliance with the minimum fixed charge coverage ratio covenant of the master loan agreement.  At January 31, 2011 and April 30, 2011, the Company was in compliance with its obligations under the master loan agreement and the amended forbearance agreement and the covenants contained therein. However, the Company anticipates that the owner equity ratio covenant of the master loan agreement will not be met as of the end of fiscal year 2011, unless amended.

At January 31, 2009, the Company reclassified the long-term debt related to this agreement to current liabilities because the Company was not in compliance with the minimum working capital requirement. That reclassification remains as of April 30, 2011 because of the actual and anticipated covenant defaults stated above.

At April 30, 2011, the Company’s total indebtedness to AgStar was approximately $53.8 million. All of the Company’s assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

On July 2, 2010, the Company entered into a forbearance agreement with AgStar by which AgStar agreed it would not declare a default under the master loan agreement or enforce any of the remedies available to it for the period of July 2, 2010 to the earlier of an event of default (as defined under the forbearance agreement) or December 31, 2010.  On December 30, 2010, the Company entered into an amended forbearance agreement with AgStar relating to its covenant violation at October 31, 2010. Under the amended forbearance agreement, AgStar agreed it would not declare a default under the loan documents or enforce any of the remedies available to it for the period of December 30, 2010 to the earlier of an event of default (as defined under the amended forbearance agreement) or March 1, 2011. On December 30, 2010, AgStar also agreed to extend the maturity date of the Company’s line of credit to March 1, 2011. Further, the amended forbearance agreement required the Company to obtain not less than $4.5 million in additional equity investments by March 1, 2011, the proceeds of which would be held in escrow pending the Company and AgStar entering into mutually agreeable amendments to the master loan agreement and related loan documents.  The amended forbearance agreement provided that failure of the Company to meet this requirement would constitute an event of default.

On March 1, 2011, the Company entered into a second amended forbearance agreement with AgStar that extended the forbearance period to the later of (i) April 1, 2011 or (ii) the occurrence of an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011. On March 1, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the second amended forbearance agreement. In exchange for AgStar agreeing to extend the forbearance period under the second amended forbearance agreement and the maturity date of the revolving line of credit, the Company paid the amount equal to fifty percent (50%) of the deferred interest pursuant to the provisions of section 5.d. of the forbearance agreement, in full satisfaction of the obligation of the Company to pay the deferred interest. By extending the forbearance period under the second amended forbearance agreement, AgStar also extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to the end of the new forbearance period.

On April 27, 2011, the Company entered into the following three agreements with AgStar to extend the maturity date of the revolving line of credit loan and extend the forbearance period of the forbearance agreement to July 1, 2011, provided that the Company accomplish certain restructuring milestones on or before specified dates.

1.               Under a Third Amendment to Forbearance Agreement, AgStar agreed it will not declare a default under the loan documents or enforce any remedies available to it under the loan documents or applicable law on account of the Company’s default beginning on April 27, 2011, and ending on the earlier of (i) July 1, 2011 or (ii) the occurrence of an event of default (as defined under the third amendment to forbearance agreement), provided that certain conditions precedent have been satisfied and the Company complies with the terms of the third amendment to forbearance agreement.  Under the third amendment to forbearance agreement, the Company’s failure to meet or achieve certain milestones on or before specified dates will be considered additional events of default.  The milestones include (i) submitting an updated performance improvement plan to AgStar on or before April 22, 2011, which the Company has met; (ii) delivering an executed letter of intent acceptable to AgStar in its sole discretion on or before May 20, 2011 that addresses completion of anticipated capital improvements to convert the Company’s ethanol production facility to natural gas and such other matters as AgStar may reasonably request, which the Company has met; (iii) timely filing the Company’s quarterly report on Form 10-Q with the Securities and Exchange Commission; (iv) closing on the new equity requirement of section 10 of the third amendment to forbearance agreement on or before July 1, 2011, or be scheduled to close on the new equity within a reasonable time thereafter; and (v) completing certain project milestones on or before July 1, 2011 related to future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas.

2.               Under an Amendment No. 2 to Amended and Restated Fifth Supplement to the Master Loan Agreement dated December 30, 2010, AgStar agreed to extend the revolving line of credit loan maturity date to the later of (i) July 1, 2011 or (ii) the occurrence of an event of default (as defined under the third amendment to forbearance agreement).

3.               Under an Allonge No. 2, the maturity date of the Third Amended and Restated Revolving Line of Credit Note was extended to match the extended maturity date described in the Amendment No. 2 to Amended and Restated Fifth Supplement to the Master Loan Agreement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

On April 27, 2011, the Company also entered into an Amended and Restated Fourth Supplement to the Master Loan Agreement with AgStar.  Under the amended and restated fourth supplement, AgStar agreed to modify the term revolving loan to allow for investment of revolving advances in certain future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas.  In exchange for this amendment, the Company agreed to reaffirm certain representations and warranties and proceed with the natural gas conversion in accordance with the initial construction plans, specifications and budgets provided to AgStar.

On April 27, 2011, the Company also entered into Amendment No. 1 to Fourth Amended and Restated Master Loan Agreement dated October 1, 2007 with AgStar.  Under this amendment, affirmative covenants relating to future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas were added to the Company’s covenants to AgStar under the master loan agreement, and failure to complete natural gas conversion in accordance with such covenants was added to the events constituting an event of default under the master loan agreement.

As of April 30, 2011, $6.0 million was outstanding on the line of credit. The Company intends to seek an extension of the maturity date of its line of credit with AgStar beyond July 1, 2011, but such an extension cannot be assured.  The Company would likely not have adequate cash to repay the amounts outstanding on its line of credit on July 1, 2011, if AgStar did not extend the maturity date.  Further, without an amendment to the owner equity ratio covenant in the master loan agreement, the Company anticipates that it will be in violation of this covenant of the master loan agreement at October 31, 2011.

The Company’s failure to comply with its obligations under the third amendment to forbearance agreement, failure to comply with the covenants of the master loan agreement or its failure to repay the revolving line of credit loan when due would result in an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

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

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal 2011 and 2010. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.  The Company had no derivative instruments at April 30, 2011.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3

Commodity derivative instruments	$(101,388)	$(101,388)	$—	$—

The fair value of derivative instruments is based on quoted market prices in active markets.

5.              INVENTORY

Inventory consisted of the following at April 30, 2011 and October 31, 2010:

	April 30,	October 31,
	2011	2010 *
Raw materials	$6,720,588	$5,995,564
Work in process	1,428,056	1,042,844
Finished goods	1,292,582	2,021,672
Supplies	841,116	826,213
Other grains	110,816	750,730
Total	$10,393,158	$10,637,023

*    Derived from audited financial statements

The Company recorded losses of approximately $15,000 for both the three and six months ended April 30, 2011, and approximately $9,000 and $67,000 for the three and six months ended April 30, 2010, respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 10, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $441,000 and $2,543,000 based on market prices at April 30, 2011 and October 31, 2010, respectively, and is not included in the amounts above.

6.              DERIVATIVE INSTRUMENTS

As of April 30, 2011, the Company has no corn or ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of April 30, 2011, the Company had no outstanding derivative instruments.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

In addition, as of April 30, 2011, the Company had no restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations location	2011	2010
Corn contracts	Cost of goods sold	$(26,000)	$9,000

Ethanol contracts	Revenues	(24,000)	(138,000)
Totals		$(50,000)	$(129,000)

	Statement of	Six-Months Ended April 30,
	Operations location	2011	2010
Corn contracts	Cost of goods sold	$(192,000)	$9,000

Ethanol contracts	Revenues	(24,000)	(138,000)
Totals		$(216,000)	$(129,000)

7.              LINE OF CREDIT

Under the master loan agreement, the Company has a revolving line of credit loan with AgStar for a maximum commitment of $6,750,000, subject to a defined borrowing base.  By a series of amendments to the master loan agreement with AgStar, the maturity of the revolving line of credit was extended from its original maturity of November 1, 2009 to June 30, 2010.  On July 2, 2010, as part of a forbearance agreement, the Company and AgStar agreed upon renewal terms for the Company’s line of credit loan with a new maturity date of December 31, 2010 . On December 30, 2010, AgStar renewed its revolving line of credit loan commitment in an aggregate principal amount outstanding at any one time not to exceed $6,750,000 or 75% of certain accounts receivable and inventory amounts, with a maturity date of March 1, 2011.  On March 1, 2011, as part of the second amended forbearance agreement, AgStar extended the maturity date of the revolving line of credit loan to the later of April 1, 2011 or an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011.  On April 27, 2011, as part of the third amendment to forbearance agreement, AgStar extended the maturity date of the revolving line of credit loan to the earlier of July 1, 2011 or an event of default (as defined under the third amendment to forbearance agreement).

Interest accrues on borrowings at the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51% at April 30, 2011 and October 31, 2010.  The Company must pay a 0.25% commitment fee on the average daily unused portion of the line of credit.  At April 30, 2011 and October 31, 2010, outstanding borrowings on the line of credit were $6.0 million and $3.5 million, respectively. Amounts available under the line of credit are reduced by outstanding standby letters of credit.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010.  Further, without an amendment to the owner equity ratio covenant in the master loan agreement, the Company anticipates that it will be in violation of this covenant at October 31, 2011.  However, the Company was in compliance with the covenants of its master loan agreement and amended forbearance agreement with AgStar at April 30, 2011.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

8.              DEBT FINANCING

Debt financing consists of the following:

	April 30,	October 31,
	2011	2010*
Term note payable to lending institution, see terms below	$46,669,580	$48,967,611

Revolving term note to lending institution, see terms below	1,155,872	1,155,872

Assessments payable	3,418,520	3,431,170

Notes payable to electrical company	1,094,382	1,304,129

Equipment note	27,393	40,505

Total	52,365,747	54,899,287

Less amounts due on demand or within one year	48,538,252	50,830,571

Net long term debt	$3,827,495	$4,068,716

*    Derived from audited financial statements

As described in Note 2, the Company has previous unwaived loan covenant violations and anticipates it will not be in compliance with the owner equity ratio covenant of the master loan agreement with AgStar as of October 31, 2011.  As a result, the long-term portion of the debt with AgStar remains classified as current.

Term Note

Under the master loan agreement with AgStar, the Company has a term note with outstanding indebtedness of $46.7 million and $49.0 million at April 30, 2011 and October 31, 2010, respectively.

In May 2008, the Company locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. The remainder of the amount outstanding on the term note is subject to a variable rate based on LIBOR plus 3.25%, which percentage is subject to reduction based upon the ratio of members’ equity to assets. The Company makes equal monthly payments of principal and interest of approximately $640,000 to amortize the note over a period not to exceed ten years, with a final balloon payment due in October 2012. In addition, the Company is required to make additional payments on the term note from excess cash flow, as defined in the master loan agreement, up to $2.0 million per year to AgStar until the Company reaches a specified financial ratio.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

Revolving Term Note

Under the master loan agreement with AgStar, the Company has a revolving term note for cash and inventory management purposes. The maximum amount available under the revolving term note is reduced each year by $500,000.  As of April 30, 2011 the maximum amount of the revolving term note was $3.5 million. The applicable interest rate on the revolving note is 3.25% above the one month LIBOR rate. The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 because of covenant defaults.  The revolving term note will mature on October 1, 2012. The Company pays a commitment fee of 0.35% per annum on the unused portion of the revolving term note.  At April 30, 2011 and October 31, 2010, there was approximately $1.1 million outstanding on the revolving term note.

As described in Note 2, the Company was not in compliance with the fixed charge ratio covenant of the master loan agreement at October 31, 2010 and does not anticipate being in compliance as of and for the period ending October 31, 2011.  Because of previously unwaived violations, amounts due under the term note and revolving term note have been classified as current liabilities.  However, the Company was in compliance with the covenants of its master loan agreement with AgStar at January 31, 2011 and April 30, 2011.

Estimated maturities of long-term debt after reclassification to current at April 30, 2011 are as follows:

2011	$48,538,252
2012	616,220
2013	366,895
2014	383,339
2015	400,879
After 2015	2,060,162

Total long-term debt	$52,365,747

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the six months ended April 30, 2011 and 2010 was approximately $936,000 and $895,000, respectively.

At April 30, 2011, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,664,010
2013	1,595,683
2014	1,561,308
2015	849,475
2016	831,600
Thereafter	1,108,800

Total lease commitments	$7,610,876

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

10.              COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Permit Matters

The costs associated with obtaining and complying with permits and complying with environmental laws have increased the Company’s costs of construction, production and continued operation. In particular, the Company has incurred significant expense relating to its air-emission permit in four categories: (1) obtaining the air emissions permit from the Minnesota Pollution Control Agency (“MPCA”); (2) compliance with the air emissions permit and the terms of the Company’s compliance agreement with the MPCA; (3) a March 2008 notice of violation from the MPCA that was resolved in December 2010 though a stipulation agreement.

On December 16, 2010, the MPCA issued a new air emissions permit to the Company that supersedes its previously granted air permit and the compliance agreement.  The new air permit establishes the applicable limits for each type of emission generated by the Company’s ethanol plant.  The permit also requires the Company to take additional actions relating to its plant and its operations within certain time frames, relating to mercury emissions.  The Company expects to seek amendments to its air emissions permit to convert the Company’s ethanol plant to natural gas pending regulatory approvals in form acceptable to the Company, and may incur additional costs in connection with the permit amendment, as well as improvements to its plant to convert to natural gas and to ensure compliance with its permit and planned amendments.  Under the amended and restated fourth supplement to the master loan agreement with AgStar, advances from the Company’s term revolving note may be used for anticipated capital improvements to supply natural gas to the Company’s ethanol plant and convert the ethanol plant to natural gas pending regulatory approvals in form acceptable to the Company.

On December 16, 2010, the Company entered into a stipulation agreement with the MPCA relating to the March 2008 notice of violation.  Under the stipulation agreement, the Company agreed to pay a civil penalty of $66,000, of which $54,000 was paid within thirty days and up to $12,000 may be satisfied through the Company’s delivery of a building capture efficiency study.

While the Company’s air emissions permit issue was resolved with the December 16, 2010 issuance of a new air permit by the MPCA, and the Company has addressed the notice of violation through a stipulation agreement, the Company anticipates future expense associated with its planned permit amendment pending regulatory approvals in form acceptable to the Company and compliance with its air permit and environmental laws.  A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on the Company’s operations.  The inability of the Company to obtain permit and regulatory approvals in form acceptable to the Company to convert its ethanol plant to natural gas may result in the Company violating certain covenants under its loan agreements with AgStar which could have a material adverse effect on the Company.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of April 30, 2011:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$57,549,165	$51,397,308	$2,579,497	$1,087,377	$2,484,983
Operating lease obligations	7,610,876	1,664,010	3,156,991	1,681,075	1,108,800
Purchase obligations (2)	20,815,829	20,375,891	439,938	—	—
Total contractual obligations	$85,975,870	$73,437,209	$6,176,426	$2,768,452	$3,593,783

(1)                                  Long-term debt obligations include estimated interest and interest on unused debt.

(2)                                  Purchase obligations primarily include forward contracts for corn and coal.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2011 (Unaudited)

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $15.0 million through July 2011, which represents approximately 22% of the Company’s anticipated corn purchases for the remainder of fiscal 2011.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $133,000 and $451,000 for the three and six months ended April 30, 2011, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

11.           RELATED PARTY TRANSACTIONS

The Company’s purchases of corn from members totaled approximately $15.0 million and $9.2 million during the three months ended April 30, 2011 and 2010, respectively.  The Company purchased corn from members of approximately $24.8 million and $21.0 million during the six months ended April 30, 2011 and 2010, respectively.

12.           SUBSEQUENT EVENTS

On May 19, 2011, the Company entered into a subscription agreement with Project Viking, LLC, a related party, to purchase from the Company 7,000,000 of the Company’s Class B units at a purchase price of $0.50 per unit totaling $3,500,000.  As a result of the purchase of units Project Viking, LLC will now have the right to appoint four governors to the Company’s Board .  The Class B units share equally in earnings or losses, distributions, and voting rights with Class A units.

On April 22, 2011 HLBE Pipeline Company, LLC, a new wholly owned subsidiary of the Company was formed.  The Company will contribute $2.2 million to HLBE Pipeline Company, LLC, which it has 100% ownership interest in.   HLBE Pipeline Company, LLC will use its funds to obtain a 73% ownership of Agrinatural Gas, LLC which was formed to construct, own and operate a natural gas pipeline that will provide natural gas to the Company’s ethanol production facility.  As part of the terms and conditions of the subscription agreement, Project Viking, LLC agreed to guaranty the repayment and performance of up to $1,000,000 of indebtedness that lenders may provide to Agrinatural Gas, LLC.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and six month periods ended April 30, 2011 and 2010. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the six months ended April 30, 2011.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2011, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   During the second quarter of fiscal year 2011 ended April 30, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.37 to $2.74 per gallon; our average sales price was $2.39 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.35 to a high of $7.78 per bushel; our average purchase price was $6.17 per bushel, with basis.

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

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2010. At April 30, 2011, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Statement of Operations for the three months ended April 30, 2011 and 2010.

	Three Months Ended April 30, 2011		Three Months Ended April 30, 2010
Income Statement Data	Amount	%	Amount	%
Revenues	$38,022,811	100.0	$25,698,413	100.0

Cost of Goods Sold
Cost of goods sold	36,034,533	94.8	24,842,423	96.7
Lower of cost or market adjustment	147,812.4		156,300	0.6
Total Cost of Goods Sold	36,182,345	95.2	24,998,723	97.3

Gross Profit	1,840,466	4.8	699,690	2.7

Operating Expenses	(768,767)	(2.0)	(1,042,113)	(4.0)

Operating Income	1,071,699	2.8	(342,423)	(1.3)

Other Expense, net	(633,025)	(1.6)	(1,150,190)	(4.5)

Net Income	$438,674	1.2	$(1,492,613)	(5.8)

Revenues

Revenues increased 48% for the quarter ended April 30, 2011 as compared to the quarter ended April 30, 2010. Net ethanol revenues during the quarter ended April 30, 2011, were approximately $30.6 million, representing 81% of our sales, compared to approximately $21.1 million during the quarter ended April 30, 2010, representing 83% of our sales. The increase in ethanol revenue was a result of a 57% increase in the average price per gallon of ethanol in the quarter ended April 30, 2011 as compared to the quarter ended April 30, 2010.  We had losses of approximately $24,000 and $138,000 related to ethanol derivatives for the quarter ended April 30, 2011 and 2010, respectively.

Total sales of DGS during the quarter ended April 30, 2011 were approximately $6.2 million comprising 16% of our revenues. DGS sales during the quarter ended April 30, 2010 were $3.4 million or 13% of revenues. The average DGS price increased 96% for the quarter ended April 30, 2011 as compared to the quarter ended April 30, 2010. DDGS tonnage sold increased by 11% for the quarter ended April 30, 2011 as compared to the quarter ended April 30, 2010 due to a decrease in modified DGS produced.  The remaining percent of revenues is made up of incidental other sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 95.6% and 98.0% for the three months ended April 30, 2011 and 2010, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  increased approximately 80% in the quarter ended April 30, 2011 as compared to the quarter ended April 30, 2010.  Cost of goods sold includes lower of cost or market adjustments of approximately $148,000 and $156,000 for the three months ended April 30, 2011 and 2010, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had a loss related to corn derivative instruments of approximately $26,000 and a gain of approximately $9,000 for the quarters ended April 30, 2011 and 2010, respectively.  Our gross profit margin for the three months ended April 30, 2011 increased to a profit of 4.4% from a profit of 2.0% for the three months ended April 30, 2010. We had an increased gross margin in the second quarter of fiscal 2011 as compared to first quarter of fiscal 2010 due to the 57% increase in the price per gallon of ethanol.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2011, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 2.0% of total revenues for the three months ended April 30, 2011 and 4.1% of total revenues for the three months ended April 30, 2010.   These expenses generally do not vary with the level of production at the plant.  The decrease in the period included reduced consulting costs and environmental related costs.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down approximately 45% for the three months ended April 30, 2011 as compared to the three months ended April, 2010, is dependent on the balances outstanding and on interest rate fluctuations.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the three months ended April 30, 2010.  During the three months ended April 30, 2011, 50% of the accrued default interest was paid while the final 50% was forgiven, therefore, reducing interest expense.

Results of Operations for the Six Months Ended April 30, 2011 and 2010

The following table shows summary information from our Statement of Operations for the six months ended April 30, 2011 and April 30, 2010.

	Six Months Ended April 30, 2011		Six Months Ended April 30, 2010
Income Statement Data	Amount	%	Amount	%
Revenues	$77,221,992	100.0	$55,385,628	100.0

Cost of Goods Sold
Cost of goods sold	71,689,251	92.8	49,345,327	89.1
Lower of cost or market adjustment	466,030	0.6	789,199	1.4
Total Cost of Goods Sold	72,155,281	93.4	50,134,526	90.5

Gross Profit	5,066,711	6.6	5,251,102	9.5

Operating Expenses	(1,464,535)	(1.9)	(2,053,687)	(3.7)

Operating Income	3,602,176	4.7	3,197,415	5.8

Other Expense, net	(1,486,579)	(2.0)	(2,071,866)	(3.7)

Net Income	$2,115,597	2.7	$1,125,549	2.1

Revenues

Revenues increased 39% for the six months ended April 30, 2011 as compared to the six months ended April 30, 2010. Net ethanol revenues during the six months ended April 30, 2011, were approximately $62.8 million, representing 81% of our sales, compared to approximately $45.1 million during the six months ended April 30, 2010, representing 82% of our sales. The increase in ethanol revenue was a result of a 38% increase in the average price per gallon of ethanol period to period, in conjunction with a 2% increase in the gallons of ethanol sold.  We had losses of approximately $24,000 and a gain of $138,000 related to ethanol derivatives for the six months ended April 30, 2011 and 2010, respectively.

Total sales of DGS during the six months ended April 30, 2011 were approximately $11.4 million comprising 15% of our sales. DGS sales during the six months ended April 30, 2010 were $6.2 million or 11% of sales. The average DGS price decreased 70% for the six months ended April 30, 2011 as compared to the six months ended April 30, 2010. DDGS tonnage sales increased by 24% for the six months ended April 30, 2011 as compared to the six months ended April 30, 2010 due to a decrease in modified DGS produced.  The remaining percent of revenues is made up of incidental sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 93.6% and 90.8% for the six months ended April 30, 2011 and April 30, 2010, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  increased approximately 56% in the six months ended April 30, 2011 as compared to the six months ended April 30, 2010. This increase caused the increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $466,000 and $789,000 for the six months ended April 30, 2011 and 2010, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had a loss related to corn derivative instruments of approximately $192,000 and a gain of approximately $9,000 for the six months ended April 30, 2011 and 2010, respectively. Our gross profit margin for the six months ended April 30, 2011 decreased to 6.4% from 9.2% for the six months ended April 30, 2010. We had a lower gross margin in the first two quarters of fiscal 2011 as compared to the first two quarters of fiscal 2010 because the 38% increase in ethanol prices was unable to fully offset the 56% increase in cost of corn, including lower of cost or market adjustments.  For the same period, production decreased 2% due to our planned spring plant shutdown occurring in our second quarter rather than in the third quarter as done last fiscal year.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2011, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 1.9% of total revenues for the six months ended April 30, 2011 and 3.7% of total revenues for the six months ended April 30, 2010.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs incurred for environmental emissions testing done during the six months ended April 30, 2010.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down for the six months ended April 30, 2011 approximately 27% as compared to the six months ended April 30, 2010, is dependent on the balances outstanding and on interest rate fluctuations.  For the six months ended April 30, 2011, debt balances were down approximately 4%.  Balances on our line of credit increased from $3,500,000 at October 31, 2010  to $6,000,000 at April 30, 2011.  Balances on our line of credit have a minimum interest rate of 6%.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the six months ended April 30, 2010.  During the six months ended April 30, 2011, 50% of the accrued default interest was paid while the final 50% was forgiven, therefore, reducing interest expense.

Liquidity and Capital Resources

As of April 30, 2011, we had cash and cash equivalents (other than restricted cash) of approximately $1.8 million, current assets of approximately $19.2 million and total assets of approximately $107.7 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand and historically we have also obtained liquidity through borrowing from AgStar Financials Services, PCA under a master loan agreement.  Under the master loan agreement with AgStar, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at April 30, 2011 consists of $46.7 million under the term note, $1.1 million under the revolving term note and $6.0 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and member distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

We violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010.  However, we are in compliance with the covenants of our master loan agreement and amended forbearance agreement with AgStar at January 31, 2011 and April 30, 2011. Without an amendment to the covenants, we do not expect to be in compliance with the owners equity ratio covenant of the master loan agreement as of October 31, 2011. Therefore, we have classified $42.2 million of the AgStar debt as a current liability that would otherwise be classified as long term. As a result, current liabilities as of April 30, 2011 totaled approximately $56.4 million, including $42.2 million of long-term debt reclassified as current liabilities.

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

On March 1, 2011, we entered into a second amended forbearance agreement with AgStar that extended the forbearance period to the later of (i) April 1, 2011 or (ii) the occurrence of an event of default (as defined under the second amended forbearance agreement), but in any case no later than May 1, 2011. On March 1, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the second amended forbearance agreement. In exchange for AgStar agreeing to extend the forbearance period under the second amended forbearance agreement and the maturity date of the revolving line of credit, the Company paid the amount equal to fifty percent (50%) of the deferred interest pursuant to the provisions the forbearance agreement, in full satisfaction of the obligation of the Company to pay the deferred interest.

On April 27, 2011, we also entered into a third amendment to forbearance agreement with AgStar that extended the forbearance period to the earlier of (i) July 1, 2011 or (ii) the occurrence of an event of default (as defined under the third amendment to forbearance agreement).  On April 27, 2011, AgStar also In exchange for AgStar agreeing to extend the forbearance period under the third amendment to forbearance agreement and the maturity date of the revolving line of credit, the Company must accomplish certain restructuring milestones on or before specified dates and failure to meet or achieve these milestones will be considered additional events of default.  The milestones include (i) submitting an updated performance improvement plan to AgStar on or before April 22, 2011, which the Company has met; (ii) delivering an executed letter of intent acceptable to AgStar in its sole discretion on or before May 20, 2011 that addresses completion of anticipated capital improvements to convert the Company’s ethanol production facility to natural gas and such other matters as AgStar may reasonably request, which the Company has met; (iii) timely filing the Company’s quarterly report on Form 10-Q with the Securities and Exchange Commission; (iv) closing on the new equity requirement of section 10 of the third amendment to forbearance agreement on or before July 1, 2011, or be scheduled to close on the new equity within a reasonable time thereafter; and (v) completing certain project milestones on or before July 1, 2011 related to future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas pending regulatory approvals in form acceptable to the Company.

On April 27, 2011, we also entered into certain amendments to the fourth supplement to the master loan agreement with AgStar that allows for investment of revolving advances in certain future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas pending regulatory approvals in form acceptable to the Company.  In exchange for this amendment, the Company agreed to reaffirm certain representations and warranties and proceed with the natural gas conversion in accordance with the initial construction plans, specifications and budgets provided to AgStar.  Additionally, affirmative covenants relating to future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas were added to our covenants to AgStar under the master loan agreement, and failure to complete the natural gas conversion in accordance with such covenants was added to the events constituting an event of default under the master loan agreement.

By extending the forbearance period under the third amendment to forbearance agreement, AgStar also extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to the end of the new forbearance period (i.e., no later than July 1, 2011).

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

While the third amendment to forbearance agreement extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to no later than July 1, 2011, the escrow condition in the amended rights offering that the Company meet this requirement by March 1, 2011 was not met.  Therefore, the Company has terminated the amended rights offering to its members and all proceeds of the amended rights offering in escrow were returned to the subscribers.

As indicated, under the third amendment to forbearance agreement, AgStar has extended the date by which the Company must obtain not less than $4.5 million in additional equity investment to no later than July 1, 2011.

On May 19, 2011, we entered into a subscription agreement with Project Viking, L.L.C., under which Project Viking purchased from the Company 7,000,000 of our Class B capital units at a purchase price of $0.50 per Unit for total gross proceeds to the Company of $3,500,000.  The purchase price for the Units was paid to us on and the Units were issued to Project Viking effective May 19, 2011.  As part of the terms and conditions of the subscription agreement, Project Viking agreed to guaranty the repayment and performance of up to $1,000,000 of indebtedness that lenders may provide to Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that will provide natural gas to the Company’s ethanol production facility.  The Company owns 73% of Agrinatural Gas, LLC through our recently-formed wholly-owned subsidiary HLBE Pipeline Company, LLC.  The subscription agreement also provides that, notwithstanding any governor appointment rights it may have under the Company’s member control agreement, Project Viking will only appoint three governors to the Company’s Board of Governors until the next annual or special member meeting of the Company, which will be held by August 31, 2011 or as soon as reasonably practicable after the SEC clears the proxy materials for such meeting. The subscription agreement also provides that our Board of Governors will establish the number of governors serving on the Board immediately following the next annual or special member meeting at nine (9) governors, including appointed and elected governors, but Project Viking will not be entitled to appoint a majority of the governors to the nine-person Board unless it owns a majority of the units outstanding.

Under the terms of the subscription agreement, Project Viking also consented to and approved, and agreed to cause its appointed governors to consent to and approve, the Company’s planned offer and sale of up to 16,500,000 capital units to other existing unit holders at a price of $0.50 per unit (the “Additional Unit Offer”).  Project Viking’s consent and approval of the Additional Unit Offer is subject to the Company completing the offer and sale to Minnesota-resident unit holders by the earlier of 45 days following the next member meeting or October 31, 2011.  Under the terms of the Additional Unit Offer, no unit holder may purchase more than 77.73% of the units currently held by such unit holder in the Additional Unit Offer.  In addition, unit holders who subscribe for units will also be required to cover their pro rata share of the financial guaranty discussed above pursuant to agreed-upon subscription and escrow procedures.  In order to subscribe for units in the Additional Unit Offer, existing unit holders will be required to write a second check equal to 25% of their subscription amount, to be deposited into a separate escrow account established to cover the subscribers’ pro rata share of the financial guaranty.  The subscriber’s pro rata share of the financial guaranty will be based on the subscriber’s share of the total subscriptions received in the Additional Unit Offer.  The escrow account will be settled at the end of the Additional Unit Offer, once all subscribers’ actual aggregate share of the financial guaranty is determined, and any excess escrow funds deposited in the escrow account by subscribers will be returned promptly to subscribers.  Following settlement, the escrowed funds will remain in escrow pending the release of the financial guaranty.  Agrinatural Gas, LLC will make payments into the escrow account from time to time to enable the escrow account to pay subscribers interest on their pro rata share of the escrowed funds at the rate of 6% per annum.

The Company has requested from AgStar that the Project Viking subscription satisfy the requirement of the third amended forbearance agreement to obtain not less than $4.5 million in additional equity investment by the extended forbearance date.  The Company is current on all payments to AgStar and is continuing its discussions with AgStar regarding longer-term amendments to its master loan agreement and other loan agreements with AgStar.

We intend to seek an extension of the maturity date of our line of credit with AgStar beyond July 1, 2011, but such an extension cannot be assured.  The Company would likely not have adequate cash to repay the amounts outstanding on its line of credit on July 1, 2011, if AgStar did not extend the maturity date.  Further, without an amendment to the owner equity ratio covenant in the master loan agreement, the Company anticipates that it will be in violation of this covenant of the master loan agreement at October 31, 2011.  The Company’s failure to comply with its obligations under the second amended forbearance agreement (including its obligation to obtain not less than $4.5 million in additional equity investment), failure to comply with the covenants of the master loan agreement or its failure to repay the revolving line of credit loan when due would result in an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.  If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the six months ended April 30, 2011, the Company drew $2.5 million on the line of credit and paid long term debt of approximately $2.5 million described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six Months Ended April 30
	2011	2010
Net cash provided by (used in) operating activities	$1,048,945	$(761,547)
Net cash used in investing activities	(27,782)	(35,521)
Net cash used in financing activities	(780,454)	(478,061)
Net increase (decrease) in cash and equivalents	$240,709	$(1,275,129)

During the six months ended April 30, 2011, we provided $1.0 million in cash from operating activities. This consists primarily of generating net income of $2.1 million plus non-cash expenses including depreciation and amortization of $2.7 million and lower of cost or market adjustments of $0.5 million offset by decreasing accounts payables by $2.7 million and increasing accounts receivable by $0.6 million. The changes in our working capital occurred due to the timing of payments to our vendors for corn, particularly, around January 31, as well as depending on the size and timing of shipments of ethanol and distiller grain as the load out can be sizable.

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

During the six months ended April 30, 2011, we used approximately $28,000 for investing activities to pay for capital expenditures. During the six months ended April 30, 2011, we used $780,000 for financing activities consisting primarily of payments for checks in excess of cash and on long-term debt.

During the six months ended April 30, 2010, we used approximately $36,000 for investing activities to pay for capital expenditures. During the six months ended April 30, 2010, we used $0.5 million for financing activities consisting primarily of payments on long-term debt of $2.4 million and advances on the line of credit of $1.7 million.

Outlook

Ethanol prices have been favorable thus far. Nevertheless, we expect to see continuing volatility in ethanol prices.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including the amount and timing of additional domestic ethanol production and ethanol imports; petroleum and gasoline prices; and the development of other alternative fuels.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last year, thus impacting the corn supply.  We expect the price of corn to remain at current price levels well into 2011.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s May 13, 2011 Feed Outlook Report projects U.S. corn prices for the 2011/12 season average to be at $5.50 to $6.50 per bushel.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the second quarter of fiscal year 2011 ended April 30, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.37 to $2.74 per gallon; our average sales price was $2.39 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.35 to a high of $7.78 per bushel; our average purchase price was $6.17 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of April 30, 2011, we had $16.7 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $167,000. In addition, after April 2011, the remaining portion of our fixed rate debt with Ag Star became variable again. This will further expose the Company to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Company did not have any sales of unregistered securities during the fiscal quarter ended April 30, 2011, we did enter into a subscription agreement with Project Viking, L.L.C. on May 19, 2011.  Under this subscription agreement, Project Viking purchased from the Company 7,000,000 of our Class B capital units at a purchase price of $0.50 per Unit for total gross proceeds to the Company of $3,500,000.  Discussion of the Project Viking subscription agreement is incorporated by reference from Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-Q.

Item 3. Defaults upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Third Amendment to Forbearance Agreement dated April 27, 2011 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

10.2

Amendment No. 2 to Amended and Restated Fifth Supplement to the Master Loan Agreement (Revolving Line of Credit Loan) dated April 27, 2011 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

10.3	Allonge No. 2 to Third Amended and Restated Revolving Line of Credit Note dated April 27, 2011 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

10.4	Amended and Restated Fourth Supplement to the Master Loan Agreement (Term Revolving Loan) dated April 27, 2011 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

10.5	Amendment No. 1 to Fourth Amended and Restated Master Loan Agreement dated April 27, 2011 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2011	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2011	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer (Principal Accounting and Financial Officer)