Form 10-Q
period 2011-07-31
Heron Lake BioEnergy, LLC
filed 2011-09-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of September 14, 2011, there were 37,208,074 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$4,479,298	$1,523,318
Restricted cash	691,479	572,224
Marketable securities restricted	650,000	400,000
Accounts receivable	6,511,345	5,017,229
Inventory	9,604,645	10,637,023
Derivative instruments	50,250	—
Prepaid expenses	258,277	104,519
Total current assets	22,245,294	18,254,313

Property, plant and equipment
Land and improvements	12,208,498	12,208,498
Plant buildings and equipment	94,509,719	94,480,582
Vehicles and other equipment	635,054	620,788
Office buildings and equipment	606,031	605,431
Construction in progress	2,534,380	—
	110,493,682	107,915,299
Less accumulated depreciation	(22,202,689)	(18,111,652)
	88,290,993	89,803,647

Other Assets
Restricted cash	144,933	395,982
Other intangible assets, net	424,368	451,643
Debt service deposits and other assets	753,187	634,992
Total other assets	1,322,488	1,482,617

Total Assets	$111,858,775	$109,540,577

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$—	$913,492
Line of credit	6,000,000	3,500,000
Current maturities of long-term debt	4,418,072	50,830,571
Accounts payable:
Trade accounts payable	1,555,560	2,852,083
Trade accounts payable — related party	1,193,310	955,137
Accrued expenses	395,995	881,215
Accrued losses on forward contracts	384,202	707
Derivative instruments	—	101,388
Total current liabilities	13,947,139	60,034,593

Long-Term Debt, net of current maturities	47,600,507	4,068,716

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
37,208,074 and 30,208,074 Class A units issued and outstanding at July 31, 2011 and October 31, 2010, respectively	50,327,976	45,437,268
Noncontrolling interest	(16,847)	—
Total members’ equity	50,311,129	45,437,268

Total Liabilities and Members’ Equity	$111,858,775	$109,540,577

See Notes to Condensed Consolidated Financial Statements

*        Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,	Three Months Ended July 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$43,013,930	$23,621,607

Cost of Goods Sold
Cost of goods sold	41,199,270	24,329,885
Lower of cost or market adjustment	1,125,780	113,791
Total Cost of Goods Sold	42,325,050	24,443,676

Gross Profit (Loss)	688,880	(822,069)

Selling, General, and Administrative Expenses	(871,355)	(842,953)

Settlement Income	—	2,600,000

Operating Income (Loss)	(182,475)	934,978

Other Income (Expense)
Interest income	6,530	9,805
Interest expense	(567,529)	(1,117,395)
Other income	737	(414)
Total other expense, net	(560,262)	(1,108,004)

Net Loss	(742,737)	(173,026)

Net Loss Attributable to Noncontrolling Interest	(17,847)	—

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(724,890)	$(173,026)

Net Loss Per Unit - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Units Outstanding - Basic and Diluted	35,838,509	28,116,619

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$120,235,922	$78,809,958

Cost of Goods Sold
Cost of goods sold	112,888,521	73,675,212
Lower of cost or market adjustment	1,591,810	902,990
Total Cost of Goods Sold	114,480,331	74,578,202

Gross Profit	5,755,591	4,231,756

Selling, General, and Administrative Expenses	(2,335,890)	(2,896,640)

Settlement Income	—	2,600,000

Operating Income	3,419,701	3,935,116

Other Income (Expense)
Interest income	32,076	34,101
Interest expense	(2,109,462)	(3,224,161)
Other income, net	30,545	207,467
Total other expense, net	(2,046,841)	(2,982,593)

Net Income	1,372,860	952,523

Net Loss Attributable to Noncontrolling Interest	(17,847)	—

Net Income Attributable to Heron Lake BioEnergy, LLC	$1,390,707	$952,523

Net Income Per Unit - Basic and Diluted	$0.04	$0.03

Weighted Average Units Outstanding - Basic and Diluted	32,105,510	27,455,663

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net income	$1,372,860	$952,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,118,312	4,206,765
Lower of cost or market adjustments	1,591,810	902,990
Change in fair value of derivative instruments	2,200	216,291
Non-cash settlement income	—	(500,000)
Change in operating assets and liabilities:
Restricted cash	(369,255)	(882,427)
Accounts receivable	(1,494,116)	884,058
Inventory	1,017,717	(2,174,144)
Derivative instruments	(153,838)	51,097
Prepaid expenses and other assets	(271,953)	(175,319)
Accounts payable	(1,058,350)	(710,409)
Accrued expenses	(485,219)	316,391
Accrued loss on forward contracts	(1,193,654)	(1,973,358)
Net cash provided by operating activities	3,076,514	1,114,458

Investing Activities
Capital expenditures	(2,578,383)	(110,801)
Net cash used in investing activities	(2,578,383)	(110,801)

Financing Activities
Checks written in excess of bank balance	(913,492)	—
Proceeds from line of credit, net	2,500,000	(5,000,000)
Payments of long-term debt	(2,880,708)	(3,712,458)
Release of restricted cash	251,049	240,912
Member contributions	3,500,000	4,500,001
Noncontrolling interest investment	1,000	—
Net cash provided by (used in) financing activities	2,457,849	(3,971,545)

Net increase (decrease) in cash and equivalents	2,955,980	(2,967,888)

Cash and Equivalents — Beginning of Period	1,523,318	3,184,074

Cash and Equivalents — End of Period	$4,479,298	$216,186
Supplemental Cash Flow Information
Total interest paid	$2,594,217	$2,800,734
Supplemental Disclosure of Noncash Investing and Financing Activities
Fagen Settlement — Release of retainage	$—	$3,834,319
Fair value of equipment received as part of settlement income	$—	$500,000

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

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

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, the “Company.”  HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC, (“Agrinatural”). The remaining 27% is included in the consolidated financial statements as a noncontrolling interest.  All significant intercompany balances and transactions are eliminated in consolidation.

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheet relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two renewal options for five year periods.

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

Marketable Securities

Marketable securities consist of certificates of deposit, with effective maturities of generally one year or less. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at July 31, 2011 and October 31, 2010 was approximately $88.3 million and $89.8 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at July 31, 2011 and October 31, 2010; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended July 31, 2011 or 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at July 31, 2011	$52,018,579	$52,018,579
Long-term debt at October 31, 2010	$54,899,287	$52,885,420

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

Reclassifications

The Company made reclassifications in the Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2010, to conform to classifications for the three and nine months ended July 31, 2011.  These reclassifications had no effect on members’ equity, net income (loss) or cash flows as previously presented.

2.            GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance.  The Company has had instances of unwaived debt covenant violations and had been operating under forbearance agreements with AgStar Financial Services, PCA (“AgStar”).  In addition, the Company’s working capital was at a lower level than desired.  These conditions contributed to the long-term debt with AgStar being classified as current in previously filed financial statements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

The Company has continued to make changes to operations of the plant, renegotiate with AgStar, and enhance working capital.  To this end, the Company has begun converting the plant from a coal-fired ethanol plant to a natural gas plant.   The Company believes the conversion will reduce production and operating costs, reduce interest costs, and improve operating profitability.  The Company expects to complete the conversion in November 2011 at a cost of approximately $3.1 million, which includes the Company’s $2.2 million investment through its wholly owned subsidiary HLBE Pipeline Company, LLC into Agrinatural in consideration of a 73% ownership interest.  In May 2011, the Company raised an additional $3.5 million from Project Viking, LLC (“Project Viking”) to help finance the natural gas conversion and to improve working capital.  The Company has also begun a rights offering as described in Note 11.

In September 2011, the Company entered into a restructured loan agreement with AgStar that superseded and replaced past loan agreements with AgStar including the forbearance agreements.  This restructured loan agreement extends the maturity date of the Company’s long-term debt, maintains and extends the existing available balance on the revolving portion of the long-term debt, and allows the Company to reclassify the debt to long-term.  As part of this restructured loan agreement, the Company repaid the revolving line of credit with AgStar in September 2011.  The repayment of the revolving line of credit was done as part of the change in ethanol and distillers marketers to Gavilon, LLC (“Gavilon”) in September 2011 as described in Note 13.  In addition to assuming responsibility for marketing the ethanol and distillers products for the Company, Gavilon will assist the Company with certain risk management activities and will carry the cost of corn raw material and finished goods inventory for the Company on its balance sheet until processed or sold at the Company’s production facility, thereby reducing the Company’s working capital needs.  With the transition to Gavilon, the Company sold certain inventory to Gavilon in order to pay off the line of credit in September 2011.

While the Company believe these changes will improve the operating performance of the plant, provide additional working capital, and reduce the effects on our plant of volatility in the industry, it is not yet certain as to whether these efforts and changes will be successful.

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

4.              FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	July 31, 2011	Level 1	Level 2	Level 3

Commodity derivative instruments	$50,250	$50,250	$—	$—

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3

Commodity derivative instruments	$(101,388)	$(101,388)	$—	$—

The fair value of derivative instruments is based on quoted market prices in active markets.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

5.              INVENTORY

Inventory consisted of the following at July 31, 2011 and October 31, 2010:

	July 31,	October 31,
	2011	2010 *
Raw materials	$5,229,418	$5,995,564
Work in process	1,372,536	1,042,844
Finished goods	2,003,915	2,021,672
Supplies	840,899	826,213
Other grains	157,877	750,730
Total	$9,604,645	$10,637,023

*    Derived from audited financial statements

The Company recorded losses of approximately $15,000 for both the three and nine months ended July 31, 2011, and approximately $30,000 and $97,000 for the three and nine months ended July 31, 2010, respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 10, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $228,000 and $2,543,000 based on market prices at July 31, 2011 and October 31, 2010, respectively, and is not included in the amounts above.

6.              DERIVATIVE INSTRUMENTS

As of July 31, 2011, the Company has corn derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn and ethanol derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of July 31, 2011, the notional amount of the Company’s outstanding derivative instruments was approximately 1,200,000 bushels that were entered into to hedge forecasted corn purchases through September 2011.  The Company had an asset of $50,250 and a liability of $101,388 for derivative instruments at July 31, 2011 and October 31, 2010, respectively.

In addition, as of July 31, 2011 the Company had approximately $342,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations location	2011	2010
Corn contracts	Cost of goods sold	$(448,000)	$50,000

Ethanol contracts	Revenues	—	11,000
Totals		$(448,000)	$61,000

	Statement of	Nine-Months Ended July 31,
	Operations location	2011	2010
Corn contracts	Cost of goods sold	$256,000	$59,000

Ethanol contracts	Revenues	(24,000)	(127,000)
Totals		$232,000	$(68,000)

7.              LINE OF CREDIT

As of July 31, 2011, under the prior master loan agreement, the Company had a revolving line of credit loan with AgStar for a maximum commitment of $6,750,000, subject to a defined borrowing base.  By a series of amendments to the master loan agreement with AgStar, the maturity of the revolving line of credit was extended from its original maturity of November 1, 2009 to September 1, 2011.  As described in Note 2, on September 1, 2011 the proceeds from the sale of inventory to Gavilon were used to repay the revolving line of credit loan with AgStar and the Company no longer has a revolving line of credit with AgStar.

Interest accrues on borrowings were the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51% at July 31, 2011 and October 31, 2010.  The Company paid a 0.25% commitment fee on the average daily unused portion of the line of credit.  At July 31, 2011 and October 31, 2010, outstanding borrowings on the line of credit were $6.0 million and $3.5 million, respectively. Amounts available under the line of credit are reduced by outstanding standby letters of credit.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

8.              DEBT FINANCING

Debt financing consists of the following:

	July 31,	October 31,
	2011	2010*
Term note payable to lending institution, see terms below	$45,340,447	$48,967,611

Revolving term note to lending institution, see terms below	2,355,872	1,155,872

Assessments payable	3,312,556	3,431,170

Notes payable to electrical company	989,024	1,304,129

Equipment note	20,680	40,505

Total	52,018,579	54,899,287

Less amounts due on demand or within one year	4,418,072	50,830,571

Net long term debt	$47,600,507	$4,068,716

*    Derived from audited financial statements

As of July 31, 2011, as a result of the new restructured loan agreement with AgStar as discussed below, the Company reclassified to long-term debts anticipated loan payments based on the revised maturity schedule.

On August 29, 2011, the Company entered into a Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede the Company’s existing loan agreement, related loan documents and the forbearance agreement effective September 1, 2011.  Under the Fifth Amended and Restated Master Loan Agreement, AgStar agreed to restructure the Company’s term loan and its term revolving loan based upon the Company’s accomplishment of certain restructuring milestones and the new commercial relationship between the Company and Gavilon.  The material terms of the Fifth Amended and Restated Master Loan Agreement are described in detail in the term note and revolving term note paragraphs below.

Term Note

Under the master loan agreement with AgStar, the Company had a term note with outstanding indebtedness of $45.3 million and $49.0 million at July 31, 2011 and October 31, 2010, respectively.  The interest was locked at 6.58% on $45.0 million until April 30, 2011. The remainder of the amount outstanding on the term note is subject to a variable rate based on LIBOR plus 3.25%, which percentage is subject to reduction based upon the ratio of members’ equity to assets.

Revolving Term Note

The Company had a revolving term note for cash and inventory management purposes. The maximum amount available under the revolving term note is reduced each year by $500,000.  As of July 31, 2011 the maximum amount of the revolving term note was $3.5 million. The applicable interest rate on the revolving note is 3.25% above the one month LIBOR rate. The Company accrued an additional 2.0% in default interest on all of its indebtedness to AgStar from February 1, 2010 through July 2, 2010 because of covenant defaults.  The revolving term note was scheduled to mature on October 1, 2012.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

The Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar replaced and superseded the Company’s existing loan agreements, related loan documents and the amended forbearance agreements effective September 1, 2011.  Under the Fifth Amended and Restated Master Loan Agreement, the Company has a five-year term loan in the amount of $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.

Under the Fifth Amended and Restated Master Loan Agreement, the Company also obtained a five-year term revolving loan commitment in the amount of $8,008,689, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.

The Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Estimated maturities of long-term debt at July 31, 2011 are as follows based on the most recent debt agreement:

2011	$4,418,072
2012	4,415,939
2013	4,441,268
2014	4,654,725
2015	4,880,127
After 2015	29,208,448

Total long-term debt	$52,018,579

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for both the nine months ended July 31, 2011 and 2010 was approximately $1.4 million.

At July 31, 2011, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,659,852
2013	1,576,738
2014	1,398,436
2015	833,280
2016	833,140
Thereafter	900,900

Total lease commitments	$7,202,346

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

10.              COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Permit Matters

The costs associated with obtaining and complying with permits and complying with environmental laws have increased the Company’s costs of construction, production and continued operation. In particular, the Company has incurred significant expense relating to its air-emission permit in three categories: (1) obtaining the air emissions permit from the Minnesota Pollution Control Agency (“MPCA”); (2) compliance with the air emissions permit and the terms of the Company’s compliance agreement with the MPCA; and (3) a March 2008 notice of violation from the MPCA that was resolved in December 2010 though a stipulation agreement.

On December 16, 2010, the MPCA issued a new air emissions permit to the Company that supersedes its previously granted air permit and the compliance agreement.  The new air permit establishes the applicable limits for each type of emission generated by the Company’s ethanol plant.  The permit also requires the Company to take additional actions relating to its plant and its operations within certain time frames, relating to mercury emissions.  The Company expects to seek amendments to its air emissions permit to convert the Company’s ethanol plant to natural gas pending regulatory approvals in form acceptable to the Company, and may incur additional costs in connection with the permit amendment, as well as improvements to its plant to convert to natural gas and to ensure compliance with its permit and planned amendments.  Under the Fifth Amended and Restated Master Loan Agreement with AgStar, advances from the Company’s term revolving note may be used for anticipated investments and capital improvements to supply natural gas to the Company’s ethanol plant and convert the ethanol plant to natural gas pending regulatory approvals in form acceptable to the Company.

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

Forward Contracts

The Company has forward contracts in place for corn purchases of approximately $15.3 million through October 2011, which represents approximately 45% of the Company’s anticipated corn purchases for the remainder of fiscal 2011.

Currently, some of these corn contract prices are above market prices for corn. Given the recent changing price of corn upon taking delivery under these contracts, the Company would incur a loss. Accordingly, the Company recorded a loss on purchase commitments of approximately $1.1 million and $1.6 million for the three and nine months ended July 31, 2011, respectively.  The loss was recorded as a lower of cost or market adjustment on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

As the Company converts from a coal-fired ethanol plant to a natural gas plant, the Company may incur contract termination costs related to certain coal contracts.  The potential contract termination costs, if any, are still unknown.  The Company terminated the marketing agreement with C&N and will incur $325,000 payable over the remaining term of the initial contract.

11.           MEMBERS’ EQUITY

On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder may purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units will also be required to deposit $.125 per unit into an escrow account that will be held to guarantee any potential debt of the Agrinatural.  Project Viking agreed to guarantee up to $1 million of Agrinatural’s debt as part of its investment.  The offering period began on August 30, 2011 and is scheduled to expire on October 15, 2011.  The purchase price, percentage limitation and offering period were determined to comply with the terms of the May 19, 2011 Subscription Agreement between the Company and Project Viking.  At that time, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units.  These units sold to Project Viking were subsequently converted to Class A units.

12.           RELATED PARTY TRANSACTIONS

The Company’s purchases of corn from members totaled approximately $22.7 million and $8.6 million during the three months ended July 31, 2011 and 2010, respectively.  The Company purchased corn from members of approximately $47.5 million and $29.6 million during the nine months ended July 31, 2011 and 2010, respectively.

13.           MARKETING AND SUPPLY AGREEMENTS

The Company entered into termination agreements with CHS Inc. and C&N Ethanol Marketing Corporation to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011 for each.  The Company will assume certain rail car leases with the termination of the ethanol marketing agreement as well as pay a negotiated termination fee over the remaining term of the original contract.

Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon to market the Company’s ethanol and distillers grains products and to supply the Company’s ethanol production facility with corn.  Gavilon will be the exclusive corn supplier and ethanol and distillers grains marketer for the Company’s production facility beginning September 1, 2011 and for an initial term of two years.  The Company believes that working with Gavilon to manage the Company’s marketing and procurement needs will provide a comprehensive solution to help the Company achieve its risk management objectives in a competitive market and will enable the Company to reduce its working capital requirements and more effectively manage its processing margins in both spot and forward markets.

Under the corn supply agreement, the Company will pay Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company’s ethanol production facility based on the length of time between when Gavilon pays for the corn stored in or en route to or from the Company’s elevator facilities or production facility, and when the Company is invoiced for that corn at the time it is processed at the Company’s production facility.  The supply fee was negotiated based on prevailing market-rate conditions for comparable corn supply services.  Both Gavilon and the Company have the ability to originate the corn requirements for the production facility.  On the effective date of the corn supply Agreement, Gavilon purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company’s corn requirements at the production facility and the repayment of the Company’s line of credit with AgStar.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2011 (Unaudited)

The ethanol and distillers grains marketing agreement under which Gavilon will purchase, market and resell 100% of the ethanol and distillers grains products produced at the Company’s ethanol production facility.  Under the marketing agreement, the Company will pay Gavilon a marketing fee based on a percentage of the applicable sale price of the ethanol and distillers grains products.  The marketing fees were negotiated based on prevailing market-rate conditions for comparable ethanol and distillers grains marketing services.  On the effective date of the marketing agreement, Gavilon purchased all ethanol and distillers grains inventory currently owned by the Company and located at the Company’s production facilities, at current market prices.

The Company entered into a master netting agreement under which payments by the Company to Gavilon for corn under the corn supply agreement will be netted against payments by Gavilon to the Company for ethanol and distillers grains products produced and sold to Gavilon under the marketing agreement.  Under the terms of the master agreement, the Company is giving Gavilon a first priority security interest in, and a right of set off against, the Company’s non-fixed assets including any rights it has to corn under the corn supply agreement, ethanol and distillers grains under the marketing agreement, the work-in-process at the Company’s ethanol production facility, and the other transactions under the Gavilon agreements.  The master agreement is integral to the transition to the Gavilon agreements, and the termination and payoff of the Company’s seasonal revolving line of credit with AgStar.

The master netting agreement also provides for a daily calculation of exposure that either Gavilon or the Company have to the other party under the corn supply agreement and the marketing agreement if the then-existing transactions under such agreements were closed-out into a single liquidated settlement payment. To the extent such exposure exceeds agreed-upon threshold credit limits that were negotiated between the parties, the party who has exceeded its credit limit (i.e., owes a net settlement payment to the other party in excess of its credit limit) must provide the other party with cash and/or letters of credit (“margin”) equal to the amount of such excess. Failure to provide such margin would constitute an event of default under the terms of the master netting agreement, and would give the other party the right to close-out transactions under the corn supply agreement and marketing agreement and exercise rights of set-off and other secured party remedies.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and nine month periods ended July 31, 2011 and 2010. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the nine months ended July 31, 2011.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2011, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.   During the third quarter of fiscal year 2011 ended July 31, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.46 to $3.07 per gallon; our average sales price was $2.59 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.17 to a high of $7.99 per bushel; our average purchase price was $6.98 per bushel, with basis.

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

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2010. At July 31, 2011, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Condensed Consolidated Statement of Operations for the three months ended July 31, 2011 and 2010.

	Three Months Ended July 31, 2011		Three Months Ended July 31, 2010
Income Statement Data	Amount	%	Amount	%
Revenues	$43,013,930	100.0	$23,621,607	100.0

Cost of Goods Sold
Cost of goods sold	41,199,270	95.8	24,329,885	103.0
Lower of cost or market adjustment	1,125,780	2.6	113,791	0.5
Total Cost of Goods Sold	42,325,050	98.4	24,443,676	103.5

Gross Profit (Loss)	688,880	1.6	(822,069)	(3.5)

Operating Expenses	(871,355)	(2.0)	(842,953)	(3.5)

Settlement Income	—	0.0	2,600,000	11.0

Operating Income (Loss)	(182,475)	(0.4)	934,978	4.0

Other Expense, net	(560,262)	(1.3)	(1,108,004)	(4.7)

Net Loss	(742,737)	(1.7)	(173,026)	(0.7)

Net Loss Attributable to Noncontrolling Interest	(17,847)	0.0	—	0.0

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(724,890)	(1.7)	$(173,026)	(0.7)

Revenues

Revenues increased 82% for the quarter ended July 31, 2011 as compared to the quarter ended July 31, 2010. Net ethanol revenues during the quarter ended July 31, 2011, were approximately $35.3 million, representing 82% of our sales, compared to approximately $19.8 million during the quarter ended July 31, 2010, representing 84% of our sales. The increase in ethanol revenue was primarily a result of a 73% increase in the average price per gallon of ethanol in the quarter ended July 31, 2011 as compared to the quarter ended July 31, 2010 in conjuction with a 3% increase in gallons sold.  We had no gains or losses related to ethanol derivatives for the quarter ended July 31, 2011.  We had a gain of approximately $11,000 related to ethanol derivatives for the quarter ended July 31, 2010.

Total sales of DGS during the quarter ended July 31, 2011 were approximately $6.8 million comprising 16% of our revenues. DGS sales during the quarter ended July 31, 2010 were $2.9 million or 12% of revenues. The average DGS price increased 99% for the quarter ended July 31, 2011 as compared to the quarter ended July 31, 2010. DDGS tonnage sold increased by 27% for the quarter ended July 31, 2011 as compared to the quarter ended July 31, 2010.  The remaining percent of revenues is made up of incidental other sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 95.3% and 103.5% for the three months ended July 31, 2011 and 2010, respectively. The per bushel cost of corn, including lower of cost or market adjustments, increased approximately 105% in the quarter ended July 31, 2011 as compared to the quarter ended July 31, 2010.  Cost of goods sold includes lower of cost or market adjustments of approximately $1,126,000 and $114,000 for the three months ended July 31, 2011 and 2010, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $448,000 and $50,000 for the quarters ended July 31, 2011 and 2010, respectively.  Our gross profit margin for the three months ended July 31, 2011 increased to a profit of 1.6% from a loss of 3.5% for the three months ended July 31, 2010. We had an increased gross margin in the third quarter of fiscal 2011 as compared to third quarter of fiscal 2010 due to the 73% increase in the price per gallon of ethanol sold.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At July 31, 2011, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 2.0% of total revenues for the three months ended July 31, 2011 and 3.5% of total revenues for the three months ended July 31, 2010.   These expenses generally do not vary with the level of production at the plant.  The decrease in the period included reduced consulting costs and environmental related costs.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down approximately 49% for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010, is dependent on the balances outstanding and on interest rate fluctuations.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the three months ended July 31, 2010.

Results of Operations for the Nine Months Ended July 31, 2011 and 2010

The following table shows summary information from our Statement of Operations for the nine months ended July 31, 2011 and 2010.

	Nine Months Ended July 31, 2011		Nine Months Ended July 31, 2010
Income Statement Data	Amount	%	Amount	%
Revenues	$120,235,922	100.0	$78,809,958	100.0

Cost of Goods Sold
Cost of goods sold	112,888,521	93.9	73,675,212	93.5
Lower of cost or market adjustment	1,591,810	1.3	902,990	1.1
Total Cost of Goods Sold	114,480,331	95.2	74,578,202	94.6

Gross Profit	5,755,591	4.8	4,231,756	5.4

Operating Expenses	(2,335,890)	(1.9)	(2,896,640)	(3.7)

Settlement Income	—	0.0	2,600,000	3.3

Operating Income	3,419,701	2.9	3,935,116	5.0

Other Expense, net	(2,046,841)	(1.7)	(2,982,593)	(3.8)

Net Income	1,372,860	1.2	952,523	1.2

Net Loss Attributable to Noncontrolling Interest	(17,847)	0.0	—	0.0

Net Income Attributable to Heron Lake BioEnergy, LLC	$1,390,707	1.2	$952,523	1.2

Revenues

Revenues increased 52% for the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010. Net ethanol revenues during the nine months ended July 31, 2011, were approximately $98.1 million, representing 82% of our sales, compared to approximately $64.9 million during the nine months ended July 31, 2010, representing 82% of our sales. The increase in ethanol revenue was a result of a 48% increase in the average price per gallon of ethanol period to period, in conjunction with a 2% increase in the gallons of ethanol sold.  We had losses of approximately $24,000 and $127,000 related to ethanol derivatives for the nine months ended July 31, 2011 and 2010, respectively.

Total sales of DGS during the nine months ended July 31, 2011 were approximately $18.2 million comprising 15% of our sales. DGS sales during the nine months ended July 31, 2010 were $9.1 million or 12% of sales. The average DGS price increased 79% for the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010. DDGS tonnage sales increased by 25% for the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010.  The remaining percent of revenues is made up of incidental sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 95.2% and 94.6% for the nine months ended July 31, 2011 and July 31, 2010, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  increased approximately 80% in the nine months ended July 31, 2011 as compared to the nine months ended July 31, 2010. This increase caused the increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $1,592,000 and $903,000 for the nine months ended July 31, 2011 and 2010, respectively, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had gains related to corn derivative instruments of approximately $256,000 and $59,000 for the nine months ended July 31, 2011 and 2010, respectively. Our gross profit margin for the nine months ended July 31, 2011 decreased to 4.8% from 5.4% for the nine months ended July 31, 2010. We had a lower gross margin in the first three quarters of fiscal 2011 as compared to the first three quarters of fiscal 2010 because the 48% increase in ethanol prices was unable to fully offset the 80% increase in cost of corn, including lower of cost or market adjustments.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. At July 31, 2011, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 1.9% of total revenues for the nine months ended July 31, 2011 and 3.7% of total revenues for the nine months ended July 31, 2010.   These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs incurred for environmental emissions testing done during the nine months ended July 31, 2010.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down for the nine months ended July 31, 2011 approximately 35% as compared to the nine months ended July 31, 2010, is typically dependent on the balances outstanding and on interest rate fluctuations.  For the nine months ended July 31, 2011, debt balances were up approximately 3%.  Balances on our line of credit increased from $3,500,000 at October 31, 2010 to $6,000,000 at July 31, 2011.  Balances on our line of credit have a minimum interest rate of 6%.  Additionally, we accrued a 2% default interest on all AgStar debt beginning February 1, 2010 which added additional expense for the nine months ended July 31, 2010.  During the nine months ended July 31, 2011, 50% of the accrued default interest was paid while the final 50% was forgiven, therefore, reducing interest expense.

Liquidity and Capital Resources

As of July 31, 2011, we had cash and cash equivalents (other than restricted cash) of approximately $4.5 million, current assets of approximately $22.2 million and total assets of approximately $111.9 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand and historically we have also obtained liquidity through borrowing from AgStar Financial Services, PCA (AgStar) under a master loan agreement.  Under the master loan agreement with AgStar, we have three forms of debt: a term note, a revolving term note and a line of credit.  The total indebtedness to AgStar at July 31, 2011 consists of $45.3 million under the term note, $2.4 million under the revolving term note and $6.0 million under the line of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and member distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

We violated certain financial covenants under our master loan agreement with AgStar at the end of each quarter from January 31, 2009 to October 31, 2010, except the quarter ended July 31, 2010.  As of July 31, 2011, we have reclassified the debt with AgStar to long-term based on the new debt agreements described below.  This amounts to approximately $47.6 million that was previously classified as current.

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

On August 20, 2010, the Company commenced a rights offering to its eligible Minnesota-resident unit holders to raise up to $6.8 million in additional capital, by offering class A units at $1.45 per unit. The purchase price was determined to comply with the terms of the Project Viking subscription in July of 2010. In January of 2011, the Company amended its rights offering to eligible Minnesota-resident unit holders in response to the amended forbearance agreement requirement that the Company obtain not less than $4.5 million in additional equity investments by March 1, 2011. Under the terms of the amended rights offering, all proceeds would be held in escrow until the Company obtained not less than $4.5 million in additional equity investments in accordance with the amended forbearance agreement. If the Company did not meet this requirement by March 1, 2011, all proceeds in escrow would be returned to any subscribers in the amended rights offering. Ultimately the offering was not adequately subscribed and was terminated, and all fundsw being held in escrow were returned to subscribers.

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

On April 27, 2011, we also entered into a third amendment to forbearance agreement with AgStar that extended the forbearance period to the earlier of (i) July 1, 2011 or (ii) the occurrence of an event of default (as defined under the third amendment to forbearance agreement).  On April 27, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the third amendment to forbearance agreement. In exchange for AgStar agreeing to extend the forbearance period under the third amendment to forbearance agreement and the maturity date of the revolving line of credit, the Company must accomplish certain restructuring milestones on or before specified dates and failure to meet or achieve these milestones will be considered additional events of default.  The milestones include (i) submitting an updated performance improvement plan to AgStar on or before April 22, 2011, which the Company has met; (ii) delivering an executed letter of intent acceptable to AgStar in its sole discretion on or before May 20, 2011 that addresses completion of anticipated capital improvements to convert the Company’s ethanol production facility to natural gas and such other matters as AgStar may reasonably request, which the Company has met; (iii) timely filing the Company’s quarterly report on Form 10-Q with the Securities and Exchange Commission; (iv) closing on the new equity requirement of section 10 of the third amendment to forbearance agreement on or before July 1, 2011, or be scheduled to close on the new equity within a reasonable time thereafter; and (v) completing certain project milestones on or before July 1, 2011 related to future anticipated capital improvements to convert the Company’s ethanol production facility to natural gas pending regulatory approvals in form acceptable to the Company.

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

On June 30, 2011, the Company entered into a fourth amendment to forbearance agreement with AgStar that extended the forbearance period to the earlier of (i) August 1, 2011 or (ii) the date of any event of default (as defined under the fourth amendment to forbearance agreement).  On June 30, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the fourth amendment to forbearance agreement.  Under the fourth amendment to forbearance agreement, failure of the Company to meet or achieve the following milestones were included as additional events of default: closing on all funding for the New Equity requirement of Section 10 of the Forbearance Agreement on or before August 1, 2011, or be scheduled to close on the New Equity within a reasonable time thereafter in accordance with the terms and conditions of the Letter of Intent; executing and delivering all amendments to the Loan Documents on or before August 1, 2011, including such terms, conditions and covenants as AgStar may reasonably request, including without limitation, provisions requiring that all officers, directors, managers, and other key employees comprising the Company’s management be reasonably acceptable to AgStar; and completing certain project milestones on or before August 1, 2011, which milestones have been previously delivered to AgStar and are necessary to begin construction of a natural gas pipeline connecting the Company’s ethanol production facility to the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

On August 1, 2011 the Company entered into a fifth amendment to forbearance agreement with AgStar that extended the forbearance period to the earlier of (i) September 1, 2011 or (ii) the date of any event of default (as defined under the fifth amendment to forbearance agreement).   On August 1, 2011, AgStar also agreed to extend the maturity date of the revolving line of credit loan to match the extended forbearance period in the fifth amendment to forbearance agreement.  Under the fifth amendment to forbearance agreement, failure of the Company to meet or achieve the following milestones were included as additional events of default: closing on all funding for the New Equity requirement of Section 10 of the Forbearance Agreement on or before September 1, 2011, or be scheduled to close on the New Equity within a reasonable time thereafter in accordance with the terms and conditions of the Letter of Intent; executing and delivering all amendments to the Loan Documents on or before September 1, 2011, including such terms, conditions and covenants as AgStar may reasonably request, including without limitation, provisions requiring that all officers, directors, managers, and other key employees comprising the Company’s management be reasonably acceptable to AgStar; and completing all project milestones on or before September 1, 2011, which milestones have been previously delivered to AgStar and are necessary to begin construction of a natural gas pipeline connecting the Company’s ethanol production facility to the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

While the third amendment to forbearance agreement extended the date by which the Company must obtain not less than $4.5 million in additional equity investments to no later than July 1, 2011, the escrow condition in the amended rights offering that the Company meet this requirement by March 1, 2011 was not met.  Therefore, the Company terminated the amended rights offering to its members and all proceeds of the amended rights offering in escrow were returned to the subscribers.

By extending the forbearance period under the fifth amendment to forbearance agreement, AgStar also extended the date by which the Company must obtain not less than $4.5 million in additional equity investment to no later than September 1, 2011. As referenced in footnote 8 to the Companys financial statements for the quarter ended July 31, 2011, the Company entered into the Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replaced and superseded the Company’s existing loan agreements, related loan documents and the amended forbearance agreements effective September 1, 2011, and therefore the $4.5 million in additional equity investment is no longer a requirement under the Company’s loan agreements with AgStar.

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

Under the terms of the subscription agreement, Project Viking also consented to and approved, and agreed to cause its appointed governors to consent to and approve, the Company’s offer and sale of up to 16,500,000 capital units to other existing unit holders at a price of $0.50 per unit (the “Additional Unit Offer”).  Project Viking’s consent and approval of the Additional Unit Offer is subject to the Company completing the offer and sale to Minnesota-resident unit holders by the earlier of 45 days following the next member meeting or October 31, 2011.  Under the terms of the Additional Unit Offer, no unit holder may purchase more than 77.73% of the units currently held by such unit holder in the Additional Unit Offer.  In addition, unit holders who subscribe for units will also be required to cover their pro rata share of the financial guaranty discussed above pursuant to agreed-upon subscription and escrow procedures.  In order to subscribe for units in the Additional Unit Offer, existing unit holders will be required to write a second check equal to 25% of their subscription amount, to be deposited into a separate escrow account established to cover the subscribers’ pro rata share of the financial guaranty.  The subscriber’s pro rata share of the financial guaranty will be based on the subscriber’s share of the total subscriptions received in the Additional Unit Offer.  The escrow account will be settled at the end of the Additional Unit Offer, once all subscribers’ actual aggregate share of the financial guaranty is determined, and any excess escrow funds deposited in the escrow account by subscribers will be returned promptly to subscribers.  Following settlement, the escrowed funds will remain in escrow pending the release of the financial guaranty.  Agrinatural Gas, LLC will make payments into the escrow account from time to time to enable the escrow account to pay subscribers interest on their pro rata share of the escrowed funds at the rate of 6% per annum.

On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder may purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  The offering period will begin on August 30, 2011 and is scheduled to expire on October 15, 2011.  The purchase price, percentage limitation, escrow requirement and offering period were determined to comply with the terms of the May 19, 2011 Subscription Agreement between the Company and Project Viking.

The Company would likely not have had adequate cash to repay the amounts outstanding on its line of credit on September 1, 2011, if AgStar did not enter into the restructured loan agreement with the Company.  Further, without the amendment to the owner equity ratio covenant under the restructured master loan agreement with AgStar, the Company anticipated that it would have been in violation of this covenant under the old master master loan agreement at October 31, 2011.  The Company’s failure to comply with its obligations under the fifth amendment to the forbearance agreement (including its obligation to obtain not less than $4.5 million in additional equity investment), failure to comply with the covenants of the old master loan agreement or its failure to repay the revolving line of credit loan when due would have resulted in an event of default under the old master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the old master loan agreement.  If AgStar had accelerated and declared due all amounts outstanding under the old master loan agreement, the Company would not have had adequate cash to repay the amounts due, which could have resulted in a loss of control of our business or bankruptcy.

However, as described in Note 2, 7 and 8 to the Financial Statements, the Company paid off and terminated its seasonal revolving line of credit loan with AgStar on September 1, 2011, based upon its new commercial relationship with Gavilon. Additionally, the Company entered into a Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar that replaced and superseded the Company’s existing loan agreement, related loan documents and the forbearance agreement effective September 1, 2011.

The Company currently does not anticipate any covenant default under the Firth Amended and Restated Loan Agreement at October 31, 2011 or for fiscal 2012.

Our principal uses of cash are to pay operating expenses of the plant,  to make debt service payments on our long-term debt, to invest into our 73% ownership of the pipeline company that will construct, own and operate the natural gas pipeline to service our ethanol facility, and to pay for related capital improvements to our facility to convert that facility to natural gas power.  During the nine months ended July 31, 2011, the Company drew $2.5 million on the line of credit and paid long term debt of approximately $2.9 million described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Nine Months Ended July 31
	2011	2010
Net cash provided by operating activities	$3,076,514	$1,114,458
Net cash used in investing activities	(2,578,383)	(110,801)
Net cash provided by (used in) financing activities	2,457,849	(3,971,545)
Net increase (decrease) in cash and equivalents	$2,955,980	$(2,967,888)

During the nine months ended July 31, 2011, we provided $3.1 million in cash from operating activities. This consists primarily of generating net income of $1.4 million plus non-cash expenses including depreciation and amortization of $4.1 million and lower of cost or market adjustments of $1.6 million offset by decreasing accounts payables by $1.1 million and increasing accounts receivable by $1.5 million. The changes in our working capital occurred due to the timing of payments to our vendors for corn, as well as depending on the size and timing of shipments of ethanol and distiller grain as the load out can be sizable.

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

During the nine months ended July 31, 2011, we used approximately $2.6 million for investing activities to pay for capital expenditures.  This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline. During the nine months ended July 31, 2011, we provided $2.5 million from financing activities consisting primarily of proceeds from the sale of the Company’s units of $3.5 million.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last year, thus impacting the corn supply.  We expect the price of corn to remain at current price levels well into 2011.   Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”, contributing to the upward pressure on corn prices.  The USDA’s August 15, 2011 Feed Outlook Report projects U.S. corn prices for the 2011/2012 season average to be at $6.20 to $7.20 per bushel.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the third quarter of fiscal year 2011 ended July 31, 2011, the price of ethanol on the Chicago Board of Trade fluctuated from $2.46 to $3.07 per gallon; our average sales price was $2.59 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.17 to a high of $7.99 per bushel; our average purchase price was $6.98 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of July 31, 2011, we had $47.7 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $477,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10 “Commitments and Contingencies — Legal Proceedings” of this Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2010. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. except those related to our long-term debt financing arrangements with AgStar, which long-term debt as been restructured under the Fifth Amended and Restated Master Loan Agreement we entered into with AgStar effective September 1, 2011, as more particularly described in Note 2, 7 and 8 to the Financial Statements and the liquidity and capital resources sections of Management’s Discussion and Analysis above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into a subscription agreement with Project Viking, L.L.C. on May 19, 2011.  Under this subscription agreement, Project Viking purchased from the Company 7,000,000 of our Class B capital units at a purchase price of $0.50 per Unit for total gross proceeds to the Company of $3,500,000.  Discussion of the Project Viking subscription agreement is incorporated by reference from Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-Q.

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

101.1

The following materials from Temple-Inland’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2011	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2011	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer
(Principal Accounting and Financial Officer)