Form 10-K
period 2011-10-31
Heron Lake BioEnergy, LLC
filed 2012-01-30
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes  ☐    No  ☒

As of April 30, 2011, the aggregate market value of the Company’s Class A Units held by non-affiliates is not able to be calculated. The Company is a limited liability company whose outstanding common equity, consisting of its Class A Units, is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Heron Lake BioEnergy, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

As of January 26, 2012, the Company had outstanding 38,622,107 Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

When we use the terms “Heron Lake BioEnergy,” “we,” “us,” “our,” the “Company”, “HLBE” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiaries, Lakefield Farmers Elevator, LLC, with grain facilities at Lakefield and Wilder, Minnesota, and HLBE Pipeline Company, LLC.  Additionally, when we refer to “units” in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.

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

We operated a dry mill, coal fired ethanol plant in Heron Lake, Minnesota.  After completing a conversion in November 2011, we are now a natural gas fired ethanol plant.  Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company’s ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.  Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota.  At nameplate, our ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year of fuel-grade ethanol and approximately 160,000 tons of distillers’ grains with soluble (“DGS”).  On September 21, 2007, we began operations at ethanol plant.  Fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations.  In both our fiscal years 2011 and 2010 which ended October 31, 2011 and 2010, we sold approximately 53.4 million gallons of ethanol, respectively.

The following table sets forth a summary of significant milestones in our company’s history until we began operations at our plant.

Date	Milestone
February 2002	We obtained an option on land that is now part of the 216 acre site of our ethanol plant.

October 2003	We entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.

Early 2004	We selected Fagen, Inc. to be the design-build firm to build our ethanol plant near Heron Lake, Minnesota, using process technology provided by ICM, Inc.

September 2005	We entered into a Standard Form of Agreement between Owner and Designer — Lump Sum with Fagen, Inc.

December 2005	We purchased certain assets relating to elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota with a combined storage capacity of approximately 2.8 million bushels.

May 2006	We entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Date	Milestone
August 2006	We entered into an electric service agreement with Interstate Power and Light Company (a wholly-owned subsidiary of Alliant Energy Corporation).

December 2006	We entered into a contract with Federated Rural Electric Association for the construction of the distribution system and electrical substation for the plant.

June 2007	We entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.

June 2007	We entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).

September 2007	We began operations at our dry mill, coal fired ethanol plant.

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

The ethanol plant consists principally of a natural gas combustion area; storage and processing areas for corn; a fermentation area comprised mainly of fermentation tanks; a distillation finished product storage area; and a drying unit for processing the dried distillers’ grains. Additionally, the ethanol plant contains receiving facilities that have the ability to receive corn by rail and truck, store it for use in the plant and prepare the corn to be used in the plant. We have storage tanks on site to store the ethanol we produce. The plant also contains a storage building and silos to hold distillers’ grains until it is shipped to market.

The Union Pacific Railroad is the railroad adjacent to our ethanol plant.  The ethanol plant has the facilities necessary to receive corn by truck and rail, coal by truck, and to load ethanol and distillers grains onto trucks and rail cars.

Our ethanol plant requires significant and uninterrupted amounts of electricity, natural gas and water. We have entered into agreements for our supply of electricity, natural gas and water.

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

Natural Gas Procurement

Effective November 2011, the primary source of energy in our manufacturing process is natural gas.  We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant.  We entered into a transportation agreement with Agrinatural Gas, LLC (“Agrinatural Gas”).  Agrinatural Gas, owned by our subsidiary, HLBE Pipeline Company, LLC, and Rural Energy Solutions, was formed to own and operate the pipeline.  Our Company owns 73% of the pipeline and its associated delivery of natural gas to the plant.

We also entered into a base agreement for sale and purchase of natural gas with Constellation NewEnergy — Gas Division, LLC (“Constellation”).  We will buy all of our natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.

Ethanol and Distillers’ Grains Marketing

Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC (“Gavilon”) to market the Company’s ethanol and distillers’ grains products and to supply the Company’s ethanol production facility with corn.  Gavilon is now the exclusive corn supplier and ethanol and distillers’ grains marketer for the Company’s production facility beginning September 1, 2011 and for an initial term of two years.  The Company believes that working with Gavilon to manage the Company’s marketing and procurement needs will provide a comprehensive solution to help the Company achieve its risk management objectives in a competitive market and will enable the Company to reduce its working capital requirements and more effectively manage its processing margins in both spot and forward markets.

The Company pays Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company’s ethanol production facility based on the length of time between when Gavilon pays for the corn stored in or en route to or from the Company’s elevator facilities or production facility, and when the Company is invoiced for that corn at the time it is processed at the Company’s production facility.  The supply fee was negotiated based on prevailing market-rate conditions for comparable corn supply services.  Both Gavilon and the Company have the ability to originate the corn requirements for the production facility.  On the effective date of the corn supply Agreement, Gavilon purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company’s corn requirements at the production facility and the repayment of the Company’s line of credit with AgStar Financial Services, PCA (“AgStar”).

Under the ethanol and distillers’ grains marketing agreement, Gavilon will purchase, market and resell 100% of the ethanol and distillers grains products produced at the Company’s ethanol production facility and the Company will pay Gavilon a marketing fee based on a percentage of the applicable sale price of the ethanol and distillers grains products.  The marketing fees were negotiated based on prevailing market-rate conditions for comparable ethanol and distillers grains marketing services.  On the effective date of the marketing agreement, Gavilon purchased all ethanol and distillers grains inventory currently owned by the Company and located at the Company’s production facilities, at current market prices.

The Company entered into a master netting agreement under which payments by the Company to Gavilon for corn under the corn supply agreement will be netted against payments by Gavilon to the Company for ethanol and distillers’ grains products produced and sold to Gavilon under the marketing agreement.  Under the terms of the master netting agreement, the Company is giving Gavilon a first priority security interest in, and a right of set off against, the Company’s non-fixed assets including any rights it has to corn under the corn supply agreement, ethanol and distillers’ grains under the marketing agreement, the work-in-process at the Company’s ethanol production facility, and the other transactions under the Gavilon agreements.  The master netting agreement is integral to the transition to the Gavilon agreements, and the termination and payoff of the Company’s seasonal revolving line of credit with AgStar.

As part of the transition to the Gavilon agreements, the Company entered into a termination agreement with CHS Inc. and C&N to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011 for each.  The Company assumed certain rail car leases with the termination of the ethanol marketing agreement and will pay a termination fee of $325,000 over the remaining term of the original contract, which is scheduled to end September 30, 2012.

Pricing of Corn and Ethanol

The sale of ethanol represented approximately 80% of our revenue for the year ended October 31, 2011. The cost of corn represented approximately 76% of our cost of sales for the year ended October 31, 2011. We expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

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

In addition to the RFS program, one important incentive for the ethanol industry and its customers is the Volumetric Ethanol Excise Tax Credit, commonly referred to as the “blender’s credit.”  The tax credit is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  For each gallon of gasoline blended with ethanol, the distributors receive a tax credit.  For 2008, the tax credit was 51¢ per gallon of pure ethanol or 5.1¢ per gallon of gasoline blended with 10% ethanol.  The per gallon credit was reduced to 45¢ per gallon of pure ethanol in 2009.  The tax credit of 45¢ per gallon of pure ethanol was authorized through, and expired on, December 31, 2011.

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

The markets in which our ethanol is sold will depend primarily upon the efforts of Gavilon, which buys and markets our ethanol. However, we believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry.  The “blend wall” issue arises because of several conflicting requirements.  First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply.  Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure.  Total gasoline usage by the U.S. is expected to decrease over the next 5 years as fuel mileage standards are changed.  RFS2 dictates an increasing amount of blending of total renewable fuels:  13.95 billion gallons in 2011, 15.2 billion gallons in 2012, and increasing to 36 billion gallons by 2022.  To reach the standard as dictated by RFS2 in 2011, assuming 135 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol.  The EPA limit of 10% ethanol inclusion in non-flex fuel vehicles and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.”  While this issue has been considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements.  This issue is a major risk to the ethanol industry.  During 2011, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.

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

According to the Renewable Fuels Association (RFA), as of January 2011, approximately 204 biorefineries have nameplate capacity of 14.1 billion gallons of ethanol per year

Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of January 2011:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,595.0	3,595.0	0	3,595.0
Nebraska	1,864.0	1,839.0	113	1,977.0
Illinois	1,480.0	1,480.0	5	1,485.0
Minnesota	1,136.6	1,118.6	0	1,136.6
Indiana	998.0	906.0	113	1,111.0
South Dakota	1,016.0	1,016.0	33	1,049.0
Ohio	538.0	424.0	0	538.0
Kansas	491.5	436.5	20	511.5
Wisconsin	498.0	498.0	3	501.0

State	Nameplate	Operating	Under Construction/ Expansion	Total
Texas	250.0	250.0	115	365.0
Total	11,867.1	11,563.1	402	12,269.1

Source: Renewable Fuels Association, January 2011

Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plant in Minnesota.  Therefore, we compete with other Minnesota ethanol producers both for markets in Minnesota and markets in other states.

In addition to intense competition with local, regional and national producers of ethanol, we expect increased competition from imported ethanol and foreign producers of ethanol. Ethanol imported to the U.S. was subject to a 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge, both of which expired on December 31, 2011.  As a result, we will face increased competition from imported ethanol and foreign producers of ethanol.

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

Competition for Corn

We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant.  Ethanol production consumes a significant portion of Minnesota’s corn crop, approximately 29% in 2009 and 34% in 2010.  The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in higher costs for supplies of corn. We estimate that the seven ethanol plants within an approximate 50 mile radius of our plant will use approximately 160 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to estimates by the Minnesota Department of Agriculture for 2010, 34% of Minnesota corn production was used in ethanol production, 44% was exported, 15% was used for feed, 4% was put to a residual use, and 3% was used in other processing.

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

Effective September 1, 2011, Gavilon is the exclusive marketer for all of the ethanol produced at our facility.  Gavilon is obligated to use reasonable efforts to obtain the best price for our ethanol.  To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

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

We have incurred costs associated with obtaining the air permits and costs associated with the compliance agreement of approximately $452,000 in fiscal year 2009, $315,000 in fiscal year 2010, and $163,000 in fiscal year 2011.

Compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental incompliance still remain after the conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.

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

Employees

As of October 31, 2011, we had 44 full-time employees, of which 36 were in operations and 8 were in executive, general management and administration. We also have four part-time employees of which two were in operations and two in executive, general management and administration. We do not maintain an internal sales organization, but instead rely upon third-parties to market and sell the ethanol and distillers’ grains that we produce.

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

We had net income of approximately $540,000 for our fiscal year ended October 31, 2011 and $1.7 million for our fiscal year ended October 31, 2010, which included one-time settlement income of approximately $2.6 million. We experienced a net loss of approximately $11.3 million for the fiscal year ended October 31, 2009. Our income or loss has primarily been driven by our low or negative margins. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 95.8% and 93.9% for the fiscal years ended October 31, 2011 and October 31, 2010, respectively. Whether we achieve a sufficient level of net income to fund our operations will depend on a number of factors, including:

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

We have historically financed our operations primarily through borrowing under our master loan agreement with AgStar, and, to a lesser extent, cash from operating activities. As of October 31, 2011, we had cash and cash equivalents (other than restricted cash) of approximately $7.1 million. As of October 31, 2011, our indebtedness under the master loan agreement with AgStar was approximately $46.6 million.

The amount currently available under our master loan agreement is insufficient to fund our ongoing operations. To fund our ongoing cash needs and to service our indebtedness, we must increase the income and cash generated from our operations. We cannot assure you that we will improve our liquidity to the extent required to enable us to service or reduce our indebtedness or to fund our other capital needs, if at all.

Certain provisions of our master loan agreement with AgStar present special risks to our business.

As of October 31, 2011, our debt with AgStar consists of approximately $20.0 million in fixed rate obligations and $26.6 million in variable rate obligations. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

The principal and interest payments on our $40.0 million term loan are calculated using an amortization period of ten years even though the note will mature on September 1, 2016, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $29.0 million in principal remaining under the term loan. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that we will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

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

We have experienced low or negative margins in the past, reflecting a higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 95.8% and 93.9% for the fiscal years ended October 31, 2011 and October 31, 2010, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers’ grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily each year from 1999 to 2011. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.

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

We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can.  While ethanol imported to the

U.S. was subject to an ad valorem tax and a per gallon surcharge that helped mitigate the effects of international competition for U.S. ethanol producers, the tax and per gallon surcharge expired on December 31, 2011.  Because the tax and surcharge on imported ethanol was not extended beyond December 31, 2011, we will face increased competition from imported ethanol and foreign producers of ethanol.  In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Imports of ethanol from Central American and Caribbean countries represents a significant portion of the gallons imported into the U.S. each year and a source of intense competition for us due to the lower production costs these ethanol producers enjoy.

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

We have experienced operational difficulties at our plant that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce.  Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Although operational difficulties will still remain after the conversion from coal to natural gas combustion, the amount of incidents should be reduced. Our revenues are driven in large part by the number of gallons of ethanol we produce and the number of tons of distillers’ grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

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

We ship our ethanol to our customers primarily by the railroad adjacent to our site. We also have the potential to receive inbound corn via the railroad, although we currently receive corn by truck from our facilities in Lakefield, Minnesota and Wilder, Minnesota, each of which is less than 15 miles away from our plant. Our customers require appropriate transportation and storage capacity to take delivery of the products we produce. We also receive our natural gas through a pipeline that is approximately 16 miles in length.  Without the appropriate flow of natural gas through the pipeline our plant may not be able to run at desired production levels or at all.  Therefore, our business is dependent on the continuing availability of rail, highway and related infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

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

We have entered into an agreement with a third party to market our supply of ethanol and distillers’ grains. Our marketer is an independent business that we do not control. We cannot be certain that our marketer will market or sell our ethanol and distillers’ grains effectively. Our agreements with this marketer do not contain requirements that a certain percentage of sales are of our products, nor do the agreements restrict the marketer’s ability to choose alternative sources for ethanol or distillers’ grains.

Our success in achieving revenue from the sale of ethanol and distillers’ grains will depend upon the continued viability and financial stability of our marketer. Our marketer may choose to devote its efforts to other ethanol producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketer in operating its businesses. If our marketer does not effectively market and sell our ethanol and distillers’ grains, our revenues may decrease and our business will be harmed.

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

Continued compliance with our air emissions permit issue will involve management time and expense and may involve ongoing operational expense or further modifications to the design or equipment in our plant.  Although violations and environmental incompliance still remain after the conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.

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

We believe that the E10 “blend wall” is one of the most critical governmental policies currently facing the ethanol industry. The “blend wall” issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the “blend wall.” While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements.  In 2011, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.

Approval of a Low Carbon Fuel Standard (“LCFS”) by the California Air Resources Board (“CARB”) may have a negative impact on our ability to market our ethanol in California.

The CARB implemented a LCFS, which set standards for the carbon intensity of fuels used in the State of California starting in 2011. While the rules are still subject to rulemaking process in California, certain provisions of the proposed LCFS rules have the potential to ban ethanol produced at our plant from being sold in California. While we believe there may be some negative impact to our sales from the approval of the LCFS in California, we believe we will still be able to market all the ethanol produced by our plant to markets outside of California. However, if additional states where our ethanol is marketed, or the federal government, adopt similar provisions it could have a severe negative impact on our ability to sell all of the ethanol produced at our plant.

Risks Related to the Units

Project Viking owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and Project Viking has been granted additional board rights under our member control agreement.

As of October 31, 2011, Project Viking, L.L.C. beneficially owned 43.0% of our outstanding units.  Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., the design-build firm for our ethanol plant.  Project Viking, together with our executive officers and governors, together control approximately 46.0% of our outstanding units as of October 31, 2011.  As a result, these unit holders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the price of our units.

Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint four persons to our board pursuant to this provision and has appointed four persons as of October 31, 2011. Although the designated governors do not represent a majority of our board, their presence on the board may allow Project Viking, L.L.C. to have greater influence over the decisions of our board and our business than other members.

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

On July 2, 2010, in conjunction with our recapitalization efforts and in light of the transactions and agreements the Company entered into with Project Viking, L.L.C., the board of governors determined to suspend approvals of any transfers of units, provided that related-party transfers without consideration would still be considered. This suspension was approved by the board pursuant to its authority under our member control agreement.  On July 9, 2010, we notified our members of the suspension of approvals by a letter. We also removed all postings on the unit bulletin board.

On November 30, 2011, in light of the recapitalization transactions we entered into during fiscal year 2011 and the conversion of our ethanol plant to natural gas thermal source, the board approved the lifting of its suspension of approvals of transfers of units, with consideration of such transfers to commence at its next regularly scheduled board meeting.  The board will now consider approvals of any transfers of units in accordance with our member control agreement and our unit transfer policy, and postings on the unit bulletin board may resume.

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

We are managed by a board of governors, currently consisting of five elected governors and four appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the members without appointment rights. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.

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

However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint four persons to our board pursuant to this provision and has currently appointed four persons. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.

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

Deductibility of capital losses that we incur and pass through to you or that you incur upon disposition of units may be limited.  Capital losses are deductible only to the extent of capital gains plus, in the case of non-corporate taxpayers, the excess may be used to offset up to $3,000 of ordinary income.  If a non-corporate taxpayer cannot fully utilize a capital loss because of this limitation, the unused loss may be carried forward and used in future years subject to the same limitations in the future years.

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

Effective July 2, 2010, our board of governors determined to suspend approvals of any transfers of units, provided that related-party transfers without consideration would still be considered.  This suspension was approved by the board pursuant to its authority under our member control agreement.  On July 9, 2010, we notified our members of the suspension of approvals by a letter.  We also removed all postings on the unit bulletin board.

On November 30, 2011, in light of the recapitalization transactions we entered into during fiscal year 2011 and the conversion of our ethanol plant to natural gas thermal source, the board approved the lifting of its suspension of approvals of transfers of units, with consideration of such transfers to commence at its next regularly scheduled board meeting.  The board will now consider approvals of any transfers of units in accordance with our member control agreement and our unit transfer policy, and postings on the unit bulletin board may resume.

Holders of Record

As of January 26, 2012, there were 38,622,107 Class A units outstanding and held of record by 1,156 persons. There are no other classes of units outstanding.  As of October 31, 2011 and January 26, 2012, there were no outstanding options or warrants to purchase, or securities convertible into, our units.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the balance sheet as of October 31, 2011 and 2010 and the statement of operations for the years ended October 31, 2011, 2010 and 2009 has been derived from the audited consolidated financial statements included elsewhere in this Annual Report on

Form 10-K. The selected financial for the balance sheet as of October 31, 2009, 2008 and 2007 and the statement of operations for the years ended October 31, 2008 and 2007 were derived from audit financial statements filed previously.

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

	Fiscal Year Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2011	2010	2009	2008	2007

Statement of Operations Data:
Revenues	$164,120,375	$110,624,758	$88,304,596	$131,070,642	$23,560,498
Cost of goods sold	157,163,624	103,690,208	90,857,247	114,411,541	24,313,695
Gross profit (loss)	6,956,751	6,934,550	(2,552,651)	16,659,101	(753,197)
Operating expenses	(3,613,465)	(3,857,492)	(4,515,476)	(3,351,252)	(3,527,199)
Settlement income	—	2,600,000	—	—	—
Operating income (loss)	3,343,286	5,677,058	(7,068,127)	13,307,849	(4,280,396)
Other income (expense)	(2,800,269)	(3,993,537)	(4,261,307)	(4,689,810)	(1,167,890)
Net income (loss) before noncontrolling interest	543,017	1,683,521	(11,329,434)	8,618,039	(5,448,286)
Noncontrolling income (loss)	(27,838)	—	—	—	—

Net income (loss)	$570,855	$1,683,521	$(11,329,434)	$8,618,039	$(5,448,286)

Weighted average units outstanding	33,391,636	28,141,942	27,104,625	27,104,625	26,361,406

Net income (loss) per unit — Basic and diluted	$0.02	$0.06	$(0.42)	$0.32	$(0.21)

	As of
	October 31,	October 31,	October 31,	October 31,	October 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Assets:
Current assets	$14,237,942	$18,254,313	$12,926,672	$27,223,185	$24,382,053
Property and equipment	88,592,945	89,803,647	98,560,605	103,882,039	108,852,921
Other assets	1,303,037	1,482,617	1,602,000	2,295,586	724,984
Total assets	$104,133,924	$109,540,577	$113,089,277	$133,400,810	$133,959,958

Current liabilities	$7,807,727	$60,034,589	$69,059,727	$23,552,096	$29,712,918
Long-term debt	46,844,912	4,068,716	4,775,804	59,265,534	62,281,899
Members’ equity	49,481,285	45,437,272	39,253,746	50,583,180	41,965,141

Total liabilities and members’ equity	$104,133,924	$109,540,577	$113,089,277	$133,400,810	$133,959,958

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

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2011.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains (DDGS) per year. Production of ethanol and distillers’ grains at the plant began in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains (DGS) locally, and throughout the continental United States. Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota.  Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company’s ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2011, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages.  As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2011, the market price of ethanol and corn were extremely volatile. The price of corn hit a high of $7.99 per bushel in June 2011 and a low of $5.07 in November 2010, while the price of ethanol fluctuated from a high of $3.07 in July 2011 and a low of $2.04 in November 2010.

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

We reviewed our long-lived assets for impairment at October 31, 2011. As a result of this review and our related analysis, we believe our long-lived assets were not impaired as of October 31, 2011.

We enter forward contracts for corn purchases to supply the plant.  These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential market value losses.  We have estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand during 2011 where the price of corn exceeded the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses.  Our estimates include various assumptions including the future prices of ethanol, distillers’ grains and corn. For the years ended 2011, 2010 and 2009 we recognized a lower of cost or market losses of approximately $1,592,000, $904,000 and $5,409,000, respectively.

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenues	$164,120,375	100.0	$110,624,758	100.0

Cost of Goods Sold	157,163,624	95.8	103,690,208	93.7

Gross Margin	6,956,751	4.2	6,934,550	6.3

Selling, General, and Administrative Expenses	3,613,465	2.2	3,857,492	3.5

Settlement Income	—	0.0	2,600,000	2.4

Operating Income (Loss)	3,343,286	2.0	5,677,058	5.1

Other Expense	(2,800,269)	(1.7)	(3,993,537)	(3.6)

Net Income before noncontrolling interest	543,017	0.4	1,683,521	1.5

Noncontrolling Income (Loss)	(27,838)	0.0	—	0.0

Net Income (Loss)	$570,855	0.3	$1,683,521	1.5

Revenues

Ethanol revenues during the period ended October 31, 2011 were approximately $130.6 million, comprising 80% of our revenues compared to $90.9 million during the period ended October 31, 2010, representing 82% of our revenues.

For the year ended October 31, 2011, we sold approximately 53.4 million gallons of ethanol at an average price of $2.45 per gallon. For the year ended October 31, 2010, we sold approximately 53.4 million gallons of ethanol at an average price of $1.70 per gallon.  The price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil.  The price was also affected by federal RFS blending mandates.

We may hedge anticipated ethanol sales through a variety of mechanisms. Our marketers, whether C&N or Gavilon, are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter (“OTC”) ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.  Losses or gains on ethanol derivative instruments recorded in a particular period are reflected in revenue for that period.  For the years ended October, 31, 2011 and 2010, we recorded losses of approximately $20,000 and $200,000, respectively, related to ethanol derivative instruments.  There are timing differences in the recognition of losses or gains on derivatives as compared to the corresponding sale of ethanol.

We expect to see fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard’s blending requirements, the supply is also expected to increase as additional production facilities are completed or increase production. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages, as they were in our fiscal year 2011.  Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

Total sales of DGS during fiscal years 2011 and 2010 equaled approximately $24.8 million and $13.0 million, respectively, comprising 15% and 12% of our revenues for fiscal years 2011 and 2010, respectively.  In fiscal years 2011 and 2010, we sold approximately 136,000 tons and 119,000 tons, respectively, of dried distillers’ grain.  The average price we received for distillers’ grain was approximately $176 per ton in fiscal year 2011 and approximately $99 per ton in fiscal year 2010.

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

Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 95.8% and 93.9% for the twelve months ended October 31, 2011 and, 2010, respectively.  The per bushel cost of corn purchased increased approximately 78% in the twelve months ended October 31, 2011 as compared to the fiscal year ended October 31, 2010.  Cost of goods sold includes lower of cost or market adjustments of approximately $1.6 million for the fiscal year ended October 31, 2011, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value. The lower of cost or market adjustment for the twelve months ended October 31, 2010 was approximately $0.9 million.  We had losses related to corn derivative instruments of approximately $0.4 and $1.0 million for the twelve months ended October 31, 2011 and 2010, respectively, which increased cost of sales.  In summary, lower of cost or market adjustments increased approximately $0.7 million for the fiscal year ended October 31, 2011 as compared to the fiscal year ended October 31, 2010.  During the same periods, losses on derivatives decreased approximately $0.6 million.  The 78% increase in the per bushel cost of corn outweighed the 44% increase in the per gallon sales price of ethanol which caused the increase in the cost of goods sold as a percent of revenues for the twelve months ended October 31, 2011.  Our gross margin for the twelve months ended October 31, 2011 decreased to 4.2% from 6.1% for the twelve months ended

October 31, 2010. Our gross margin decreased in fiscal year 2011 as compared to fiscal year 2010 due in part to the additional plant downtime for the conversion to natural gas.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective.  Through October 31, 2011, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant.  These expenses were $3.6 million for the twelve months ended October 31, 2011 down 6.3% from $3.9 million for the twelve months ended October 31, 2010.  These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period.  Increased revenue for the fiscal year ended October 31, 2011 positively affected operating expenses as a percentage of revenue as total revenues increased approximately 48%.

Settlement Income

From the settlement on July 2, 2010 of our arbitration proceeding involving Fagen, Inc., we recorded $2.6 million of settlement income from cash and noncash proceeds during the third quarter of fiscal year 2010.  There was no settlement income in fiscal year 2011.

Operating Income

Our income from operations for fiscal year 2011 totaled $3.3 million compared to fiscal year 2010 operating income of approximately $5.5 million.  We experienced a decrease in operating income in fiscal year 2011 compared to 2010 due primarily to the impact of $2.6 million in settlement income.

Other Income and (Expense)

Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2011, which was down as compared to the twelve months ended October 31, 2010, is dependent on the balances outstanding, interest rate fluctuations and default interest accruals.  As of October 31, 2011, debt balances were down 12% as compared to balances at October 31, 2010.  The average 1 month LIBOR rate, applicable to our line of credit with AgStar, was 0.23% for the twelve months ended October 31, 2011 compared to 0.27% for the twelve months ended October 31, 2010.  Balances on our line of credit decreased from $3,500,000 at October 31, 2010 to no outstanding balance at October 31, 2011.  In May 2008, we locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. As of May 1, 2011 the outstanding balance on the term note was subject to a variable rate based on LIBOR plus 3.25%.  We also accrued 2% in default interest on all of our indebtedness to AgStar beginning February 1, 2010 through July 2, 2010, which added additional expense for the twelve months ended October 31, 2010.

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2010 and 2009:

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$110,624,758	100.0	$88,304,596	100.0

Cost of Goods Sold	103,690,208	93.7	90,857,247	102.9

Gross Margin	6,934,550	6.3	(2,552,651)	(2.9)

Selling, General, and Administrative Expenses	3,857,492	3.5	4,515,476	5.1

Settlement Income	2,600,000	2.4	—	0.0

Operating Income (Loss)	5,677,058	5.1	(7,068,127)	(8.0)

Other Expense	(3,993,537)	(3.6)	(4,261,307)	(4.8)

Net Income (Loss)	$1,683,521	1.5	$(11,329,434)	(12.8)

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

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant.  These expenses were $3.9 million for the twelve months ended October 31, 2010 down 13.3% from $4.5 million for the twelve months ended October 31, 2009.  These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period other than costs of approximately $800,000 incurred for environmental emissions testing done and unusual boiler repairs during fiscal 2009.  Increased revenue for the fiscal year ended October 31, 2010 positively affected operating expenses as a percentage of revenue as total revenues increased approximately 25%.

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

Liquidity and Capital Resources

As of October 31, 2011, we had cash and cash equivalents (other than restricted cash) of approximately $7.1 million, current assets of approximately $14.2 million and total assets of approximately $103.5 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at October 31, 2011 was $46.6 million, consisting of $39.7 million under the term note and $6.9 million under the revolving term note.  Our revolving term note allows borrowing up to $8.0 million subject to letters of credit outstanding.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  Please see “Credit Arrangements — Credit Arrangement with AgStar” for a description of our indebtedness and agreements relating to our indebtedness with AgStar.  We have also raised $3.5 million in equity in fiscal 2011 and another $0.7 million in November 2011.

Effective September 1, 2011, the Company entered into a corn supply agreement with Gavilon.  Gavilon purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company’s corn requirements at the production facility and the repayment of the Company’s line of credit with AgStar.

There is no assurance that our cash, cash generated from operations and, if necessary, available borrowing under our agreement with AgStar, will be sufficient to fund our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated.  Due to current volatility in the ethanol and corn markets, our future profit margins might be tight or not exist at all.

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments. During the twelve months ended October 31, 2011, we used cash to make principal payments of approximately $4.2 million against the term note and to pay down $3.5 million on our line of credit.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31
	2011	2010	2009
Net cash provided by (used in) operating activities	$14,258	$(202)	$(8,334)
Net cash used in investing activities	(4,493)	(519)	(232)
Net cash provided by (used in) financing activities	(4,148)	(940)	395
Net increase (decrease) in cash and equivalents	$5,617	$(1,661)	$(8,171)

During the twelve months ended October 31, 2011, we received $14.3 million in cash for operating activities. This consists primarily of generating net income of $0.5 million plus non-cash expenses including depreciation and amortization of $5.5 million and reductions in inventory and accounts receivable.

During the twelve months ended October 31, 2011, we used approximately $4.5 million for investing activities primarily to pay for capital expenditures which included costs for the conversion to natural gas.

During the twelve months ended October 31, 2011, we used approximately $4.1 million from financing activities consisting primarily of payments on our term note of approximately $4.2 million and $3.5 million on the line of credit.  We also raised $3.5 million from member contributions.

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009

During the twelve months ended October 31, 2010, we used $0.2 million in cash for operating activities. This use consists primarily of generating net income of $1.7 million plus non-cash expenses including depreciation and amortization of $5.6 million and cash used to purchase inventory of $6.0 million.

During the twelve months ended October 31, 2010, we used approximately $519,000 for investing activities to pay for capital expenditures and to purchase restricted certificates of deposit.

During the twelve months ended October 31, 2010, we used approximately $940,000 from financing activities consisting primarily of payments on our term note of approximately $5.1 million and $1.5 million on the line of credit.  We also generated $4.5 million from member contributions.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2011:

	Total	Less than One Year	One to Three Years	Three to Five Years	Greater Than Five Years
Long-term debt obligations (1)	$62,618,917	$7,042,955	$12,609,601	$40,907,292	$2,059,069
Operating lease obligations	6,785,586	1,647,589	2,778,997	1,666,000	693,000
Purchase obligations (2)	17,142,830	5,350,310	11,792,520	—	—
Total contractual obligations	$86,547,333	$14,040,854	$27,181,118	$42,573,292	$2,752,069

(1)                                  Long-term debt obligations include estimated interest and interest on unused debt.

(2)                                  Purchase obligations primarily include forward contracts for natural gas.

Off Balance-Sheet Arrangements

We have no off balance-sheet arrangements.

Credit Arrangements

Credit Arrangements with AgStar

We have entered into an amended and restated master loan agreement with AgStar Financial Services, PCA (“AgStar”) under which we have two forms of debt as of September 1, 2011: a five-year term loan initially amounting of $40,000,000 and a five-year term revolving loan commitment in the amount of $8,008,689.

AgStar has been granted a security interest in substantially all of the assets of Heron Lake BioEnergy and its subsidiary, Lakefield Farmers Elevator, LLC. We also assigned to AgStar our interest in our agreements for the sale of ethanol and distillers grains, and for the purchases of natural gas, corn and electricity, as well as our design-build agreement with Fagen, Inc.  AgStar also received a mortgage relating to our real property and that of Lakefield Farmers Elevator.

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

Term Note

The Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar replaced and superseded the Company’s existing loan agreements, related loan documents and the amended forbearance agreements effective September 1, 2011.  Under the Fifth Amended and Restated Master Loan Agreement the Company has a five-year term loan in the amount of $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.

Revolving Term Note

Under the Fifth Amended and Restated Master Loan Agreement the Company also obtained a five-year term revolving loan commitment in the amount of $8,008,689, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.

Amounts available under the revolving term note are reduced by outstanding standby letters of credit.  The Company does have a $600,000 outstanding standby letter of credit at October 31, 2011.

Line of Credit

In September 2011, the Company negotiated a new debt agreement with AgStar that superseded past agreements, including the forbearance agreements.  This new debt agreement extends the maturity date of the loans, increases the potential available balance on the revolving portion of the long-term debt, and allows the Company to reclassify the debt to long-term.  As part of this new agreement, the Company repaid in full the line of credit with AgStar in September 2011.  The repayment of the line of credit was done as part of the change in ethanol and distillers marketers to Gavilon, LLC (“Gavilon”) in September 2011.  Gavilon will also assume responsibility for certain risk management activities for the Company and will carry certain raw material and finished goods inventory rather than the Company.  With the transition to Gavilon, the Company sold certain inventory to Gavilon in order to pay off the line of credit in September 2011.

At October 31, 2010, outstanding borrowings on the line of credit were $3.5 million. Amounts available under the line of credit were reduced by outstanding standby letters of credit.  However, we had no outstanding standby letters of credit at October 31, 2010.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years’ debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2011, there was a total of $3.1 million in outstanding water revenue bonds and we classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note.   Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant.  The balance of this loan at October 31, 2011 was $443,750.

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

Interest Rate Risk

We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a variable term note and a revolving term note.  The specifics of these notes are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol and corn price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and average ethanol price as of October 31, 2011, net of the forward and future contracts used to hedge our market risk for corn usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2011.  As of October 31, 2011, none of our corn usage or our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  Other procurement and sales options including basis or index contracts without a price established on the exchange, for both corn and ethanol, are not included in this analysis.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2011	Approximate Adverse Change to Income

Ethanol	53,400,000	Gallons	10%	$13,010,000
Corn	18,500,000	Bushels	10%	$12,025,000

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

Our Chief Executive Officer, Robert J. Ferguson, and our Chief Financial Officer, Lucas G. Schneider, have evaluated our disclosure controls and procedures as of October 31, 2011. Based upon their review, they have concluded that these controls and procedures are effective.

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

In conducting the aforementioned evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                                          OTHER INFORMATION

None.

PART III

ITEM 10.                                            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the following sections of the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed (the “Proxy Statement”):

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

Dated: January 30, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on January 30, 2012.

/s/ Robert J. Ferguson	Chief Executive Officer and President
Robert J. Ferguson	(principal executive officer), Governor

/s/ Lucas G. Schneider	Chief Financial Officer (principal
Lucas G. Schneider	financial and accounting officer)

/s/ David J. Woestehoff	Governor
David J. Woestehoff

/s/ Doug Schmitz	Governor
Doug Schmitz

/s/ Michael S. Kunerth	Governor
Michael S. Kunerth

/s/ Kenton Johnson	Governor
Kenton Johnson

/s/ Nick Bowdish	Governor
Nick Bowdish

/s/ Steven H. Core	Governor
Steven H. Core

/s/ Milton J. McKeown	Governor
Milton J. McKeown

HERON LAKE BIOENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2011

Exhibit Number	Exhibit Title	Incorporated by Reference To:

3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC	Exhibit 3.1 of the Company’s Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the “2008 Registration Statement”).
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through March 29, 2008	Exhibit 3.2 of the Company’s 2008 Registration Statement.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company’s 2008 Registration Statement.
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 5, 2008.
10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company’s 2008 Registration Statement.
10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company’s 2008 Registration Statement.
10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company’s 2008 Registration Statement.
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company’s 2008 Registration Statement.
10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company’s 2008 Registration Statement.
10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company’s 2008 Registration Statement.
10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company’s 2008 Registration Statement.
10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company’s 2008 Registration Statement.
10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company’s 2008 Registration Statement.
10.10

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.12	Standard Form of Agreement between Owner and Designer — Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of Amendment No. 4 to the Company’s 2008 Registration Statement.
10.13	Distiller’s Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company’s 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company’s 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company’s 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company’s 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company’s 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC , Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson *	Exhibit 10.25 of the Company’s 2008 Registration Statement.
10.26	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 to Amendment No. 1 to the Company’s 2008 Registration Statement.
10.27	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert *	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
10.28	Ethanol Purchase and Marketing Agreement dated September 2, 2009 by and between Heron Lake BioEnergy, LLC and C&N Ethanol Marketing Corporation	Exhibit 10.1 to Current Report on Form 8-K dated September 2, 2009.
10.29	Amendment No. 4 to Fifth Supplement dated December 8, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.32 to Annual Report on Form 10-K for the year ended October 31, 2009.
10.30	Amendment No. 5 to Fifth Supplement to the Master Loan Agreement dated March 25, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated March 25, 2010
10.31	Amendment No. 6 to Fifth Supplement to the Master Loan Agreement dated May 27, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.2 to Current Report on Form 8-K dated March 25, 2010
10.32	Amended and Restated Fifth Supplement dated as of July 2, 2010 to the Master Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference To:
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

Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2010
10.39	First Amendment to Forbearance Agreement dated December 30, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated December 30, 2010
10.40	Fifth Amended and Restated Master Loan Agreement dated to be effective as of September 1, 2011 between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC†	Attached hereto.
10.41	Amended and Restated Term Note dated September 1, 2011 in principal amount of $40,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Attached hereto.
10.42	Amended and Restated Term Revolving Note dated September 1, 2011 in principal amount of $8,008,689 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Attached hereto.
10.43	Fourth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Attached hereto.
10.44	Fifth Amended and Restated Guaranty dated September 1, 2011 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Attached hereto.
10.45	Amended and Restated Guaranty dated September 1, 2011 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, PCA	Attached hereto.
10.46	Collateral Assignment dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Attached hereto.
10.47	Collateral Assignment dated September 1, 2011 between Lakefield Farmers Elevator, LLC and AgStar Financial Services, PCA	Attached hereto.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.48	Corn Supply Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Attached hereto.
10.49	Ethanol and Distiller’s Grains Marketing Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Attached hereto.
10.50	Master Netting, Setoff, Credit and Security Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Attached hereto.
10.51	Corn Storage Agreement dated effective as of September 1, 2011 between Lakefield Farmers Elevator, LLC, Heron Lake BioEnergy, LLC and Gavilon, LLC	Attached hereto.
21.1	Subsidiaries of the Registrant	Attached hereto.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.
101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors

Heron Lake BioEnergy, LLC and Subsidiaries

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2011.  Heron Lake BioEnergy, LLC and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiaries as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company  previously incurred operating losses related to difficult market conditions and operating performance.  The Company was previously out of compliance with its master loan agreement and had a lower level of working capital than was desired.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants

Minneapolis, Minnesota

January 30, 2012

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2011	October 31, 2010

ASSETS
Current Assets
Cash and equivalents	$7,140,573	$1,523,318
Restricted cash	367,012	572,224
Restricted certificates of deposit	650,000	400,000
Accounts receivable	1,378,220	5,017,229
Inventory	3,764,616	10,637,023
Prepaid expenses	937,521	104,519
Total current assets	14,237,942	18,254,313

Property and Equipment
Land and improvements	12,265,434	12,208,498
Plant buildings and equipment	94,509,719	94,480,582
Vehicles and other equipment	635,054	620,788
Office buildings and equipment	615,298	605,431
Construction in progress	4,132,965	—
	112,158,470	107,915,299
Less accumulated depreciation	(23,565,525)	(18,111,652)
	88,592,945	89,803,647

Other Assets
Restricted cash	59,574	395,982
Other intangible assets, net	415,276	451,643
Debt service deposits and other assets	828,187	634,992
Total other assets	1,303,037	1,482,617

Total Assets	$104,133,924	$109,540,577

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2011	October 31, 2010

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks written in excess of bank balance	$—	$913,492
Line of credit	—	3,500,000
Current maturities of long-term debt	4,572,613	50,830,571
Accounts payable:
Trade accounts payable	2,704,707	2,852,083
Trade accounts payable - related party	109,101	955,137
Accrued expenses	421,306	881,215
Lower of cost or market accrued expense	—	707
Derivative instruments	—	101,388
Total current liabilities	7,807,727	60,034,593

Long-Term Debt, net of current maturities	46,844,912	4,068,716

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
37,208,074 and 30,208,074 Class A units outstanding at October 31, 2011 and October 31, 2010, respectively	49,508,123	45,437,268
Noncontrolling interest	(26,838)	—
Total members’ equity	49,481,285	45,437,268

Total Liabilities and Members’ Equity	$104,133,924	$109,540,577

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended October 31, 2011	Year Ended October 31, 2010	Year Ended October 31, 2009

Revenues	$164,120,375	$110,624,758	$88,304,596

Cost of Goods Sold
Cost of goods sold	155,571,814	102,786,513	85,448,407
Lower of cost or market adjustment	1,591,810	903,695	5,408,840
Total Cost of Goods Sold	157,163,624	103,690,208	90,857,247

Gross Profit (Loss)	6,956,751	6,934,550	(2,552,651)

Operating Expenses	(3,613,465)	(3,857,492)	(4,515,476)

Settlement Income	—	2,600,000	—

Operating Income (Loss)	3,343,286	5,677,058	(7,068,127)

Other Income (Expense)
Interest income	37,078	43,179	78,320
Interest expense	(2,900,470)	(4,048,634)	(4,014,448)
Write off of loan costs	—	—	(444,985)
Other income	63,123	11,918	119,806
Total other expense, net	(2,800,269)	(3,993,537)	(4,261,307)

Net Income (Loss)	543,017	1,683,521	(11,329,434)

Net Loss Attributable to Noncontrolling Interest	(27,838)	—	—

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$570,855	$1,683,521	$(11,329,434)

Weighted Average Units Outstanding - Basic and Diluted	33,391,636	28,141,942	27,104,625

Net Income (Loss) Per Unit - Basic and Diluted	$0.02	$0.06	$(0.42)

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

Balance - October 31, 2008	$50,583,180

Net loss	(11,329,434)

Balance - October 31, 2009	39,253,746

Capital Issuance — 3,103,449 Class A units, $1.45 per unit, July 2010	4,500,001

Net income	1,683,521

Balance - October 31, 2010	45,437,268

Capital Issuance — 7,000,000 Class A units, $0.50 per unit, May 2011	3,500,000

Capital Issuance for noncontrolling interest	1,000

Net loss attributable to noncontrolling interest	(27,838)

Net income attributable to Heron Lake BioEnergy, LLC	570,855

Balance - October 31, 2011	$49,481,285

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31, 2011	Year Ended October 31, 2010	Year Ended October 31, 2009

Cash Flow From Operating Activities
Net income (loss)	$543,017	$1,683,521	$(11,329,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,490,240	5,578,053	5,645,311
Amortization of loan costs included with interest expense	—	—	22,143
Write off of loan costs	—	—	444,985
Lower of cost or market adjustment	1,591,810	903,695	5,408,840
Unrealized losses on derivative instruments	—	193,590	—
Gain on disposal of assets	—	—	(38,301)
Non-cash settlement income	—	(500,000)	—
Change in operating assets and liabilities:
Restricted cash	205,212	(231,580)	1,021,767
Accounts receivable	3,639,009	(577,528)	(1,071,625)
Inventory	6,857,746	(5,981,727)	4,529,174
Derivative instruments	(107,271)	(92,202)	750,172
Prepaid expenses and other	(936,192)	(59,135)	406,505
Accounts payable	(993,412)	621,970	(3,247,499)
Accrued expenses	(454,026)	314,735	53,771
Lower of cost or market accrued expense	(1,577,856)	(2,055,662)	(10,929,853)
Net cash provided by (used in) operating activities	14,258,277	(202,270)	(8,334,044)

Cash Flows from Investing Activities
Proceeds from sale of assets	—	—	177,516
Payments for restricted certificates of deposit	(250,000)	(400,000)
Capital expenditures	(4,243,171)	(119,047)	(349,521)
Payment for other intangibles	—	—	(59,835)
Net cash used in investing activities	(4,493,171)	(519,047)	(231,840)

Cash Flows from Financing Activities
Checks written in excess of bank balance	(913,492)	913,492	—
Proceeds from (payments on) line of credit, net	(3,500,000)	(1,500,000)	5,000,000
Payments on long-term debt	(4,219,512)	(5,100,700)	(4,992,343)
Proceeds from note payable	737,750
Debt service deposits	—	—	(26,850)
Release of restricted cash	336,408	322,808	414,076
Issuance of member units	3,500,000	4,500,001	—
Cost of raising capital	(90,005)	(75,040)	—
Noncontrolling interest investment	1,000	—	—
Net cash provided by (used in) financing activities	(4,147,851)	(939,439)	394,883

Net Increase (Decrease) in cash and equivalents	5,617,255	(1,660,756)	(8,171,001)

Cash and Equivalents - Beginning of period	1,523,318	3,184,074	11,355,075

Cash and Equivalents - End of period	$7,140,573	$1,523,318	$3,184,074

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31, 2011	Year Ended October 31, 2010	Year Ended October 31, 2009

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$3,377,199	$3,660,433	$4,040,240

Supplemental Disclosure of Non-Cash Activities
Release of retainage payable as part of legal settlement	$—	$3,834,319	$—
Fair value of equipment received as part of settlement income	$—	$500,000	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution throughout the continental United States.  In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.  The Company was formed on April 12, 2001 to have an indefinite life. The Company converted the plant from being coal fuel to natural gas fuel in November 2011.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, the “Company.”  HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (Agrinatural); the remaining 27% is included in the consolidated financial statements as a noncontrolling interest.  All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment, analysis of impairment on long-lived assets, contingencies and valuation of forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Noncontrolling Interest

Amounts recorded as noncontrolling interest relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two renewal options for five year periods.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions, as part of a loan agreement.

Restricted Certificates of Deposit

The Company maintains restricted certificates of deposit as part of its grain dealer’s license.

Accounts Receivable

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at estimated net realizable value.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  At October 31, 2011 and 2010, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

Inventory

Inventory consists of raw materials, work in process, finished goods, supplies, and other grain inventory.  Raw materials are stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol and distillers grains produced, if any, is stated at the lower of average cost or market.  Other grain inventory, which consists of agricultural commodities, is valued at market value (net realizable value).  Other grain inventory is readily convertible to cash because of its commodity characteristics, widely available markets and international pricing mechanisms.  Other grain inventory is also freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant disposal costs.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

The Company has construction in progress at October 31, 2011 of approximately $4,133,000 related to the construction of the natural gas equipment and connection to the plant.  The construction was completed in fiscal 2012 related to the conversion from coal.  The Company had approximately $500,000 remaining on construction in progress at October 31, 2011.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

The Company’s ethanol production facilities, has an installed capacity of 50 million gallons per year.  The carrying value of these facilities at October 31, 2011 was approximately $88.6 million. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at October 31, 2011; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Deferred Loan Costs

Costs associated with the issuance of the debt discussed in Note 9 and 10 were recorded as deferred loan costs, net of accumulated amortization.  Loan costs are amortized to operations over the term of the related debt using the effective interest method.  During fiscal 2009, the Company expensed the remaining unamortized loan costs totaling approximately $445,000 associated with this debt when it was classified as current.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received.

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

•     Level 2 includes:

1.               Quoted prices in active markets for similar assets or liabilities.

2.               Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.               Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

•                  Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the years ended October 31, 2011 or 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and equivalents, restricted cash, restricted certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the revolving term loan and line of credit approximates the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at October 31, 2011	$51,417,525	$51,417,525
Long-term debt at October 31, 2010	$54,899,287	$52,885,420

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the alternative depreciation system (ADS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences.  The Company’s tax year end is December 31.  Primarily due to the partnership tax status, the Company does not have any significant tax uncertainties that would require disclosure.  The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach.  The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

Reclassifications

The Company made reclassifications to certain fees received in the Consolidated Statement of Operations for the 2010 and 2009 to conform to classifications for 2011. The Company also made reclassifications for certain restricted cash amounts to be included with restricted certificates of deposit in the Consolidated Balance Sheet as of October 31, 2010 to conform to classifications at October 31, 2011.  These reclassifications had no effect on members’ equity or net income as previously presented.  The change related to restricted certificates of deposit increased operating cash flows by $400,000 and increased cash used in financing activities.

2.   GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance.  The Company has had instances of unwaived debt covenant violations and had been operating under forbearance agreements with AgStar Financial Services, PCA (“AgStar”).  In addition, the Company’s working capital was at a lower level than desired.  These conditions contributed to the long-term debt with AgStar being classified as current in previously filed financial statements.  These factors and the continual volatile commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has continued to make changes to operations of the plant, renegotiated with AgStar, and enhance working capital.  To this end, the Company began converting the plant from a coal-fired ethanol plant to a natural gas plant in October 2011.  This conversion was completed in fiscal 2012.  The Company believes the conversion will reduce production and operating costs, reduce interest costs, and improve operating profitability.  In May 2011, the Company raised an additional $3.5 million from Project Viking, LLC (“Project Viking”) to help finance the natural gas conversion and to improve working capital.  The Company closed on approximately $707,000 of additional equity in November 2011.

In September 2011, the Company entered into a restructured loan agreement with AgStar that superseded and replaced past loan agreements with AgStar including the forbearance agreements.  This restructured loan agreement extends the maturity date of the Company’s long-term debt, maintains and extends the existing available balance on the revolving portion of the long-term debt, and allowed the Company to reclassify the debt to long-term.  As part of this restructured loan agreement, the Company repaid the revolving line of credit with AgStar in September 2011.  The repayment of the revolving line of credit was done as part of the change in ethanol and distillers marketers to Gavilon, LLC (“Gavilon”) in September 2011 as described in Note 14.  In addition to assuming responsibility for marketing the ethanol and distillers products for the Company, Gavilon will assist the Company with certain risk management activities.

While the Company believe these changes will improve the operating performance of the plant, provide additional working capital, and reduce the effects on our plant of volatility in the industry, it is not yet certain as to whether these efforts and changes will be successful.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

3.   UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

4. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	October 31, 2010	Level 1	Level 2	Level 3

Commodity derivative instruments	$(101,388)	$(101,388)	$—	$—

The fair value of the derivative instruments is based on quoted market prices in an active market.

5.  CONCENTRATIONS

The Company sells all of the ethanol and distiller grains produced to one customer under marketing agreements at October 31, 2011.  Prior to the change in marketers as describe in Note 13, the Company sold all of its ethanol and distillers grain to two customers.  At October 31, 2011 and 2010, these customers comprised nearly all of accounts receivable.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

6.   INVENTORY

Inventory consists of the following at October 31:

	2011	2010

Raw materials	$593,761	$5,995,564
Work in process	978,967	1,042,844
Finished goods	—	2,021,672
Supplies	840,756	826,213
Other grains	1,351,132	750,730
Totals	$3,764,616	$10,637,023

The Company recorded losses of approximately $15,000, $97,000 and $352,000 for the fiscal years ended October 31, 2011, 2010 and 2009 respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 14, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $105,000 and $2,543,000 based on market prices at October 31, 2011 and 2010, respectively, and is not included in the amounts above.

7. DERIVATIVE INSTRUMENTS

As of October 31, 2011, the Company has no corn or ethanol derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Consolidated Balance Sheet. As of October 31, 2010, the Company recorded a liability for derivative instruments of approximately $101,000 at fair value in the Consolidated Balance Sheet.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

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

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments in Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Twelve Months Ended October 31,
	Operations location	2011	2010	2009
Corn contracts	Cost of goods sold	$(432,000)	$(1,007,000)	$1,207,000
Ethanol contracts	Revenues	(24,000)	(171,000)	373,000
Totals		$(456,000)	$(1,178,000)	$1,580,000

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

8.  LINE OF CREDIT

In September 2011, the Company negotiated a new debt agreement with AgStar Financial Services, PCA (AgStar) as described in Note 9, that superseded past agreements including the forbearance agreements.  As part of those agreements, the Company repaid the line of credit and the line was closed in September 2011.  Interest accrued on borrowings at the greater of 6.0% or the one month LIBOR plus 3.25%, which totaled 3.51% at October 31, 2010.  The Company paid a 0.25% commitment fee on the average daily unused portion of the line of credit.  At October 31, 2010 outstanding borrowings on the line of credit were $3.5 million.

9.  LONG-TERM DEBT

Long-term debt consists of the following:

	October 31	October 31
	2011	2010

Term note payable to lending institution, see terms below.	$39,747,497	$48,967,611

Revolving term note payable to lending institution, see terms below.	6,864,561	1,155,872

Balance forward	$46,612,058	$50,123,483

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	October 31	October 31
	2011	2010
Balance from previous page	$46,612,058	$50,123,483

Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company is required to make deposits over 24 months, which began in January 2007, for one years’ worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	2,653,090	2,837,720

Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	253,118	302,988

Assessment payable as part of water supply agreement, due in monthly installments of $4,126 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	264,309	290,462

Note payable for equipment, with monthly payments of $2,371 including effective interest of 6.345%, due in April 2012, secured by equipment.	13,860	40,505

Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2013, secured by equipment and restricted cash.	439,590	785,379

Note payable to electrical company with monthly payments beginning in October 2009 of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	443,750	518,750

Note payable to financial institutions initially for the construction of the pipeline assets due initially in December 2011, extended until February 2012. The note is convertible into a term loan upon meeting certain conditions in February 2012 with a three year repayment period. Interest is at 5.75% and the note is secured by substantially all assets of Agrinatural, LLC and a debt guarantee by as described in Note 10.	737,750	—
Totals	51,417,525	54,899,287
Less amounts due within one year	4,572,613	50,830,571

Net long-term debt	$46,844,912	$4,068,716

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

At October 31, 2010 and during 2011, the Company was not in compliance with certain provisions of the AgStar loan agreements and therefore had classified the loans with them as current.  Following changes made to the loan agreements with AgStar in September 2011, the Company reclassified the debt to long-term.

Term Note Payable

In September 2011 AgStar  replaced and superseded the Company’s existing loan agreements, related loan documents and the amended forbearance agreements.  The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Prior to the changes in 2011, the Company was charged interest on the term note payable at LIBOR plus 3.25%.  The Company had locked in an interest rate of 6.58% on $45 million of the note for three years ending in April 2011.  The term note scheduled to mature in October 2012.

Revolving Term Note

The Company also obtained a five-year term revolving loan commitment in the amount of $8,008,689, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.  The Company does have a $600,000 outstanding standby letter of credit at October 31, 2011.

Prior to the changes in September 2011, the revolving term note had an interest rate of LIBOR plus 3.25%.  The Company had accrued default interest of 2.0% from February 2010 to July 2010 because of covenant defaults.  AgStar agreed in 2011 to waive 50% of the default interest during 2011.  The revolving term note was scheduled to mature in October 2012.

Estimated maturities of long-term debt at October 31, 2011 are as follows:

2012	$4,572,613
2013	3,745,574
2014	4,210,387
2015	4,563,146
2016	32,627,401
After 2016	1,698,404

Total long-term debt	$51,417,525

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

10.  MEMBERS’ EQUITY

The Company is authorized to issue 80,000,000 capital units, of which 65,000,000 have been designated Class A units and 15,000,000 have been designated as Class B units.  Members of the Company are holders of units who have been admitted as members and who hold at least 2,500 units.  Any holder of units who is not a member will not have voting rights.  Transferees of units must be approved by our board of governors to become members.  Members are entitled to one vote for each unit held. Subject to the Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

In July 2010, the Company sold to Project Viking, L.L.C. (“Project Viking”), a related party, 3,103,449 of its Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million as described in Note 13.

In 2010 the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota initially for 4,700,000 Class A units for $1.45 per unit.  In 2011, this offering was changed to offer 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were also required to deposit $.125 per unit into an escrow account that will be held to guarantee any potential debt of the Agrinatural.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.  The Company also collected approximately $177,000 related to the debt guarantee of the Agrinatural debt.  The purchase price, percentage limitation and offering period were determined to comply with the terms of the May 2011 Subscription Agreement between the Company and Project Viking.  At that time, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units.  These units sold to Project Viking were subsequently converted to Class A units.  Project Viking agreed to guarantee up to $1 million of Agrinatural’s debt as part of its investment.

11. LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Equipment under operating lease primarily represents rail cars for which the rentals began in August 2007.  Rent expense for fiscal 2011, 2010, and 2009 was approximately $1.9 million, $1.9 million, and $844,000, respectively.

At October 31, 2011, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,647,589
2013	1,562,988
2014	1,216,009
2015	833,280
2016	832,720
Thereafter	693,000

Total lease commitments	$6,785,586

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

12. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2011	2010

Consolidated financial statement basis of assets	$104,133,924	$109,540,577
Plus: Organization and start-up costs capitalized	1,952,135	2,181,759
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(25,804,453)	(20,379,880)

Income tax basis of assets	$80,281,606	$91,342,456

	2011	2010

Consolidated financial statement basis of liabilities	$54,652,639	$64,103,305
Less: Accrued expenses	(421,306)	(881,922)
Less: Unrealized losses on derivatives	—	(101,388)

Income tax basis of liabilities	$54,231,333	$63,119,995

13. RELATED PARTY TRANSACTIONS

As discussed in Note 10, pursuant to a subscription agreement, Project Viking invested $3.5 million in May 2011  in the Company for 7,000,000 Class B units,  which were subsequently converted to Class A units.

In  July 2010, the Company issued to Project Viking 3,103,449 Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million. All proceeds from the sale of the units to Project Viking were used to reduce the principal balance of the Company’s revolving line of credit note with AgStar.

The Company purchased approximately $57,451,000, $43,233,000and $45,266,000 of corn from members in fiscal years 2011, 2010 and 2009, respectively.

Please refer to the section titled “Legal Proceedings” in Note 14 for information on the settlement of the arbitration proceedings between the Company and Fagen, Inc., a related party through its relationship with Project Viking.  In addition, one of the conditions to the effectiveness of the Settlement Agreement was the release of Roland J. Fagen by AgStar from his obligations under his personal guaranty of $3.74 million of the Company’s indebtedness to AgStar under the Company’s master loan agreement.  The effective date of the release of Mr. Fagen’s personal guaranty was July 2, 2010.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

14. COMMITMENTS AND CONTINGENCIES

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

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9. The Company paid operating and maintenance expenses of approximately $287,000, $327,000 and 370,000 in fiscal 2011, 2010 and 2009, respectively.

Marketing Agreements

The Company entered into a termination agreement with its previous marketers to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011.  The Company assumed certain rail car leases with the termination of the ethanol marketing agreement and will pay a termination fee of $325,000 over the remaining term of the original contract, which is scheduled to end September 30, 2012.

Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC (“Gavilon”) to market the Company’s ethanol and distillers’ grains products and to supply the Company’s ethanol production facility with corn.  Gavilon is now the exclusive corn supplier and ethanol and distillers’ grains marketer for the Company’s production facility beginning September 1, 2011 and for an initial term of two years.  The Company believes that working with Gavilon to manage the Company’s marketing and procurement needs will provide a comprehensive solution to help the Company achieve its risk management objectives in a competitive market and will enable the Company to reduce its working capital requirements and more effectively manage its processing margins in both spot and forward markets.

The Company pays Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company’s ethanol production facility based on the length of time between when Gavilon pays for the corn stored in or en route to or from the Company’s elevator facilities or production facility, and when the Company is invoiced for that corn at the time it is processed at the Company’s production facility.  The supply fee was negotiated based on prevailing market-rate conditions for comparable corn supply services.  Both Gavilon and the Company have the ability to originate the corn requirements for the production facility.  On the effective date of the corn supply Agreement, Gavilon purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company’s corn requirements at the production facility and the repayment of the Company’s line of credit with AgStar.

Under the ethanol and distillers’ grains marketing agreement, Gavilon will purchase, market and resell 100% of the ethanol and distillers grains products produced at the Company’s ethanol production facility and the Company will pay Gavilon a marketing fee based on a percentage of the applicable sale price of the ethanol and distillers grains products.  The marketing fees were negotiated based on prevailing market-rate conditions for comparable ethanol and distillers grains marketing services.  On the effective date of the marketing agreement, Gavilon purchased all ethanol and distillers grains inventory currently owned by the Company and located at the Company’s production facilities, at current market prices.

The Company entered into a master netting agreement under which payments by the Company to Gavilon for corn under the corn supply agreement will be netted against payments by Gavilon to the Company for ethanol and distillers’ grains products produced and sold to Gavilon under the marketing agreement.  Under the terms of the master netting agreement, the Company is giving Gavilon a first priority security interest in, and a right of set off against, the Company’s non-fixed assets including any rights it has to corn under the corn supply agreement, ethanol and distillers’ grains under the marketing agreement, the work-in-process at the Company’s ethanol production facility, and the other transactions under the Gavilon agreements.  The master netting agreement is integral to the transition to the Gavilon agreements, and the termination and payoff of the Company’s seasonal revolving line of credit with AgStar.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

From the settlement, the Company recorded $2.6 million of settlement income from cash and noncash proceeds during July 31, 2010 representing reimbursement for incremental expenses incurred by the Company due to design issue of the plant.  Also, the construction payable of approximately $3.8 million was extinguished during the quarter ended July 31, 2010, reducing current liabilities and fixed assets as this adjustment represented a price adjustment of the plant.  In connection with the settlement and with the Company’s forbearance agreement with AgStar, the Company sold Class A units as described in Notes 10 and 13.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

Coal Contract Termination Dispute

Following conversion by the Company from coal to natural gas as its primary fuel, and specifically in late October 2011, the Company received correspondence from its coal supplier, Northern Coal Transportation Company, claiming that there was a “shortfall” in the Company’s coal purchases.  The correspondence further claimed that the Company is indebted to Northern Coal for approximately $929,000 for this shortfall.  The Company responded in December 2011 and contested both the claim that there was any shortfall in coal purchases, as well as the calculation of any claimed shortfall.   In this response, the Company also sought documentary verification of the claim by Northern Coal.  The Company has not received the requested information or documentary support from Northern Coal.  In January 2012, the Company received additional correspondence from Northern Coal claiming the Company now owned approximately $1,800,000.  The Company has not recorded an accrual for any possible settlement involved in this dispute.

Forward Contracts

The Company has natural gas agreements with a minimum commitment of approximately 1.9 million MMBTU per year until October 31, 2014.

The Company recorded a loss on corn purchase commitments of approximately $1,577,000, $807,000and 5,056,000 for the twelve months ended October 31, 2011, 2010 and 2009 respectively. The loss was recorded as a lower of cost or market adjustment on the Consolidated Statement of Operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market evaluation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2011
Revenues	$39,199,181	$38,022,811	$43,013,930	$43,884,453
Gross profit (loss)	3,226,245	1,840,466	688,880	1,201,160
Operating income (loss)	2,530,477	1,071,699	(182,475)	76,415
Net income (loss)	1,676,923	438,674	(724,737)	(847,843)
Basic and diluted earnings (loss) per unit	0.06	0.01	(0.02)	(0.03)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2010
Revenues	$29,413,131	$25,698,413	$23,621,607	$31,891,607
Gross profit (loss)	4,551,412	699,690	(822,069)	2,505,517
Operating income (loss)	3,539,838	(342,423)	934,978	1,544,666
Net income (loss)	2,618,162	(1,492,613)	(173,026)	730,998
Basic and diluted earnings (loss) per unit	0.10	(0.06)	(0.01)	0.03

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal year ended October 31, 2009
Revenues	$18,095,366	$21,493,104	$22,196,118	$26,520,008
Gross profit (loss)	(3,792,335)	(1,197,101)	(1,088,284)	3,525,069
Operating income (loss)	(4,800,853)	(1,902,778)	(2,720,450)	2,355,954
Net income (loss)	(6,246,806)	(2,777,933)	(3,785,147)	1,480,452
Basic and diluted earnings (loss) per unit	(0.23)	(0.10)	(0.14)	0.05

The above quarterly financial date is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.