Form 10-Q
period 2012-01-31
Heron Lake BioEnergy, LLC
filed 2012-03-16
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2012

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                    to                  .

COMMISSION FILE NUMBER 000-51825

HERON LAKE BIOENERGY, LLC

(Exact name of Registrant as specified in its charter)

Minnesota	41-2002393
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

91246 390th Avenue, Heron Lake, MN 56137-1375

(Address of principal executive offices)

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 16, 2012, there were 38,622,107 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$2,567,102	$7,140,573
Restricted cash	651,971	367,012
Restricted certificates of deposit	650,000	650,000
Accounts receivable	347,843	1,378,220
Inventory	4,012,776	3,764,616
Prepaid expenses	1,037,418	937,521
Total current assets	9,267,110	14,237,942

Property, Plant, and Equipment
Land and improvements	12,236,551	12,265,434
Plant buildings and equipment	99,361,513	94,509,719
Vehicles and other equipment	635,054	635,054
Office buildings and equipment	619,021	615,298
Construction in progress	81,850	4,132,965
	112,933,989	112,158,470
Less accumulated depreciation	(24,968,410)	(23,565,525)
	87,965,579	88,592,945

Other Assets
Restricted cash	—	59,574
Other intangible assets, net	406,184	415,276
Debt service deposits and other assets	663,141	828,187
Total other assets	1,069,325	1,303,037

Total Assets	$98,302,014	$104,133,924

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31,	October 31,
	2012	2011*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,107,827	$4,572,613
Accounts payable:
Trade accounts payable	1,852,178	2,704,707
Trade accounts payable — related party	—	109,101
Accrued expenses	593,008	421,306
Derivative instruments	269,185	—
Total current liabilities	6,822,198	7,807,727

Long-Term Debt, net of current maturities	42,687,761	46,844,912

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
38,622,107 and 37,208,074 Class A units issued and outstanding at January 31, 2012 and October 31, 2011, respectively	48,737,282	49,508,123
Noncontrolling interest	54,773	(26,838)
Total members’ equity	48,792,055	49,481,285

Total Liabilities and Members’ Equity	$98,302,014	$104,133,924

See Notes to Condensed Consolidated Financial Statements

*         Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,	Three Months Ended January 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$38,861,794	$39,199,181

Cost of Goods Sold
Cost of goods sold	38,597,224	35,654,718
Lower of cost or market adjustment	—	318,218
Total Cost of Goods Sold	38,597,224	35,972,936

Gross Profit	264,570	3,226,245

Selling, General, and Administrative Expenses	850,607	695,768

Operating Income (Loss)	(586,037)	2,530,477

Other Income (Expense)
Interest income	3,940	17,716
Interest expense	(659,923)	(900,496)
Other income	10,818	29,226
Total other expense, net	(645,165)	(853,554)

Net Income (Loss)	(1,231,202)	1,676,923

Net Income Attributable to Noncontrolling Interest	(81,611)	—

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,312,813)	$1,676,923

Net Income (Loss) Per Unit - Basic and Diluted	$(0.04)	$0.06

Weighted Average Units Outstanding - Basic and Diluted	38,176,379	30,208,074

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,	Three Months Ended January 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(1,231,202)	$1,676,923
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,411,977	1,374,052
Lower of cost or market adjustments	—	318,218
Change in fair value of derivative instruments	243,326	83,317
Change in operating assets and liabilities:
Restricted cash	(310,334)	(129,807)
Accounts receivable	1,030,377	(1,175,376)
Inventory	(248,160)	1,302,762
Derivative instruments	25,859	(306,580)
Prepaid expenses and other assets	(99,896)	(334,497)
Accounts payable	(961,630)	(2,338,244)
Accrued expenses	171,702	45,239
Accrued loss on forward contracts	—	(253,028)
Net cash provided by operating activities	32,019	262,979

Investing Activities
Capital expenditures	(775,519)	(20,561)
Net cash used in investing activities	(775,519)	(20,561)

Financing Activities
Checks written in excess of bank balance	—	(913,492)
Proceeds from line of credit, net	—	1,000,000
Payments of long-term debt	(4,621,937)	(1,189,891)
Release of restricted cash	84,949	82,753
Member contributions	707,017	—
Net cash used in financing activities	(3,829,971)	(1,020,630)

Net decrease in cash and equivalents	(4,573,471)	(778,212)

Cash and Equivalents — Beginning of Period	7,140,573	1,523,318

Cash and Equivalents — End of Period	$2,567,102	$745,106

Supplemental Cash Flow Information
Total interest paid	$638,038	$840,571

Cost of raising capital offset against member contributions	$165,045	$—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2011, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal recurring accruals, with the exception of the adjustments to reduce inventory and forward contracts to net realizable value that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota.  In addition, the Company produces and sells distillers grains with solubles as co-products of ethanol production.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, the “Company.”  HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”).  The remaining 27% is included in the consolidated financial statements as a noncontrolling interest.  All significant intercompany balances and transactions are eliminated in consolidation.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

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

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at January 31, 2012 and October 31, 2011 was approximately $88.0 million and $88.6 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at January 31, 2012 and October 31, 2011; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended January 31, 2012 or October 31, 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at January 31, 2012	$46,795,589	$46,795,589
Long-term debt at October 31, 2011	$51,417,525	$51,417,525

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

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

2.            GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance.  The Company has had instances of unwaived debt covenant violations and had been operating under forbearance agreements with AgStar Financial Services, PCA (“AgStar”).  In addition, the Company’s working capital was at a lower level than desired.  These conditions contributed to the long-term debt with AgStar being classified as current in previously filed financial statements.  These factors and the continued volatile commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has continued to make changes to operations of the plant, renegotiated with AgStar, and enhanced working capital.  To this end, the Company began converting the plant from a coal-fired ethanol plant to a natural gas plant in October 2011.  This conversion was completed in November 2011.  The Company believes the conversion will reduce production and operating costs, and improve operating profitability.  In May 2011, the Company raised an additional $3.5 million from Project Viking, LLC (“Project Viking”) to help finance the natural gas conversion and to improve working capital.  The Company closed on approximately $707,000 of additional equity in November 2011.

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

While the Company believes these changes will improve the operating performance of the plant, provide additional working capital, and reduce the effects on our plant of volatility in the industry, it is not yet certain as to whether these efforts and changes will be successful.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal year 2011 and the first quarter of fiscal year 2012.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

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

4.              FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	January 31, 2012	Level 1	Level 2	Level 3

Commodity derivative instruments	$(269,185)	$(269,185)	$—	$—

The fair value of derivative instruments is based on quoted market prices in active markets.

5.              CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at January 31, 2012.

6.              INVENTORY

Inventory consisted of the following at January 31, 2012 and October 31, 2011:

	January 31,	October 31,
	2012	2011 *
Raw materials	$613,215	$593,761
Work in process	1,165,940	978,967
Supplies	846,269	840,756
Other grains	1,387,352	1,351,132
Total	$4,012,776	$3,764,616

*   Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

The Company recorded no losses related to inventory for both the three months ended January 31, 2012, and January 31, 2011, respectively.  For the three months ended January 31, 2011, the Company recorded losses related to forward purchase contracts, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol, the loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $104,000 and $105,000 based on market prices at January 31, 2012 and October 31, 2011, respectively, and is not included in the amounts above.

7.              DERIVATIVE INSTRUMENTS

As of January 31, 2012, the Company has natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company enters into corn, ethanol and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn and natural gas purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of January 31, 2012, the notional amount of the Company’s outstanding derivative instruments was approximately 800,000 mmbtu that were entered into to hedge forecasted natural gas purchases through August 2012.  The Company had a liability of $269,185 for derivative instruments at January 31, 2012. The Company had no derivative instruments as of October 31, 2011.

In addition, as of January 31, 2012, the Company had approximately $150,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the losses from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations location	2012	2011
Corn contracts	Cost of goods sold	$7,416	$166,000

Natural gas contracts	Cost of goods sold	396,014	—
Totals		$403,430	$166,000

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

8.              DEBT FINANCING

Debt financing consists of the following:

	January 31,	October 31,
	2012	2011*
Term note payable to lending institution, see terms below	$38,983,192	$39,747,497

Revolving term note to lending institution, see terms below	2,864,561	6,864,561

Assessments payable	3,163,575	3,170,517

Notes payable to electrical company	777,330	883,340

Equipment note	6,930	13,860

Construction note payable	1,000,000	737,750

Total	46,795,588	51,417,525

Less amounts due on demand or within one year	4,107,827	4,572,613

Net long term debt	$42,687,761	$46,844,912

*    Derived from audited financial statements

Term Note

The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  The Company was in compliance with the covenants of its master loan agreement with AgStar at January 31, 2012.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

Revolving Term Note

The Company has obtained a five-year term revolving loan commitment in the amount of $8,008,689 until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.  The Company has a $600,000 outstanding standby letter of credit at January 31, 2012, which reduces the amounts available.

Construction Note Payable

The Company has a construction note payable to a financial institution, through its ownership in Agrinatural, in the amount of $1,000,000. This note was converted to a three year term loan in March 2012 with monthly payment of $30,159 including interest at 5.29% until maturity in April 2015.  The note is secured by assets of Agrinatural.

Estimated maturities of long-term debt at January 31, 2012 are as follows based on the most recent debt agreement:

2012	$4,107,827
2013	4,031,489
2014	4,605,241
2015	4,700,328
2016	27,681,117
After 2017	1,669,586

Total long-term debt	$46,795,588

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for both the three months ended January 31, 2012 and 2011 was approximately $508,000 and $454,000, respectively.

At January 31, 2012, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,622,476
2013	1,562,988
2014	1,033,582
2015	833,280
2016	624,400
Thereafter	693,000

Total lease commitments	$6,369,726

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

10.              COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Permit Matters

The Company completed the conversion to natural gas from coal in November 2011.  The Company also completed an amendment to the existing air emissions permit allowing the conversion from coal to natural gas. The Company is now seeking the final amendments to its air emissions permit related to the natural gas conversion pending regulatory approvals in form acceptable to the Company, and may incur additional costs in connection with the permit amendment, as well as improvements to its plant as part of the natural gas conversion and to ensure compliance with its permit and planned amendments.

Coal Contract Termination Dispute

Following conversion by the Company from coal to natural gas as its primary fuel, and specifically in late October 2011, the Company received correspondence from its coal supplier, Northern Coal Transportation Company, claiming that there was a “shortfall” in the Company’s coal purchases.  The correspondence further claimed that the Company is indebted to Northern Coal for approximately $929,000 for this shortfall.  The Company responded in December 2011 and contested both the claim that there was any shortfall in coal purchases, as well as the calculation of any claimed shortfall.  In this response, the Company also sought documentary verification of the claim by Northern Coal.  In January 2012, the Company received additional correspondence from Northern Coal claiming the Company now owed approximately $1,800,000.  The Company has not received the requested information or documentary support from Northern Coal.  The Company commenced a declaratory judgment action against Northern Coal in Minnesota District Court in Jackson County, Minnesota on March 6, 2012 seeking a declaratory judgment that the Company properly adjusted its coal purchase requirements under its coal supply contract with Northern Coal, has not breached its coal supply contract with Northern Coal, and that Northern Coal  failed its duty to mitigate any claimed damages.  Northern Coal filed  a breach of contract lawsuit against the Company in Colorado District Court in Broomfield County, Colorado on March 8, 2012, claiming breach of contract and contract related damages.  The Company intends to contest the breach of contract claim and pursue  the declaratory judgment vigorously.  On March 12, 2012, the Company and Northern Coal agreed to a stand-down period until March 23, 2012.  An estimate of possible loss in this dispute cannot be made.  The Company has not recorded an accrual for any possible liability  in this dispute.

Forward Contracts

The Company has natural gas agreements with a minimum commitment of approximately 1.9 million MMBTU per year until October 31, 2014.

11.           MEMBERS’ EQUITY

On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were required to deposit $.125 per unit into an escrow account that was to be held to guarantee a portion of the debt of Agrinatural.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000, before offering costs.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2012 (Unaudited)

12.           RELATED PARTY TRANSACTIONS

The Company did not purchase any corn directly from members during the three months ended January 31, 2012.  The Company’s purchases of corn from members totaled approximately $9.8 million during the three months ended January 31, 2011.

13.           SUBSEQUENT EVENTS

In February 2012, the Company completed installation of a corn oil separation system.  The corn oil system will create a new revenue source for the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2011, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month periods ended January 31, 2012 and 2011. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2012.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2012, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand will result in corn prices above historic averages.  During the first quarter of fiscal year 2012 ended January 31, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $2.06 to $2.85 per gallon; our average sales price was $2.25 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.72 to a high of $6.65 per bushel; our average purchase price was $6.24 per bushel, with basis.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” of our Annual Report on Form 10-K for the year ended October 31, 2011 and “Part II, Item 1A Risk Factors” of this Form 10-Q.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2011. At January 31, 2012, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011.

	Three Months Ended January 31, 2012		Three Months Ended January 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$38,861,794	100.0	$39,199,181	100.0

Cost of Goods Sold
Cost of goods sold	38,597,224	99.3	35,654,718	91.0
Lower of cost or market adjustment	—	0.0	318,218.8
Total Cost of Goods Sold	38,597,224	99.3	35,972,936	91.8

Gross Profit	264,570	0.7	3,226,245	8.2

Operating Expenses	(850,607)	(2.2)	(695,768)	(1.7)

Operating Income (Loss)	(586,037)	(1.5)	2,530,477	6.5

Other Expense, net	(645,165)	(1.7)	(853,554)	(2.2)

Net Income (Loss)	(1,231,202)	(3.2)	1,676,923	4.3

Net Income Attributable to Noncontrolling Interest	(81,611)	(0.2)	—	0.0

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,312,813)	(3.4)	$1,676,923	4.3

Revenues

Revenues were similar for the quarter ended January 31, 2012 as compared to the quarter ended January 31, 2011. Net ethanol revenues during the quarter ended January 31, 2012, were approximately $31.8 million compared to approximately $32.2 million during the quarter ended January 31, 2011, each representing approximately 82% of our sales. The similar ethanol revenue was primarily a result of a less than 1% increase in the average price per gallon of ethanol in the quarter ended January 31, 2012 as compared to the quarter ended January 31, 2011 in conjunction with a 2% decrease in gallons sold.  There were no ethanol derivative gains or losses during the quarters ended January 31, 2012 and 2011.

Total sales of DGS during the quarter ended January 31, 2012 were approximately $6.6 million comprising 17% of our revenues. DGS sales during the quarter ended January 31, 2011 were $5.1 million or 13% of revenues. The average DGS price increased 28% for the quarter ended January 31, 2012 as compared to the quarter ended January 31, 2011.  The remaining percentage of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); coal and natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn, including lower of cost or market adjustments, increased approximately 20% in the quarter ended January 31, 2012 as compared to the quarter ended January 31, 2011.  Cost of goods sold includes lower of cost or market adjustments of approximately $318,000 for the three months ended January 31, 2011, which related to forward purchase contracts where the fixed price was more than the estimated realizable value.  We had losses related to corn derivative instruments of approximately $7,000 and $166,000 for the quarters ended January 31, 2012 and 2011, respectively.  We had losses related to natural gas derivative instruments of approximately $396,000 for the quarter ended January 31, 2012.  We had a decreased gross margin in the first quarter of fiscal 2012 as compared to first quarter of fiscal 2011 due to the 20% increase in the price per bushel of corn purchased.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We may use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At January 31, 2012, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related commodity purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 2.2% of total revenues for the three months ended January 31, 2012 and 1.7% of total revenues for the three months ended January 31, 2011.  These expenses generally do not vary with the level of production at the plant.  The increase in the current period included additional consulting costs related to HLBE Pipeline Company.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down approximately 27% for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, is dependent on the balances outstanding and on interest rates.

Liquidity and Capital Resources

As of January 31, 2012, we had cash and cash equivalents (other than restricted cash) of approximately $2.6 million, current assets of approximately $9.3 million and total assets of approximately $98.3 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at January 31, 2012 was $41.8 million, consisting of $39.0 million under the term note and $2.8 million under the revolving term note.  Our revolving term note allows borrowing up to $8.0 million subject to letters of credit outstanding.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  We were in compliance with the covenants of our master loan agreement with AgStar at January 31, 2012.

The Company’s failure to comply with the covenants of the master loan agreement would result in an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.  If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy.

We raised $3.5 million in equity in fiscal 2011 and approximately another $700,000 in November 2011.  On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were also required to deposit $.125 per unit into an escrow account that will be held to guarantee any potential debt of Agrinatural.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.  The Company also collected approximately $177,000 related to the debt guarantee of the Agrinatural debt.  The purchase price, percentage limitation and offering period were determined to comply with the terms of the May 2011 Subscription Agreement between the Company and Project Viking.  At that time, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units.  These units sold to Project Viking were subsequently converted to Class A units.  Project Viking agreed to guarantee up to $1 million of Agrinatural’s debt as part of its investment.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the three months ended January 31, 2012, the Company paid long term debt of approximately $4.6 million described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Three Months Ended January 31
	2012	2011
Net cash provided by operating activities	$32,019	$262,979
Net cash used in investing activities	(775,519)	(20,561)
Net cash used in financing activities	(3,829,971)	(1,020,630)
Net decrease in cash and equivalents	$(4,573,471)	$(778,212)

During the three months ended January 31, 2012, we provided approximately $32,000 in cash from operating activities. This consists primarily of the net loss of $1.2 million plus non-cash expenses including depreciation and amortization of $1.4 million, decreasing accounts receivable by $1.0 million, increases in inventory of $248,000, and decreasing accounts payable by $1.0 million.

During the three months ended January 31, 2011, we provided approximately $263,000 in cash from operating activities. This consists primarily of generating net income of $1.7 million plus non-cash expenses including depreciation and amortization of $1.4 million and lower of cost or market adjustments of $300,000 offset by decreasing accounts payables by $2.3 million and increasing accounts receivable by $1.2 million.

During the three months ended January 31, 2012, we used approximately $776,000 for investing activities to pay for capital expenditures.  This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline. During the three months ended January 31, 2012, we used $3.8 million from financing activities consisting primarily of payments on long-term debt.  We also raised an additional $707,000 of equity.

During the three months ended January 31, 2011, we used approximately $21,000 for investing activities to pay for capital expenditures. During the three months ended January 31, 2011, we used $1.0 million for financing activities consisting primarily of payments on long-term debt.

Outlook

Ethanol prices have been very volatile over the past 6 months, and we expect to see that continue into 2012.  There are many factors that will continue that volatility of prices into 2012, including amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of March 2, 2012, the EIA reported that ethanol production for the week was 266.4 million gallons, or a 13.89 billion gallon annualized rate.  Current ethanol inventory stocks are at a record 927 million gallons, or about 24 days of production.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last 2 years, thus impacting the corn supply.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s March 9, 2012 Corn Supply and Use Report projects U.S. corn prices to average between $5.90 and $6.50 per bushel for the 2011-2012 crop year.  The USDA February 24, 2012 Outlook Forum estimated that 94.0 million acres of corn will be planted in 2012 with an estimated yield of 164.0 bushels per acre.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks concerning our debt financing and future prices of corn, natural gas, ethanol and distillers grains.  We consider market risk to be the impact of adverse changes in market prices on our results of operations.  In general, ethanol prices are affected by the supply and demand for ethanol, the cost of ethanol production, the availability of other fuel oxygenates, the regulatory climate and the cost of alternative fuels such as gasoline. The price of corn is affected by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors.  From time to time, we may purchase corn futures and options to hedge a portion of the corn we anticipate we will need. In addition, we may contract for future physical delivery of corn. We are exposed to the full impact of market fluctuations associated with interest rates and commodity prices.

We are also subject to market risk on the selling prices of our distiller grains. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price.

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the first quarter of fiscal year 2012 ended January 31, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $2.06 to $2.85 per gallon; our average sales price was $2.25 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.72 to a high of $6.65 per bushel; our average purchase price was $6.24 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of January 31, 2012, we had $22.3 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $223,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10 “Commitments and Contingencies — Legal Proceedings” of this Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2011.  In addition to the risk factors previously disclosed in our Annual Report on Form 10-K, the following risks, if they actually occur, could negatively impact our results of operations, cash flows and the value of our units.

Risks Related to Our Financial Condition

We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met during fiscal year 2012, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

Under our master loan agreement with AgStar, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at January 31, 2012 was $41.8 million, consisting of $39.0 million under the term note and $2.8 million under the revolving term note.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth.  It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

We were in compliance with the covenants of our master loan agreement with AgStar at January 31, 2012.  We are attempting to improve various aspects of our business in order to avoid any future covenant violations and events of default. There can be no assurance that our business and financial performance will improve, that any improvements will be sustained or that any improvements will result in our compliance with covenants. Further, there is no assurance that we will be able to obtain any additional working capital on terms favorable to us, if at all. Even if we obtain additional capital, the amounts we raise may not be sufficient to avoid future covenant violations and events of default.

Our failure to comply with covenants of the master loan agreement would result event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.  Discussion of the subscription rights offering is incorporated by reference from Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 16, 2012	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2012	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer (Principal Accounting and Financial Officer)