Form 10-Q
period 2012-04-30
Heron Lake BioEnergy, LLC
filed 2012-06-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2012

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

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T § 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 14, 2012, there were 38,622,107 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2012	2011*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,336,702	$7,140,573
Restricted cash	361,380	367,012
Restricted certificates of deposit	650,000	650,000
Accounts receivable	1,345,583	1,378,220
Inventory	2,597,362	3,764,616
Prepaid expenses	816,169	937,521
Total current assets	7,107,196	14,237,942

Property, Plant, and Equipment
Land and improvements	12,252,091	12,265,434
Plant buildings and equipment	100,996,732	94,509,719
Vehicles and other equipment	635,054	635,054
Office buildings and equipment	619,021	615,298
Construction in progress	—	4,132,965
	114,502,898	112,158,470
Less accumulated depreciation	(26,385,190)	(23,565,525)
	88,117,708	88,592,945

Other Assets
Restricted cash	—	59,574
Other intangible assets, net	397,093	415,276
Debt service deposits and other assets	686,438	828,187
Total other assets	1,083,531	1,303,037

Total Assets	$96,308,435	$104,133,924

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2012	2011*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,531,261	$4,572,613
Accounts payable:
Trade accounts payable	1,955,302	2,704,707
Trade accounts payable — related party	—	109,101
Accrued expenses	525,400	421,306
Derivative instruments	148,250	—
Total current liabilities	7,160,213	7,807,727

Long-Term Debt, net of current maturities	41,622,892	46,844,912

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
38,622,107 and 37,208,074 Class A units issued and outstanding at April 30, 2012 and October 31, 2011, respectively	47,380,937	49,508,123
Noncontrolling interest	144,393	(26,838)
Total members’ equity	47,525,330	49,481,285

Total Liabilities and Members’ Equity	$96,308,435	$104,133,924

See Notes to Condensed Consolidated Financial Statements

*         Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,	Three Months Ended April 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$41,186,236	$38,022,811

Cost of Goods Sold
Cost of goods sold	40,083,890	36,034,533
Lower of cost or market adjustment	—	147,812
Total Cost of Goods Sold	40,083,890	36,182,345

Gross Profit	1,102,346	1,840,466

Selling, General, and Administrative Expenses	863,133	768,767

Settlement Expense	900,000	—

Operating Income (Loss)	(660,787)	1,071,699

Other Income (Expense)
Interest income	2,918	7,830
Interest expense	(629,992)	(641,437)
Other income	21,136	582
Total other expense, net	(605,938)	(633,025)

Net Income (Loss)	(1,266,725)	438,674

Net Income Attributable to Noncontrolling Interest	89,620	—

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,356,345)	$438,674

Net Income (Loss) Per Unit - Basic and Diluted	$(0.04)	$0.01

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	30,208,074

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Six Months Ended April 30,	Six Months Ended April 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$80,048,030	$77,221,992

Cost of Goods Sold
Cost of goods sold	78,681,114	71,689,251
Lower of cost or market adjustment	—	466,030
Total Cost of Goods Sold	78,681,114	72,155,281

Gross Profit	1,366,916	5,066,711

Selling, General, and Administrative Expenses	1,713,740	1,464,535

Settlement Expense	900,000	—

Operating Income (Loss)	(1,246,824)	3,602,176

Other Income (Expense)
Interest income	6,858	25,546
Interest expense	(1,289,915)	(1,541,933)
Other income	31,954	29,808
Total other expense, net	(1,251,103)	(1,486,579)

Net Income (Loss)	(2,497,927)	2,115,597

Net Income Attributable to Noncontrolling Interest	171,231	—

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,669,158)	$2,115,597

Net Income (Loss) Per Unit - Basic and Diluted	$(0.07)	$0.07

Weighted Average Units Outstanding - Basic and Diluted	38,396,794	30,208,074

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,	Six Months Ended April 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(2,497,927)	$2,115,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,837,848	2,746,374
Lower of cost or market adjustments	—	466,030
Change in fair value of derivative instruments	122,391	—
Change in operating assets and liabilities:
Restricted cash	(19,743)	(132,629)
Accounts receivable	32,637	(615,603)
Inventory	1,167,254	229,204
Derivative instruments	25,859	(101,388)
Prepaid expenses and other assets	98,056	(340,207)
Accounts payable	(858,506)	(2,659,803)
Accrued expenses	104,094	(262,657)
Accrued loss on forward contracts	—	(395,973)
Net cash provided by operating activities	1,011,963	1,048,945

Investing Activities
Capital expenditures	(1,019,428)	(27,782)
Net cash used in investing activities	(1,019,428)	(27,782)

Financing Activities
Checks written in excess of bank balance	—	(913,492)
Proceeds from line of credit, net	—	2,500,000
Payments of long-term debt	(6,588,372)	(2,533,540)
Release of restricted cash	84,949	166,578
Member contributions	707,017	—
Net cash used in financing activities	(5,796,406)	(780,454)

Net increase (decrease) in cash and equivalents	(5,803,871)	240,709

Cash and Equivalents — Beginning of Period	7,140,573	1,523,318

Cash and Equivalents — End of Period	$1,336,702	$1,764,027

Supplemental Cash Flow Information
Total interest paid	$1,227,654	$1,867,217

Cost of raising capital offset against member contributions	$165,045	$—
Capital expenditures financed with note payable	$1,325,000	$—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

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

Nature of Business

The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota.  In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production.

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

April 30, 2012 (Unaudited)

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

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at April 30, 2012 and October 31, 2011 was approximately $88.1 million and $88.6 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2012 and October 31, 2011; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended April 30, 2012 or October 31, 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and equivalents, restricted certificates of deposit, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the revolving term loan and line of credit approximates the fair value.

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.   The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at April 30, 2012	$46,154,153	$46,154,153
Long-term debt at October 31, 2011	$51,417,525	$51,417,525

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

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

The Company has continued to make changes to operations of the plant, renegotiated with AgStar, and enhanced working capital.  To this end, the Company began converting the plant from a coal-fired ethanol plant to a natural gas plant in October 2011.  This conversion was completed in November 2011.  The Company believes the conversion will reduce production and operating costs, reduce interest costs, and improve operating profitability.  In May 2011, the Company raised an additional $3.5 million from Project Viking, LLC (“Project Viking”) to help finance the natural gas conversion and to improve working capital.  The Company closed on approximately $707,000 of additional equity from existing members in November 2011.

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

3.           UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal year 2011 and the first two quarters of fiscal year 2012.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

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

4.             FAIR VALUE MEASUREMENTS

The following table provides information on those assets measured at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement Using
	April 30, 2012	Level 1	Level 2	Level 3

Commodity derivative instruments	$(148,250)	$(148,250)	$—	$—

The fair value of derivative instruments is based on quoted market prices in active markets. The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis at October 31, 2011.

5.             CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at April 30, 2012.

6.             INVENTORY

Inventory consisted of the following at April 30, 2012 and October 31, 2011:

	April 30,	October 31,
	2012	2011 *
Raw materials	$506,892	$593,761
Work in process	953,368	978,967
Supplies	834,277	840,756
Other grains	302,825	1,351,132
Total	$2,597,362	$3,764,616

*    Derived from audited financial statements

The Company recorded no losses related to inventory for the three and six months ended April 30, 2012.   The Company recorded losses of approximately $15,000 for both the three and six months ended April 30, 2011.  For the three and six months ended April 30, 2011, the Company recorded losses related to forward purchase contracts, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol, the loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $20,000 and $105,000 based on market prices at April 30, 2012 and October 31, 2011, respectively, and is not included in the amounts above.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

7.             DERIVATIVE INSTRUMENTS

As of April 30, 2012, the Company has natural gas derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company, from time to time, enters into corn, ethanol and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn and natural gas purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. As of April 30, 2012, the notional amount of the Company’s outstanding derivative instruments was approximately 350,000 mmbtu that were entered into to hedge forecasted natural gas purchases through August 2012.  The Company had a liability of $148,250 for natural gas derivative instruments at April 30, 2012. The Company had no derivative instruments as of October 31, 2011.

In addition, as of April 30, 2012, the Company had approximately $122,000 of restricted cash related to margin requirements for the Company’s derivative instrument positions.

The following tables provide details regarding the gains and (losses) from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations location	2012	2011
Corn contracts	Cost of goods sold	$219,000	$(26,000)

Ethanol contracts	Revenues	—	(24,000)

Natural gas contracts	Cost of goods sold	(168,000)	—
Totals		$51,000	$(50,000)

	Statement of	Six-Months Ended April 30,
	Operations location	2012	2011
Corn contracts	Cost of goods sold	$226,000	$(192,000)

Ethanol contracts	Revenues	—	(24,000)

Natural gas contracts	Cost of goods sold	(564,000)	—
Totals		$(338,000)	$(216,000)

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

8.             DEBT FINANCING

Debt financing consists of the following:

	April 30,	October 31,
	2012	2011*
Term note payable to lending institution, see terms below	$38,208,584	$39,747,497

Revolving term note to lending institution, see terms below	1,864,561	6,864,561

Assessments payable	3,156,503	3,170,517

Notes payable to electrical company	670,992	883,340

Equipment note	—	13,860

Equipment note, see terms below	1,279,274

Construction note payable	974,239	737,750

Total	46,154,153	51,417,525

Less amounts due on demand or within one year	4,531,261	4,572,613

Net long term debt	$41,622,892	$46,844,912

*      Derived from audited financial statements

Term Note

The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  The Company was in compliance with the covenants of its master loan agreement with AgStar at April 30, 2012.  We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met during fiscal year 2012, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

Revolving Term Note

The Company has obtained a five-year term revolving loan commitment in the amount of $8,008,689 until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.  The Company has a $600,000 outstanding standby letter of credit at April 30, 2012, which reduces the amounts available.

Construction Note Payable

The Company has a construction note payable to a financial institution, through its ownership in Agrinatural, in the amount of $1,000,000. This note was converted to a three year term loan in March 2012 with monthly payment of approximately $30,000 including interest at 5.29% until maturity in April 2015.  The note is secured by assets of Agrinatural.

Estimated maturities of long-term debt at April 30, 2012 are as follows based on the most recent debt agreement:

2012	$4,531,261
2013	4,553,935
2014	5,186,293
2015	4,664,023
2016	25,577,941
After 2016	1,640,580

Total long-term debt	$46,154,153

Equipment Note Payable

The Company has a note payable from a vendor related its recent addition of corn oil separation equipment in the amount of $1,325,000. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment as noted in the agreement.  The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the equipment.

9.             LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the six months ended April 30, 2012 and 2011 was approximately $926,000 and $936,000, respectively.

At April 30, 2012, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,610,467
2013	1,576,092
2014	869,467
2015	833,280
2016	831,880
Thereafter	277,200

Total lease commitments	$5,998,386

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

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

On December 16, 2010, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency (“MPCA”) to resolve a notice of violation issued by the MPCA in March 2008 that alleged violations of certain rules, statutes, and permit conditions, including emission violations and reporting violations.  Under the stipulation agreement, the Company agreed to pay a civil penalty and complete other corrective actions.  On April 12, 2012, the Company received a letter from the MPCA acknowledging that the Company had completed all the corrective action requirements described in the stipulation agreement and the stipulation agreement was therefore terminated effective as of the date of the letter.

Coal Contract Termination Dispute and Settlement

Following conversion by the Company from coal to natural gas as its primary fuel, and specifically in late October 2011, the Company received correspondence from its coal supplier, Cloud Peak Energy Logistics LLC, formerly known as Northern Coal Transportation Company (“Cloud Peak”), claiming that there was a “shortfall” in the Company’s coal purchases.

On April 30, 2012, after a series of negotiations, the Company and Cloud Peak entered into a Confidential Settlement Agreement and Mutual Release (“Settlement Agreement”) to resolve all claims related to the coal contract dispute.  Under the terms of the Settlement Agreement, the Company made a one-time cash payment to Cloud Peak in the amount of $900,000 (the “Settlement Payment”), which was received by Cloud Peak on May 2, 2012.  The Settlement Agreement also contains a 91-day delay period beginning on May 2, 2012 and ending on August 1, 2012 (the “Delay Period”).  If neither the Company or Cloud Peak files a voluntary petition in bankruptcy or has an involuntary bankruptcy petition filed against it during the Delay Period, the Master Coal Purchase and Sales Agreement between the parties will be terminated effective as of August 1, 2012 and both parties will file an appropriate dismissal with prejudice of the pending legal actions related to the dispute within five business days following expiration of the Delay Period.  The Company and Cloud Peak each filed a Motion to Stay the pending legal actions in the respective jurisdictions for the length of the Delay Period.

In general, the parties agreed that the terms and conditions of the Settlement Agreement are confidential, subject to public reporting company obligations and applicable accounting rules and principles.  Accordingly, no party (including board members, officers or other representatives of the parties with knowledge of the terms of the Settlement Agreement) is permitted to discuss or otherwise disclose such confidential information, except as required by law or pursuant to such public reporting company obligations and applicable accounting rules and principles.

Forward Contracts

The Company has natural gas agreements with a minimum commitment of approximately 1.9 million MMBTU per year until October 31, 2014.

11.          MEMBERS’ EQUITY

On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were required to deposit $.125 per unit into an escrow account that was to be held to guarantee a portion of the debt of Agrinatural.  Amounts collected related to this guarantee were subsequently returned.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2012 (Unaudited)

12.                               RELATED PARTY TRANSACTIONS

The Company did not purchase any corn directly from members during the three and six months ended April 30, 2012.  The Company’s purchases of corn from members totaled approximately $15.0 and $24.8 million during the three and six months ended April 30, 2011.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and six month periods ended April 30, 2012 and 2011. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the six months ended April 30, 2012.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2011 and continuing into fiscal 2012, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand will result in corn prices above historic averages.  During the second quarter of fiscal year 2012 ended April 30, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $2.11 to $2.36 per gallon; our average sales price was $2.09 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.00 to a high of $6.79 per bushel; our average purchase price was $6.31 per bushel, with basis.

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

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2011. At April 30, 2012, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$41,186,236	100.0	$38,022,811	100.0

Cost of Goods Sold
Cost of goods sold	40,083,890	97.3	36,034,533	94.8
Lower of cost or market adjustment	—	0.0	147,812	0.4
Total Cost of Goods Sold	40,083,890	97.3	36,182,345	95.2

Gross Profit	1,102,346	2.7	1,840,466	4.8

Operating Expenses	(863,133)	(2.1)	(768,767)	(2.0)

Settlement Expense	(900,000)	(2.2)	—	0.0

Operating Income (Loss)	(660,787)	(1.6)	1,071,699	2.8

Other Expense, net	(605,938)	(1.5)	(633,025)	(1.6)

Net Income (Loss)	(1,266,725)	(3.1)	438,674	1.2

Net Income Attributable to Noncontrolling Interest	(89,620)	(0.2)	—	0.0

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,356,345)	(3.3)	$438,674	1.2

Revenues

Revenues increased 8% for the quarter ended April 30, 2012 as compared to the quarter ended April 30, 2011. Net ethanol revenues during the quarter ended April 30, 2012, were approximately $31.3 million, representing 76% of our sales, compared to approximately $30.6 million during the quarter ended April 30, 2011, representing approximately 81% of our sales. The increase in ethanol revenue was primarily a result of a 17% increase in the gallons of ethanol sold in the quarter ended April 30, 2012, as compared to the quarter ended April 30, 2011, which more than offset the 13% decrease in the average price per gallon sold.  There were no ethanol derivative gains or losses during the quarter ended April 30, 2012.  We had losses of approximately $24,000 related to ethanol derivatives for the quarter ended April 30, 2011.

Total sales of DGS during the quarter ended April 30, 2012 were approximately $7.6 million comprising 18% of our revenues. DGS sales during the quarter ended April 30, 2011 were $6.2 million or 16% of revenues. The average DGS price increased 5% for the quarter ended April 30, 2012 as compared to the quarter ended April 30, 2011.  The remaining percentage of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); coal and natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn, including lower of cost or market adjustments, increased approximately 11% in the quarter ended April 30, 2012 as compared to the quarter ended April 30, 2011.  Cost of goods sold includes lower of cost or market adjustments of approximately $148,000 for the three months ended April 30, 2011, which related to forward purchase contracts where the fixed price was more than the estimated realizable value.  We had a gain related to corn derivative instruments of approximately $219,000 and a loss of approximately $26,000 for the quarters ended April 30, 2012 and 2011, respectively.  We had losses related to natural gas derivative instruments of approximately $168,000 for the quarter ended April 30, 2012.  We had a decreased gross margin in the second quarter of fiscal 2012 as compared to second quarter of fiscal 2011 due to the 2% increase in the price per bushel of corn purchased along with the 13% decrease in average price per gallon sold.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We may use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2012, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related commodity purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 4.3% of total revenues for the three months ended April 30, 2012 and 2.0% of total revenues for the three months ended April 30, 2011.  These expenses generally do not vary with the level of production at the plant.  The increase in the current period included additional costs related to settlement of our coal contract dispute of approximately $900,000.

The conversion of the plant to a natural gas fired plant is believed to produce cost savings and improved efficiencies for the Company in a number of ways.  We believe the operating costs of a coal fired plant are higher than a natural gas fired plant for items such as chemical costs and supplies, repairs and maintenance, and permitting costs.  We experienced more down time related to maintenance work that we believe will be reduced by using natural gas.  While coal power provided a cost advantage when we initially made the decision to build the plant, we believe current low natural gas prices will provide a more competitive fuel source in the future and will provide operating efficiencies and cost savings going forward.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down approximately 5% for the three months ended April 30, 2012 as compared to the three months ended April 30, 2011, is dependent on the balances outstanding and on interest rates.

Results of Operations for the Six Months Ended April 30, 2012 and 2011

The following table shows summary information from our Statement of Operations for the six months ended April 30, 2012 and April 30, 2011.

	Six Months Ended April 30, 2012		Six Months Ended April 30, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$80,048,030	100.0	$77,221,992	100.0

Cost of Goods Sold
Cost of goods sold	78,681,114	98.3	71,689,251	92.8
Lower of cost or market adjustment	—	0.0	466,030	0.6
Total Cost of Goods Sold	78,681,114	98.3	72,155,281	93.4

Gross Profit	1,366,916	1.7	5,066,711	6.6

Operating Expenses	(1,713,740)	(2.1)	(1,464,535)	(1.9)

Settlement Expense	(900,000)	(1.2)	—	0.0

Operating Income (Loss)	(1,246,824)	(1.6)	3,602,176	4.7

Other Expense, net	(1,251,103)	(1.5)	(1,486,579)	(2.0)

Net Income (Loss)	(2,497,927)	(3.1)	2,115,597	2.7

Net Income Attributable to Noncontrolling Interest	(171,231)	(0.2)	—	0.0

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,669,158)	(3.3)	$2,115,597	2.7

Revenues

Revenues increased 4% for the six months ended April 30, 2012 as compared to the six months ended April 30, 2011. Net ethanol revenues during the six months ended April 30, 2012 were approximately $63.1 million, representing 79% of our sales, compared to approximately $62.8 million during the six months ended April 30, 2011, representing 81% of our sales. The increase in ethanol revenue was a result of a 7% increase in the gallons of ethanol sold period to period, which more than offset the 6% decrease in the average price per gallon of ethanol.  There were no ethanol derivative gains or losses during the six months ended April 30, 2012.  We had losses of approximately $24,000 related to ethanol derivatives for the six months ended April 30, 2011.

Total sales of DGS during the six months ended April 30, 2012 were approximately $14.2 million comprising 18% of our sales. DGS sales during the six months ended April 30, 2011 were $11.4 million or 15% of sales. The average DGS price increased 15% for the six months ended April 30, 2012 as compared to the six months ended April 30, 2011. DDGS tonnage sales increased by 4% for the six months ended April 30, 2012 as compared to the six months ended April 30, 2011 due to a decrease in modified DGS produced.  The remaining percent of revenues is made up of incidental sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 98.3% and 93.4% for the six months ended April 30, 2012 and April 30, 2011, respectively. The per bushel cost of corn, including lower of cost or market adjustments,  increased approximately 11% in the six months ended April 30, 2012 as compared to the six months ended April 30, 2011. This increase caused the increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $466,000 for the six months ended April 30, 2011, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had a gain related to corn derivative instruments of approximately $226,000 and a loss of approximately $192,000 for the six months ended April 30, 2012 and 2011, respectively. We had losses related to natural gas derivative instruments of approximately $564,000 for the six months ended April 30, 2012.  Our gross profit margin for the six months ended April 30, 2012 decreased to 1.7% from 6.4% for the six months ended April 30, 2011. We had a lower gross margin in the first two quarters of fiscal 2012 as compared to the first two quarters of fiscal 2011 because the 6% decrease in ethanol prices along with the 11% increase in cost of corn, including lower of cost or market adjustments.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. At April 30, 2012, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 3.3% of total revenues for the six months ended April 30, 2012 and 1.9% of total revenues for the six months ended April 30, 2011.  These expenses generally do not vary with the level of production at the plant.  The increase in the current period included additional costs related to settlement of our coal contract dispute of approximately $900,000.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down for the six months ended April 30, 2012 approximately 18% as compared to the six months ended April 30, 2011, is dependent on the balances outstanding and on interest rate fluctuations.  For the six months ended April 30, 2012, debt balances were down approximately 12% as compared to the six months ended April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2012, we had cash and cash equivalents (other than restricted cash) of approximately $1.3 million, current assets of approximately $7.1 million and total assets of approximately $96.3 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at April 30, 2012 was $40.1 million, consisting of $38.2 million under the term note and $1.9 million under the revolving term note.  Our revolving term note allows borrowing up to $8.0 million subject to letters of credit outstanding.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  We were in compliance with the covenants of our master loan agreement with AgStar at April 30, 2012.  We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met during fiscal year 2012, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

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

We raised $3.5 million in equity in fiscal 2011 and approximately another $700,000 in November 2011.  On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were also required to deposit $.125 per unit into an escrow account that will be held to guarantee any potential debt of Agrinatural, but was subsequently returned after the construction was complete.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.  The Company also collected approximately $177,000 related to the debt guarantee of the Agrinatural debt.  The purchase price, percentage limitation and offering period were determined to comply with the terms of the May 2011 Subscription Agreement between the Company and Project Viking.  At that time, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units.  These units sold to Project Viking were subsequently converted to Class A units.  Project Viking agreed to guarantee up to $1 million of Agrinatural’s debt as part of its investment.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the six months ended April 30, 2012, the Company paid long term debt of approximately $5.3 million as described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended April 30
	2012	2011
Net cash provided by operating activities	$1,011,963	$1,048,945
Net cash used in investing activities	(1,019,428)	(27,782)
Net cash used in financing activities	(5,796,406)	(780,454)
Net increase (decrease) in cash and equivalents	$(5,803,871)	$240,709

During the six months ended April 30, 2012, we provided approximately $1.0 million in cash from operating activities. This consists primarily of the net loss of $2.5 million plus non-cash expenses including depreciation and amortization of $2.8 million, decreasing inventory by $1.2 million, partially offset by a decrease in accounts payable by $0.9 million.  The additional costs related to settlement of our coal contract dispute are also included of approximately $900,000.

During the six months ended April 30, 2011, we provided approximately $1.0 million in cash from operating activities. This consists primarily of generating net income of $2.1 million plus non-cash expenses including depreciation and amortization of $2.7 million and lower of cost or market adjustments of $0.5 million offset by decreasing accounts payables by $2.7 million and increasing accounts receivable by $0.6 million. The changes in our working capital occurred due to the timing of payments to our vendors for corn, particularly around January 31, 2011, as well as the size and timing of shipments of ethanol and distiller grain as the load out can be sizable.

During the six months ended April 30, 2012, we used approximately $1.0 million for investing activities to pay for capital expenditures.  This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline. During the six months ended April 30, 2012, we used approximately $5.8 million from financing activities consisting primarily of payments on long-term debt.  We also raised an additional $707,000 of equity.

During the six months ended April 30, 2011, we used approximately $28,000 for investing activities to pay for capital expenditures. During the six months ended April 30, 2011, we used approximately $780,000 for financing activities consisting primarily of payments for checks in excess of cash and on long-term debt.

Outlook

Ethanol prices have been very volatile over the past six months, and we expect to see that continue throughout 2012.  There are many factors that will continue that volatility of prices through 2012, including the amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of June 1, 2012, the EIA reported that ethanol production for the week was 265.8 million gallons, or a 13.86 billion gallon annualized rate.  Current ethanol inventory stocks are at 890 million gallons, or about 22 days of production.

Prices for DGS are also affected by a number of factors beyond our control such as the supply of and demand for DGS as animal feed, prices of competing feeds, and perceptions of nutritional value of DGS as compared to those of competing feeds. We believe that current market prices for DGS can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers’ grains, and the supply of distillers’ grains remains relatively stable. On the other hand, if competing commodity price values retreat and DGS supplies increase due to growth in the ethanol industry, DGS prices may decline.

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus corn prices.  The volatility is also a result of less than trend line yields in the U.S. the last two years, thus impacting the corn supply.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s May 14, 2012 Feed Outlook Report projects U.S. corn prices to average between $5.95 and $6.25 per bushel for the 2011-2012 crop year.  The USDA May 10, 2012 Outlook Forum estimated that 95.9 million acres of corn will be planted in 2012 with an estimated yield of 166 bushels per acre.

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

We are also subject to market risk on the selling prices of our distillers’ grains. These prices fluctuate seasonally when the price of corn or other cattle feed alternatives fluctuate in price.

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the second quarter of fiscal year 2012 ended April 30, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $2.11 to $2.36 per gallon; our average sales price was $2.09 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.00 to a high of $6.79 per bushel; our average purchase price was $6.31 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of April 30, 2012, we had $21.0 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $210,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under our master loan agreement with AgStar, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at April 30, 2012 was $40.1 million, consisting of $38.2 million under the term note and $1.9 million under the revolving term note.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth.  It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

We were in compliance with the covenants of our master loan agreement with AgStar at April 30, 2012.  We are attempting to improve various aspects of our business in order to avoid any future covenant violations and events of default. There can be no assurance that our business and financial performance will improve, that any improvements will be sustained or that any improvements will result in our compliance with covenants. Further, there is no assurance that we will be able to obtain any additional working capital on terms favorable to us, if at all. Even if we obtain additional capital, the amounts we raise may not be sufficient to avoid future covenant violations and events of default.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2012	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2012	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer (Principal Accounting and Financial Officer)