Form 10-Q
period 2012-07-31
Heron Lake BioEnergy, LLC
filed 2012-09-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2012

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

As of September 14, 2012, there were 38,622,107 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011*
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$1,683,127	$7,140,573
Restricted cash	152,956	367,012
Restricted certificates of deposit	650,000	650,000
Accounts receivable	859,061	1,378,220
Inventory	2,781,102	3,764,616
Prepaid expenses	690,736	937,521
Total current assets	6,816,982	14,237,942

Property, Plant, and Equipment
Land and improvements	12,252,091	12,265,434
Plant buildings and equipment	100,536,472	94,509,719
Vehicles and other equipment	637,619	635,054
Office buildings and equipment	621,721	615,298
Construction in progress	—	4,132,965
	114,047,903	112,158,470
Less accumulated depreciation	(27,816,137)	(23,565,525)
	86,231,766	88,592,945

Other Assets
Restricted cash	—	59,574
Other intangible assets, net	388,001	415,276
Debt service deposits and other assets	686,438	828,187
Total other assets	1,074,439	1,303,037

Total Assets	$94,123,187	$104,133,924

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011*
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,531,844	$4,572,613
Accounts payable:
Trade accounts payable	803,026	2,704,707
Trade accounts payable — related party	—	109,101
Accrued expenses	394,853	421,306
Total current liabilities	5,729,723	7,807,727

Long-Term Debt, net of current maturities	41,335,321	46,844,912

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
38,622,107 and 37,208,074 Class A units issued and outstanding at July 31, 2012 and October 31, 2011, respectively	46,911,196	49,508,123
Noncontrolling interest	146,947	(26,838)
Total members’ equity	47,058,143	49,481,285

Total Liabilities and Members’ Equity	$94,123,187	$104,133,924

See Notes to Condensed Consolidated Financial Statements

*        Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,	Three Months Ended July 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$40,971,734	$43,013,930

Cost of Goods Sold
Cost of goods sold	39,987,071	41,199,270
Lower of cost or market adjustment	—	1,125,780
Total Cost of Goods Sold	39,987,071	42,325,050

Gross Profit	984,663	688,880

Selling, General, and Administrative Expenses	714,906	871,355

Operating Income (Loss)	269,757	(182,475)

Other Income (Expense)
Interest income	2,441	6,530
Interest expense	(653,663)	(567,529)
Other income	2,182	737
Total other expense, net	(649,040)	(560,262)

Net Loss	(379,283)	(742,737)

Net Income Attributable to Noncontrolling Interest	(87,289)	17,847

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(466,572)	$(724,890)

Net Loss Per Unit - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	35,838,509

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$121,019,764	$120,235,922

Cost of Goods Sold
Cost of goods sold	118,668,185	112,888,521
Lower of cost or market adjustment	—	1,591,810
Total Cost of Goods Sold	118,668,185	114,480,331

Gross Profit	2,351,579	5,755,591

Selling, General, and Administrative Expenses	2,428,646	2,335,890

Settlement Expense	900,000	—

Operating Income (Loss)	(977,067)	3,419,701

Other Income (Expense)
Interest income	9,299	32,076
Interest expense	(1,943,578)	(2,109,462)
Other income, net	34,136	30,545
Total other expense, net	(1,900,143)	(2,046,841)

Net Income (Loss)	(2,877,210)	1,372,860

Net (Income) Loss Attributable to Noncontrolling Interest	(258,520)	17,847

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(3,135,730)	$1,390,707

Net Income (Loss) Per Unit - Basic and Diluted	$(0.08)	$0.04

Weighted Average Units Outstanding - Basic and Diluted	38,472,447	32,105,510

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$(2,877,210)	$1,372,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,277,887	4,118,312
Lower of cost or market adjustments	—	1,591,810
Change in fair value of derivative instruments	—	2,200
Change in operating assets and liabilities:
Restricted cash	16,000	(369,255)
Accounts receivable	1,073,736	(1,494,116)
Inventory	983,514	1,017,717
Derivative instruments	—	(153,838)
Prepaid expenses and other assets	223,489	(271,953)
Accounts payable	(2,010,782)	(1,058,350)
Accrued expenses	(38,260)	(485,219)
Accrued loss on forward contracts	—	(1,193,654)
Net cash provided by operating activities	1,648,374	3,076,514

Investing Activities
Capital expenditures	(2,444,010)	(2,578,383)
Net cash used in investing activities	(2,444,010)	(2,578,383)

Financing Activities
Checks written in excess of bank balance	—	(913,492)
Proceeds from line of credit, net	—	2,500,000
Payments of long-term debt	(5,550,360)	(2,880,708)
Release of restricted cash	257,630	251,049
Member contributions	707,017	3,500,000
Cost of raising capital	(3,169)
Distributions to Noncontrolling Interest	(72,928)	—
Noncontrolling interest investment	—	1,000
Net cash provided by (used) in financing activities	(4,661,810)	2,457,849

Net increase (decrease) in cash and equivalents	(5,457,446)	2,955,980

Cash and Equivalents — Beginning of Period	7,140,573	1,523,318

Cash and Equivalents — End of Period	$1,683,127	$4,479,298
Supplemental Cash Flow Information
Total interest paid	$1,933,499	$2,594,217

Cost of raising capital offset against member contributions	$165,045	$—

Capital expenditures financed with note payable	$1,325,000	$—

Energy efficiency rebate receivable	$554,577	$—

Distribution to noncontrolling interest in accrued expenses	$11,807	$—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

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

July 31, 2012 (Unaudited)

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

The Company’s ethanol production plant has a stated capacity of 50 million gallons per year.  The carrying value of the Company’s facilities at July 31, 2012 and October 31, 2011 was approximately $86.2 million and $88.6 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at July 31, 2012 and October 31, 2011; therefore, no impairment loss was indicated or recognized. In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended July 31, 2012 or October 31, 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company estimates the fair value of debt based on the difference between the market interest rate and the stated interest rate of the debt.  The carrying amount and the fair value of long-term debt are as follows:

	Carrying Amount	Fair Value

Long-term debt at July 31, 2012	$45,867,165	$45,867,165
Long-term debt at October 31, 2011	$51,417,525	$51,417,525

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

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

2.                                  GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance.  The Company has had instances of unwaived debt covenant violations and had been operating under forbearance agreements with AgStar Financial Services, PCA (“AgStar”) and anticipate that we may violate covenants within the next year.  In addition, the Company’s working capital was at a lower level than desired.  These conditions contributed to the long-term debt with AgStar being classified as current in previously filed financial statements.  These factors and the continued volatile commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

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

In September 2011, the Company entered into a restructured loan agreement with AgStar that superseded and replaced past loan agreements with AgStar including the forbearance agreements.  This restructured loan agreement extends the maturity date of the Company’s long-term debt, maintains and extends the existing available balance on the revolving portion of the long-term debt, and allowed the Company to reclassify the debt to long-term.  As part of this restructured loan agreement, the Company repaid the revolving line of credit with AgStar in September 2011.  The repayment of the revolving line of credit was done as part of the change in ethanol and distillers marketers to Gavilon, LLC (“Gavilon”) in September 2011.  In addition to assuming responsibility for marketing the ethanol and distillers products for the Company, Gavilon assists the Company with certain risk management activities.

While the Company believes these changes will improve the operating performance of the plant, provide additional working capital, and reduce the effects on our plant of volatility in the industry, it is not yet certain as to whether these efforts and changes will be successful.

3.                                  UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions such as what the Company experienced during fiscal year 2011 and the first three quarters of fiscal year 2012.  These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 85% of total revenues and corn costs average 75% - 85% of cost of goods sold.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

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

4.                                      FAIR VALUE MEASUREMENTS

The fair value of derivative instruments is based on quoted market prices in active markets.  The Company had no assets or liabilities measured at fair value on a recurring or nonrecurring basis at July 31, 2012 and October 31, 2011.

5.                                      CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at July 31, 2012.

6.                                      INVENTORY

Inventory consisted of the following at July 31, 2012 and October 31, 2011:

	July 31,	October 31,
	2012	2011 *
Raw materials	$520,629	$593,761
Work in process	1,342,337	978,967
Supplies	834,277	840,756
Other grains	83,859	1,351,132
Total	$2,781,102	$3,764,616

*    Derived from audited financial statements

The Company recorded no losses related to inventory for the three and nine months ended July 31, 2012.  The Company recorded losses of approximately $15,000 for both the three and nine months ended July 31, 2011.  For the three and nine months ended July 31, 2011, the Company recorded losses related to forward purchase contracts, where the market value was less than the cost basis, attributable primarily to decreases in market prices of corn and ethanol, the loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers.  The value of these inventories owned by others is approximately $13,000 and $105,000 based on market prices at July 31, 2012 and October 31, 2011, respectively, and is not included in the amounts above.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

7.                                      DERIVATIVE INSTRUMENTS

As of July 31, 2012, the Company has no derivative instruments, which are required to be recorded as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

The Company, from time to time, enters into corn, ethanol and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn and natural gas purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company’s purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.  The Company had no derivative instruments as of July 31, 2012 and October 31, 2011.

The following tables provide details regarding the gains (losses) from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations location	2012	2011
Corn contracts	Cost of goods sold	$862,000	$(448,000)

Ethanol contracts	Revenues	—	—

Natural gas contracts	Cost of goods sold	119,000	—
Totals		$981,000	$(448,000)

	Statement of	Nine-Months Ended July 31,
	Operations location	2012	2011
Corn contracts	Cost of goods sold	$1,088,000	$256,000

Ethanol contracts	Revenues	—	(24,000)

Natural gas contracts	Cost of goods sold	(446,000)	—
Totals		$642,000	$232,000

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

8.                                      DEBT FINANCING

Debt financing consists of the following:

	July 31,	October 31,
	2012	2011*
Term note payable to lending institution, see terms below	$37,423,535	$39,747,497

Revolving term note to lending institution, see terms below	2,764,561	6,864,561

Assessments payable	3,040,501	3,170,517

Notes payable to electrical company	564,325	883,340

Equipment note	—	13,860

Equipment note, see terms below	1,176,514	—

Construction note payable	897,729	737,750

Total	45,867,165	51,417,525

Less amounts due on demand or within one year	4,531,844	4,572,613

Net long term debt	$41,335,321	$46,844,912

*    Derived from audited financial statements

Term Note

The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  The Company was in compliance with the covenants of its master loan agreement with AgStar at July 31, 2012.  We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met during fiscal year 2012, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

Revolving Term Note

The Company has obtained a five-year term revolving loan commitment in the amount of $8,008,689 until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016.  The Company has a $600,000 outstanding standby letter of credit at July 31, 2012, which reduces the amounts available.

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

Estimated maturities of long-term debt at July 31, 2012 are as follows based on the most recent debt agreement:

2012	$4,531,844
2013	4,494,854
2014	5,035,405
2015	4,715,634
2016	25,480,478
After 2016	1,608,950

Total long-term debt	$45,867,165

9.                                      LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for the nine months ended July 31, 2012 and 2011 was approximately $1,600,000 and $1,400,000, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited)

At July 31, 2012, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2012	$1,589,842
2013	1,412,842
2014	847,014
2015	833,140
2016	831,600
Thereafter	69,300

Total lease commitments	$5,583,738

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

On April 30, 2012, after a series of negotiations, the Company and Cloud Peak entered into a Confidential Settlement Agreement and Mutual Release (“Settlement Agreement”) to resolve all claims related to the coal contract dispute.  Under the terms of the Settlement Agreement, the Company made a one-time cash payment to Cloud Peak in the amount of $900,000 (the “Settlement Payment”), which was received by Cloud Peak on May 2, 2012.  The Settlement Agreement also contained a 91-day delay period beginning on May 2, 2012 and ending on August 1, 2012 (the “Delay Period”).  If neither the Company or Cloud Peak filed a voluntary petition in bankruptcy or has an involuntary bankruptcy petition filed against it during the Delay Period, the Master Coal Purchase and Sales Agreement between the parties would be terminated effective as of August 1, 2012 and both parties would file an appropriate dismissal with prejudice of the pending legal actions related to the dispute within five business days following expiration of the Delay Period.  There was no bankruptcy event during the Delay Period.  Accordingly, the Company and Cloud Peak filed a joint stipulation of dismissal with prejudice with the respective courts and the respective courts have issued an order of dismissal.

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

July 31, 2012 (Unaudited)

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

12.                               RELATED PARTY TRANSACTIONS

The Company did not purchase any corn directly from members during the three and nine months ended July 31, 2012.  The Company’s purchases of corn from members totaled approximately $22.7 and $47.5 million during the three and nine months ended July 31, 2011.

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

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month and nine month periods ended July 31, 2012 and 2011. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the nine months ended July 31, 2012.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2011 and continuing into fiscal 2012, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand combined with a decreased supply due to drought conditions throughout most of the United States, will result in corn prices above historic averages.  During the third quarter of fiscal year 2012 ended July 31, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $1.97 to $2.76 per gallon; our average sales price was $2.12 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.51 to a high of $8.28 per bushel; our average purchase price was $6.81 per bushel, with basis.

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

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2011. At July 31, 2012, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended July 31, 2012 and 2011.

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$40,971,734	100.0	$43,013,930	100.0

Cost of Goods Sold
Cost of goods sold	39,987,071	97.6	41,199,270	95.8
Lower of cost or market adjustment	—	0.0	1,125,780	2.6
Total Cost of Goods Sold	39,987,071	97.6	42,325,050	98.4

Gross Profit	984,663	2.4	688,880	1.6

Operating Expenses	(714,906)	(1.7)	(871,355)	(2.0)

Operating Income (Loss)	269,757	0.7	(182,475)	(0.4)

Other Expense, net	(649,040)	(1.6)	(560,262)	(1.3)

Net Loss	(379,283)	(0.9)	(742,737)	(1.7)

Net Income Attributable to Noncontrolling Interest	(87,289)	(0.2)	17,847	0.0

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(466,572)	(1.1)	$(724,890)	(1.7)

Revenues

Revenues decreased 5% for the quarter ended July 31, 2012 as compared to the quarter ended July 31, 2011. Net ethanol revenues during the quarter ended July 31, 2012, were approximately $31.0 million, representing 76% of our sales, compared to approximately $35.3 million during the quarter ended July 31, 2011, representing approximately 82% of our sales. The decrease in ethanol revenue was primarily a result of an 18% decrease in the average price per gallon sold in the quarter ended July 31, 2012, as compared to the quarter ended July 31, 2011, which more than offset the 7% increase in the gallons of ethanol sold during the quarter ended July 31, 2012.  There were no ethanol derivative gains or losses during the quarters ended July 31, 2012 and 2011.

Total sales of DGS during the quarter ended July 31, 2012 were approximately $8.1 million comprising 20% of our revenues. DGS sales during the quarter ended July 31, 2011 were $6.8 million or 16% of revenues. The average DGS price increased 19% for the quarter ended July 31, 2012 as compared to the quarter ended July 31, 2011.  The remaining percentage of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); coal and natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn, including lower of cost or market adjustments, decreased approximately 5% in the quarter ended July 31, 2012 as compared to the quarter ended July 31, 2011.  Cost of goods sold includes lower of cost or market adjustments of approximately $1,126,000 for the three months ended July 31, 2011, which related to forward purchase contracts where the fixed price was more than the estimated realizable value.  We had a gain related to corn derivative instruments of approximately $862,000 and a loss of approximately $448,000 for the quarters ended July 31, 2012 and 2011, respectively.  We had a gain related to natural gas derivative instruments of approximately $119,000 for the quarter ended July 31, 2012.  We had a decreased gross margin in the third quarter of fiscal 2012 as compared to third quarter of fiscal 2011 due primarily to the increased corn derivative gains in 2012 and the lower of cost or market adjustments incurred in 2011.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We may use futures and option contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. During the quarter ended July 31, 2012, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as a gain or loss. As a result, gains or losses on derivative instruments do not necessarily coincide with the related commodity purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses generally do not vary with the level of production at the plant.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up approximately 15% for the three months ended July 31, 2012 as compared to the three months ended July 31, 2011, is dependent on the balances outstanding and on interest rates.  The interest rate on loans with AgStar were higher in 2012 than in 2011 after the changes made in September 2011.

Results of Operations for the Nine Months Ended July 31, 2012 and 2011

The following table shows summary information from our Statement of Operations for the nine months ended July 31, 2012 and 2011.

	Nine Months Ended July 31, 2012		Nine Months Ended July 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$121,019,764	100.0	$120,235,922	100.0

Cost of Goods Sold
Cost of goods sold	118,668,185	98.1	112,888,521	93.9
Lower of cost or market adjustment	—	0.0	1,591,810	1.3
Total Cost of Goods Sold	118,668,185	98.1	114,480,331	95.2

Gross Profit	2,351,579	1.9	5,755,591	4.8

Operating Expenses	(2,428,646)	(2.0)	(2,335,890)	(1.9)

Settlement Expense	(900,000)	(0.7)	—	0.0

Operating Income (Loss)	(977,067)	(0.8)	3,419,701	2.9

Other Expense, net	(1,900,143)	(1.6)	(2,046,841)	(1.7)

Net Income (Loss)	(2,877,210)	(2.4)	1,372,860	1.2

Net Income Attributable to Noncontrolling Interest	(258,520)	(0.2)	17,847	0.0

Net Income (Loss) Attributable to Heron Lake Bioenergy, LLC	$(3,135,730)	(2.6)	$1,390,707	1.2

Revenues

Revenues increased 1% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. Net ethanol revenues during the nine months ended July 31, 2012 were approximately $94.1 million, representing 78% of our sales, compared to approximately $98.1 million during the nine months ended July 31, 2011, representing 82% of our sales. The decrease in ethanol revenue was a result of a 10% decrease in the average price per gallon of ethanol period to period, which was not offset enough by a 7% increase in the gallons of ethanol sold.  There were no ethanol derivative gains or losses during the nine months ended July 31, 2012.  We had losses of approximately $24,000 related to ethanol derivatives for the nine months ended July 31, 2011.

Total sales of DGS during the nine months ended July 31, 2012 were approximately $22.3 million comprising 18% of our sales. DGS sales during the nine months ended July 31, 2011 were $18.2 million or 15% of sales. The average DGS price increased 17% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. DDGS tonnage sales increased by 4% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011 due to a decrease in modified DGS produced.  The remaining percent of revenues is made up of incidental sales.

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

Our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues were 98.1% and 95.2% for the nine months ended July 31, 2012 and July 31, 2011, respectively. The per bushel cost of corn, including lower of cost or market adjustments, increased approximately 4% in the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. This increase caused the increase in the cost of goods sold as a percent of revenues. Cost of goods sold also includes lower of cost or market adjustments of approximately $1,592,000 for the nine months ended July 31, 2011, which related to forward purchase contracts and inventory where the fixed price was more than the estimated realizable value.  We had a gains related to corn derivative instruments of approximately $1,088,000 and $256,000 for the nine months ended July 31, 2012 and 2011, respectively. We had losses related to natural gas derivative instruments of approximately $446,000 for the nine months ended July 31, 2012.  Our gross profit margin for the nine months ended July 31, 2012 decreased to 1.9% from 4.8% for the nine months ended July 31, 2011. We had a lower gross margin in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 because the 10% decrease in ethanol prices along with the 4% increase in cost of corn, including lower of cost or market adjustments.

The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors which are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and option contracts to minimize our exposure to movements in corn and ethanol prices, but there is no assurance that these hedging strategies will be effective. During the nine months ended July 31, 2012, none of our contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our revenue and costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in our statement of operations. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. These expenses represented 2.7% of total revenues for the nine months ended July 31, 2012 and 1.9% of total revenues for the nine months ended July 31, 2011.  These expenses generally do not vary with the level of production at the plant.  The increase in the current period included additional costs related to settlement of our coal contract dispute of approximately $900,000.

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

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down for the nine months ended July 31, 2012 approximately 8% as compared to the nine months ended July 31, 2011, is dependent on the balances outstanding and on interest rate fluctuations.  For the nine months ended July 31, 2012, debt balances were down approximately 12% as compared to the nine months ended July 31, 2011.  The decrease was offset by increased interest rates on AgStar loans after changes made in September 2011.

Liquidity and Capital Resources

As of July 31, 2012, we had cash and cash equivalents (other than restricted cash) of approximately $1.7 million, current assets of approximately $6.9 million and total assets of approximately $94.1 million.

Our principal sources of liquidity consist of cash provided by operations, cash and cash equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at July 31, 2012 was $40.2 million, consisting of $37.4 million under the term note and $2.8 million under the revolving term note.  Our revolving term note allows borrowing up to $8.0 million subject to letters of credit outstanding.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  We were in compliance with the covenants of our master loan agreement with AgStar at July 31, 2012.  We anticipate that one or more of our covenants under the master loan agreement with AgStar will not be met during fiscal year 2012, without an amendment to the covenants, improved financial performance, or the addition of significant working capital.

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

We raised $3.5 million in equity in fiscal 2011 and approximately another $700,000 in November 2011.  On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who were residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit.  No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011.  In addition, purchasers of units were also required to deposit $.125 per unit into an escrow account that was held to guarantee any potential debt of Agrinatural, but was subsequently returned after the construction was complete.  The offering period expired on October 15, 2011.  The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $707,000.  The Company also collected approximately $177,000 related to the debt guarantee of the Agrinatural debt.  The purchase price, percentage limitation and offering period were determined to comply with the terms of the May 2011 Subscription Agreement between the Company and Project Viking.  At that time, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units.  These units sold to Project Viking were subsequently converted to Class A units.  Project Viking agreed to guarantee up to $1 million of Agrinatural’s debt as part of its investment.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the nine months ended July 31, 2012, the Company paid long term debt of approximately $5.6 million as described below.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended July 31
	2012	2011
Net cash provided by operating activities	$1,648,374	$3,076,514
Net cash used in investing activities	(2,444,010)	(2,578,383)
Net cash provided by (used) in financing activities	(4,661,810)	2,457,849
Net increase (decrease) in cash and equivalents	$(5,457,446)	$2,955,980

During the nine months ended July 31, 2012, we provided approximately $1.7 million in cash from operating activities. This consists primarily of the net loss of $2.3 million plus non-cash expenses including depreciation and amortization of $4.3 million, decreasing inventory by $1.0 million, partially offset by a decrease in accounts payable by $1.9 million.  The additional costs related to settlement of our coal contract dispute of approximately $900,000.

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

During the nine months ended July 31, 2012, we used approximately $2.4 million for investing activities to pay for capital expenditures.  This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline. During the nine months ended July 31, 2012, we used approximately $4.7 million from financing activities consisting primarily of payments on long-term debt.  We also raised an additional $707,000 of equity.

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

Outlook

Ethanol prices have been very volatile over the past nine months, and we expect to see that continue throughout 2012.  There are many factors that will continue to impact volatility of prices through 2012, including the amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of July 27, 2012, the EIA reported that ethanol production for the week was 237.8 million gallons, or a 12.4 billion gallon annualized rate.  Current ethanol inventory stocks are at 815 million gallons.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus corn prices.  The volatility is also a result of less than trend line yields in the U.S. the last two years, thus impacting the corn supply.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s August 10, 2012 Feed Outlook Report projects U.S. corn prices to average between $7.50 and $8.90 per bushel for the 2012-2013 crop year.  They estimated that 96.4 million acres of corn was planted in 2012 with an estimated yield of 123.4 bushels per acre.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business.  During the third quarter of fiscal year 2012 ended July 31, 2012, the price of ethanol on the Chicago Board of Trade fluctuated from $1.97 to $2.76 per gallon; our average sales price was $2.12 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $5.51 to a high of $8.28 per bushel; our average purchase price was $6.81 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of July 31, 2012, we had $21.5 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $215,000.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under our master loan agreement with AgStar, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at July 31, 2012 was $40.2 million, consisting of $37.4 million under the term note and $2.8 million under the revolving term note.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth.  It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

We were in compliance with the covenants of our master loan agreement with AgStar at July 31, 2012.  We are attempting to improve various aspects of our business in order to avoid any future covenant violations and events of default. There can be no assurance that our business and financial performance will improve, that any improvements will be sustained or that any improvements will result in our compliance with covenants. Further, there is no assurance that we will be able to obtain any additional working capital on terms favorable to us, if at all. Even if we obtain additional capital, the amounts we raise may not be sufficient to avoid future covenant violations and events of default.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2012	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2012	/s/ Lucas G. Schneider
Lucas G. Schneider
Chief Financial Officer
(Principal Accounting and Financial Officer)