Form 10-Q/A
period 2012-07-31
Heron Lake BioEnergy, LLC
filed 2013-02-13
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-Q

ON

FORM 10-Q/A

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

Description of Amendment No. 1 to Quarterly Report on Form 10-Q for the Quarterly Period Ended July 31, 2012:

On September 14, 2012, Heron Lake BioEnergy, LLC (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended July 31, 2012 (the “Form 10-Q”).  As previously reported in the Company’s Current Report on Form 8-K dated February 8, 2013, the Company’s management recommended and jointly with the Audit Committee determined, in consultation with the Company’s independent registered public accounting firm, that the unaudited condensed consolidated financial statements for the quarter ended July 31, 2012 included in the Form 10-Q contained an error relating to revenue recognition and should no longer be relied upon.  The Company erroneously priced certain sales transactions related to both ethanol and distillers grains sales under its marketing agreement with Gavilon, LLC.  As a result of this error, revenue was understated as of July 31, 2012.

As reflected in this Amendment No. 1, the Company has:

•      increased accounts receivable and members’ equity by approximately $937,000 as of July 31, 2012;

•      increased revenue and reduced the loss previously reported by approximately $937,000 for the nine months ended July 31, 2012;

•      increased revenue and changed a loss into income previously reported by approximately $937,000 for the three months ended July 31, 2012; and

•      reduced the net loss previously reported on a per unit basis $.02 per weighted average units outstanding for the three and nine months ended July 31, 2012, respectively.

This Amendment No. 1 to the Form 10-Q is being filed to amend and restate the following items contained in Part I.  Financial Information of the Form 10-Q:

•                  Item 1.   Financial Statements

•                  Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Item 4.   Controls and Procedures

The Company is also including certain currently dated certifications with this Amendment No. 1 to Form 10-Q.  The remainder of the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Part I, Items 1, 2 and 4 in this Amendment No. 1 to Form 10-Q supersede and replace the same respective Items in Part I in the Form 10-Q.  However, this report speaks as of the original filing date of the Form 10-Q, and other than providing the restated financial statements, restated financial notes and the restated portion of the relevant Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has not updated the disclosures contained in the Form 10-Q to reflect any events that occurred subsequent to the original filing date.  Accordingly, in conjunction with reading this Amendment No. 1 to Form 10-Q, you should also read all other filings that the Company has made with the Securities and Exchange Commission since the date of the Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011*
	(Unaudited - Restated)
ASSETS
Current Assets
Cash and equivalents	$1,683,127	$7,140,573
Restricted cash	152,956	367,012
Restricted certificates of deposit	650,000	650,000
Accounts receivable	1,796,231	1,378,220
Inventory	2,781,102	3,764,616
Prepaid expenses	690,736	937,521
Total current assets	7,754,152	14,237,942

Property, Plant, and Equipment
Land and improvements	12,252,091	12,265,434
Plant buildings and equipment	100,536,472	94,509,719
Vehicles and other equipment	637,619	635,054
Office buildings and equipment	621,721	615,298
Construction in progress	—	4,132,965
	114,047,903	112,158,470
Less accumulated depreciation	(27,816,137)	(23,565,525)
	86,231,766	88,592,945

Other Assets
Restricted cash	—	59,574
Other intangible assets, net	388,001	415,276
Debt service deposits and other assets	686,438	828,187
Total other assets	1,074,439	1,303,037

Total Assets	$95,060,357	$104,133,924

See Notes to Condensed Consolidated Financial Statements

* Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011*
	(Unaudited - Restated)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,531,844	$4,572,613
Accounts payable:
Trade accounts payable	803,026	2,704,707
Trade accounts payable — related party	—	109,101
Accrued expenses	394,853	421,306
Total current liabilities	5,729,723	7,807,727

Long-Term Debt, net of current maturities	41,335,321	46,844,912

Commitments and Contingencies

Members’ Equity
Controlling interest in equity:
38,622,107 and 37,208,074 Class A units issued and outstanding at July 31, 2012 and October 31, 2011, respectively	47,848,366	49,508,123
Noncontrolling interest	146,947	(26,838)
Total members’ equity	47,995,313	49,481,285

Total Liabilities and Members’ Equity	$95,060,357	$104,133,924

See Notes to Condensed Consolidated Financial Statements

*                           Derived from audited financial statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011
	(Unaudited - Restated)	(Unaudited)

Revenues	$41,908,904	$43,013,930

Cost of Goods Sold
Cost of goods sold	39,987,071	41,199,270
Lower of cost or market adjustment	—	1,125,780
Total Cost of Goods Sold	39,987,071	42,325,050

Gross Profit	1,921,833	688,880

Selling, General, and Administrative Expenses	714,906	871,355

Operating Income (Loss)	1,206,927	(182,475)

Other Income (Expense)
Interest income	2,441	6,530
Interest expense	(653,663)	(567,529)
Other income	2,182	737
Total other expense, net	(649,040)	(560,262)

Net Income (Loss)	557,887	(742,737)

Net (Income) Loss Attributable to Noncontrolling Interest	(87,289)	17,847

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$470,598	$(724,890)

Net Income (Loss) Per Unit - Basic and Diluted	$0.01	$(0.02)

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	35,838,509

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2012	2011
	(Unaudited - Restated)	(Unaudited)

Revenues	$121,956,934	$120,235,922

Cost of Goods Sold
Cost of goods sold	118,668,185	112,888,521
Lower of cost or market adjustment	—	1,591,810
Total Cost of Goods Sold	118,668,185	114,480,331

Gross Profit	3,288,749	5,755,591

Selling, General, and Administrative Expenses	2,428,646	2,335,890

Settlement Expense	900,000	—

Operating Income (Loss)	(39,897)	3,419,701

Other Income (Expense)
Interest income	9,299	32,076
Interest expense	(1,943,578)	(2,109,462)
Other income	34,136	30,545
Total other expense, net	(1,900,143)	(2,046,841)

Net Income (Loss)	(1,940,040)	1,372,860

Net (Income) Loss Attributable to Noncontrolling Interest	(258,520)	17,847

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,198,560)	$1,390,707

Net Income (Loss) Per Unit - Basic and Diluted	$(0.06)	$0.04

Weighted Average Units Outstanding - Basic and Diluted	38,472,447	32,105,510

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,	Nine Months Ended July 31,
	2012	2011
	(Unaudited - Restated)	(Unaudited)
Operating Activities
Net income (loss)	$(1,940,040)	$1,372,860
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,277,887	4,118,312
Lower of cost or market adjustments	—	1,591,810
Change in fair value of derivative instruments	—	2,200
Change in operating assets and liabilities:
Restricted cash	16,000	(369,255)
Accounts receivable	136,566	(1,494,116)
Inventory	983,514	1,017,717
Derivative instruments	—	(153,838)
Prepaid expenses and other assets	223,489	(271,953)
Accounts payable	(2,010,782)	(1,058,350)
Accrued expenses	(38,260)	(485,219)
Accrued loss on forward contracts	—	(1,193,654)
Net cash provided by operating activities	1,648,374	3,076,514

Investing Activities
Capital expenditures	(2,444,010)	(2,578,383)
Net cash used in investing activities	(2,444,010)	(2,578,383)

Financing Activities
Checks written in excess of bank balance	—	(913,492)
Proceeds from line of credit, net	—	2,500,000
Payments of long-term debt	(5,550,360)	(2,880,708)
Release of restricted cash	257,630	251,049
Member contributions	707,017	3,500,000
Cost of raising capital	(3,169)	—
Distributions to Noncontrolling Interest	(72,928)	—
Noncontrolling interest investment	—	1,000
Net cash provided by (used in) financing activities	(4,661,810)	2,457,849

Net increase (decrease) in cash and equivalents	(5,457,446)	2,955,980

Cash and Equivalents — Beginning of Period	7,140,573	1,523,318

Cash and Equivalents — End of Period	$1,683,127	$4,479,298
Supplemental Cash Flow Information
Total interest paid	$1,933,499	$2,594,217

Cost of raising capital offset against member contributions	$165,045	$—

Capital expenditures financed with note payable	$1,325,000	$—

Energy efficiency rebate receivable	$554,577	$—

Distribution to noncontrolling interest in accrued expenses	$11,807	$—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

2.           GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance.  The Company has had instances of unwaived debt covenant violations and had been operating under forbearance agreements with AgStar Financial Services, PCA (“AgStar”) and anticipates that we may violate covenants within the next year.  In addition, the Company’s working capital was at a lower level than desired.  These conditions contributed to the long-term debt with AgStar being classified as current in previously filed financial statements.  These factors and the continued volatile commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

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

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

July 31, 2012 (Unaudited - Restated)

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

13.          RESTATEMENT

On February 8, 2013, the Company’s Audit Committee, upon management’s recommendation, determined that its consolidated condensed financial statements as of July 31, 2012 as reported on Form 10-Q should not be relied upon due to an error that occurred in the recording of revenue under the Company’s marketing agreement.  The Company erroneously priced certain sales transactions related to both ethanol and distillers grains sales whereby revenue was understated.  The effects of this error on the financial statements were as follows:

	July 31, 2012	Adjustment	July 31, 2012
	(As previously		(As restated)
	reported)

Accounts receivable	$859,061	$937,170	$1,796,231
Current assets	6,816,982	937,170	7,754,152
Total Assets	94,123,187	937,170	95,060,357
Controlling interest in equity	46,911,196	937,170	47,848,366
Total members’ equity	47,058,143	937,170	47,995,313
Total Liabilities and Members’ Equity	94,123,187	937,170	95,060,357

	Three Months Ended July 31, 2012	Adjustment	Three Months Ended July 31, 2012
	(As previously		(As restated)
	reported)

Revenues	$40,971,734	$937,170	$41,908,904
Gross profit	984,663	937,170	1,921,833
Operating income	269,757	937,170	1,206,927
Net income (loss)	(379,283)	937,170	557,887
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(466,572)	937,170	470,598
Net income (loss) per unit — basic and diluted	(.01)	.02	.01

	Nine Months Ended July 31, 2012	Adjustment	Nine Months Ended July 31, 2012
	(As previously reported)		(As restated)

Revenues	$121,019,764	$937,170	$121,956,934
Gross profit	2,351,579	937,170	3,288,749
Operating income	(977,067)	937,170	(39,897)
Net income (loss)	(2,877,210)	937,170	(1,940,040)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(3,135,730)	937,170	(2,198,560)
Net income (loss) per unit — basic and diluted	(.08)	.02	(.06)

There was no change related to previously reported net operating cash flows.

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

	Three Months Ended July 31, 2012 (Restated)		Three Months Ended July 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$41,908,904	100.0	$43,013,930	100.0

Cost of Goods Sold
Cost of goods sold	39,987,071	95.5	41,199,270	95.8
Lower of cost or market adjustment	—	0.0	1,125,780	2.6
Total Cost of Goods Sold	39,987,071	95.5	42,325,050	98.4

Gross Profit	1,921,833	4.5	688,880	1.6

Operating Expenses	(714,906)	(1.7)	(871,355)	(2.0)

Operating Income (Loss)	1,206,927	2.8	(182,475)	(0.4)

Other Expense, net	(649,040)	(1.5)	(560,262)	(1.3)

Net Income (Loss)	557,887	1.3	(742,737)	(1.7)

Net Income Attributable to Noncontrolling Interest	(87,289)	(0.2)	(17,847)	0.0

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$470,598	1.1	$(724,890)	(1.7)

Revenues

Revenues decreased 3% for the quarter ended July 31, 2012 as compared to the quarter ended July 31, 2011. Net ethanol revenues during the quarter ended July 31, 2012, were approximately $32.1 million, representing 77% of our sales, compared to approximately $35.3 million during the quarter ended July 31, 2011, representing approximately 82% of our sales. The decrease in ethanol revenue was primarily a result of a 15% decrease in the average price per gallon sold in the quarter ended July 31, 2012, as compared to the quarter ended July 31, 2011, which more than offset the 7% increase in the gallons of ethanol sold during the quarter ended July 31, 2012.  There were no ethanol derivative gains or losses during the quarters ended July 31, 2012 and 2011.

Total sales of DGS during the quarter ended July 31, 2012 were approximately $7.9 million comprising 19% of our revenues. DGS sales during the quarter ended July 31, 2011 were $6.8 million or 16% of revenues. The average DGS price increased 17% for the quarter ended July 31, 2012 as compared to the quarter ended July 31, 2011.  The remaining percentage of revenues is made up of incidental other sales.

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

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up approximately 15% for the three months ended July 31, 2012 as compared to the three months ended July 31, 2011, is dependent on the balances outstanding and on interest rates.  The interest rate on loans with AgStar was higher in 2012 than in 2011 after the changes made in September 2011.

Results of Operations for the Nine Months Ended July 31, 2012 and 2011

The following table shows summary information from our Statement of Operations for the nine months ended July 31, 2012 and 2011.

	Nine Months Ended July 31, 2012 (Restated)		Nine Months Ended July 31, 2011
Income Statement Data	Amount	%	Amount	%
Revenues	$121,956,934	100.0	$120,235,922	100.0

Cost of Goods Sold
Cost of goods sold	118,668,185	97.3	112,888,521	93.9
Lower of cost or market adjustment	—	0.0	1,591,810	1.3
Total Cost of Goods Sold	118,668,185	97.3	114,480,331	95.2

Gross Profit	3,288,749	2.7	5,755,591	4.8

Operating Expenses	(2,428,646)	(2.0)	(2,335,890)	(1.9)

Settlement Expense	(900,000)	(0.7)	—	0.0

Operating Income (Loss)	(39,897)	0.0	3,419,701	2.9

Other Expense, net	(1,900,143)	(1.6)	(2,046,841)	(1.7)

Net Income (Loss)	(1,940,040)	(1.6)	1,372,860	1.2

Net Income Attributable to Noncontrolling Interest	(258,520)	(0.2)	17,847	0.0

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,198,560)	(1.8)	$1,390,707	1.2

Revenues

Revenues increased 1% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. Net ethanol revenues during the nine months ended July 31, 2012 were approximately $95.2 million, representing 78% of our sales, compared to approximately $98.1 million during the nine months ended July 31, 2011, representing 82% of our sales. The decrease in ethanol revenue was a result of a 9% decrease in the average price per gallon of ethanol period to period, which was not offset enough by a 7% increase in the gallons of ethanol sold.  There were no ethanol derivative gains or losses during the nine months ended July 31, 2012.  We had losses of approximately $24,000 related to ethanol derivatives for the nine months ended July 31, 2011.

Total sales of DGS during the nine months ended July 31, 2012 were approximately $22.1 million comprising 18% of our sales. DGS sales during the nine months ended July 31, 2011 were $18.2 million or 15% of sales. The average DGS price increased 16% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011. DDGS tonnage sales increased by 4% for the nine months ended July 31, 2012 as compared to the nine months ended July 31, 2011 due to a decrease in modified DGS produced.  The remaining percent of revenues is made up of incidental sales.

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

Liquidity and Capital Resources

As of July 31, 2012, we had cash and cash equivalents (other than restricted cash) of approximately $1.7 million, current assets of approximately $7.8 million and total assets of approximately $95.1 million.

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

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended July 31
	2012	2011
Net cash provided by operating activities	$1,648,374	$3,076,514
Net cash used in investing activities	(2,444,010)	(2,578,383)
Net cash provided by (used in) financing activities	(4,661,810)	2,457,849
Net increase (decrease) in cash and equivalents	$(5,457,446)	$2,955,980

During the nine months ended July 31, 2012, we provided approximately $1.7 million in cash from operating activities. This consists primarily of the net loss of $1.9 million plus non-cash expenses including depreciation and amortization of $4.3 million, decreasing inventory by $1.0 million, partially offset by a decrease in accounts payable by $1.9 million.  The additional costs related to settlement of our coal contract dispute of approximately $900,000.

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

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of July 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at July 31, 2012 due to a material weakness in internal control over financial reporting relating to the errors in pricing ethanol and distillers grains revenue and the effects of this revenue recognition error upon the financial statements and reports.  This material weakness resulted in a restatement of  the unaudited condensed consolidated financial statements for the quarter ended July 31, 2012, which restated financial statements are included in this Amendment No. 1 to Form 10-Q.

Our management’s plan to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and procedures related to pricing of contracts.  We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that this weakness is corrected and remediated.  No material weakness is considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

PART II.  OTHER INFORMATION

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

HERON LAKE BIOENERGY, LLC

Date: February 13, 2013	/s/ Robert J. Ferguson
Robert J. Ferguson
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2013	/s/ Michael L. Mattison
Michael L. Mattison
Chief Financial Officer
(Principal Accounting and Financial Officer)