Form 10-K
period 2012-10-31
Heron Lake BioEnergy, LLC
filed 2013-02-13
CIK 1286964

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBITS AND FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2012.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File Number 000-51825

Heron Lake BioEnergy, LLC
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-2002393 (IRS Employer Identification No.)

91246 390th Avenue, Heron Lake, MN 56137-1375
(Address of principal executive offices)

Registrant's telephone number, including area code: (507) 793-0077

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
Class A Units	None

        Name of Exchange on Which Registered: None

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒

        As of April 30, 2012, the aggregate market value of the Company's Class A Units held by non-affiliates is not able to be calculated. The Company is a limited liability company whose outstanding common equity, consisting of its Class A Units, is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Heron Lake BioEnergy, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop.

        As of February 11, 2013, the Company had outstanding 38,622,107 Class A Units.

DOCUMENTS INCORPORATED BY REFERENCE:

        None.

PART I

        When we use the terms "Heron Lake BioEnergy," "we," "us," "our," the "Company", "HLBE" or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiaries, Lakefield Farmers Elevator, LLC, with grain facilities at Lakefield and Wilder, Minnesota, and HLBE Pipeline Company, LLC. Additionally, when we refer to "units" in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report under Part I, Item 1A. "Risk Factors" of this Form 10-K.

        We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

ITEM 1.    BUSINESS

Overview

        We were organized as a Minnesota limited liability company on April 12, 2001 under the name "Generation II, LLC." In June 2004, we changed our name to Heron Lake BioEnergy, LLC.

        We operated a dry mill, coal fired ethanol plant in Heron Lake, Minnesota. After completing a conversion in November 2011, we are now a natural gas fired ethanol plant. Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company's ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota. At nameplate, our ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year of fuel-grade ethanol and approximately 160,000 tons of distillers' grains with soluble ("DGS"). On September 21, 2007, we began operations at ethanol plant. Fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations. In fiscal years 2012 and 2011 which ended October 31, 2012 and 2011, we sold approximately 58.2 and 53.4 million gallons of ethanol, respectively.

        The following table sets forth a summary of significant milestones in our company's history until we began operations at our plant.

Date	Milestone
February 2002	We obtained an option on land that is now part of the 216 acre site of our ethanol plant.
October 2003	We entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.
Early 2004	We selected Fagen, Inc. to be the design-build firm to build our ethanol plant near Heron Lake, Minnesota, using process technology provided by ICM, Inc.
September 2005	We entered into a Standard Form of Agreement between Owner and Designer—Lump Sum with Fagen, Inc.
December 2005	We purchased certain assets relating to elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota with a combined storage capacity of approximately 2.8 million bushels.
May 2006	We entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County.
August 2006	We entered into an electric service agreement with Interstate Power and Light Company (a wholly-owned subsidiary of Alliant Energy Corporation).
December 2006	We entered into a contract with Federated Rural Electric Association for the construction of the distribution system and electrical substation for the plant.
June 2007	We entered into a master coal supply agreement with Northern Coal Transportation Company (NCTC) to provide Powder River Basin (PRB) coal for the plant.
June 2007	We entered into a coal transloading agreement with Southern Minnesota Beet Sugar Cooperative (SMBSC).
September 2007	We began operations at our dry mill, coal fired ethanol plant.

Production

        Since the beginning of operations at our ethanol plant, our primary business is the production and sale of ethanol and co-products, including dried distillers' grains. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol and ethanol co-products.

Our Ethanol Plant

        Our ethanol plant was designed and built by Fagen Inc. under a September 2005 design-build agreement who used certain proprietary property and information of ICM, Inc. in the design and construction of our ethanol plant.

        Our ethanol plant uses a dry milling process to produce fuel-grade ethanol and distillers' grains. The dry milling process involves grinding the entire corn kernel into flour and the starch is converted to ethanol through fermentation that also produces carbon dioxide and distillers' grains.

        The ethanol plant consists principally of a natural gas combustion area; storage and processing areas for corn; a fermentation area comprised mainly of fermentation tanks; a distillation finished product storage area; and a drying unit for processing the dried distillers' grains. Additionally, the ethanol plant contains receiving facilities that have the ability to receive corn by rail and truck, store it for use in the plant and prepare the corn to be used in the plant. We have storage tanks on site to store the ethanol we produce. The plant also contains a storage building and silos to hold distillers' grains until it is shipped to market.

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

        We are required to comply with various requirements of state and federal law regulating the operations at our plant, including regulations relating to air emissions. On July 2, 2010, we entered into a mutual release and settlement agreement with Fagen, Inc. and ICM, Inc. relating to the arbitration commenced by us in September 2009 in which we asserted claims against Fagen based on the design-build agreement for our ethanol plant and the plant's air emissions. Please review the section entitled "Compliance with Environmental Laws and Other Regulatory Matters" for a description of how compliance with regulatory requirements, including requirements relating to air emissions, has impacted our business.

Our Principal Products

        The principal products that we produce are fuel grade ethanol and distillers' grains. Raw carbon dioxide is also a product of the ethanol production process, but we do not capture or market any carbon dioxide gas.

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

  Distillers' Grains

        The principal co-product of the ethanol production process is distillers' grains, a high protein and high-energy animal feed ingredient.

        Dry mill ethanol processing creates three primary forms of distillers' grains: wet distillers' grains, modified wet distillers' grains, and dried distillers' grains with solubles. Wet distillers' grains are processed corn mash that contains a substantial amount of moisture. It has a shelf life of approximately three days and is primarily sold to feeders of beef animals within the immediate vicinity of the ethanol plant. Modified wet distillers' grains are similar to wet distillers' grains except that it has been partially dried and contains less moisture. Modified wet distillers' grains has a shelf life of a maximum of fourteen days, contains less water to transport, is more easily adaptable to some feeding systems, and is sold to both local and regional markets, primarily for both beef and dairy animals. Dried distillers' grains with solubles are corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market and to almost all types of livestock. Most of the distillers' grains that we sell are in the form of dried distillers' grains.

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

  Natural Gas Procurement

        The primary source of energy in our manufacturing process is natural gas. We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We entered into a transportation agreement with Agrinatural Gas, LLC ("Agrinatural Gas"). Agrinatural Gas, owned by our subsidiary, HLBE Pipeline Company, LLC, and Rural Energy Solutions, was formed to own and operate the pipeline. Our Company owns 73% of the pipeline and its associated delivery of natural gas to the plant.

        We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). We buy all of our natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.

  Ethanol and Distillers' Grains Marketing

        Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC ("Gavilon") to market the Company's ethanol and distillers' grains products and to supply the Company's ethanol production facility with corn. Gavilon is now the exclusive corn supplier and ethanol and distillers' grains marketer for the Company's production facility beginning September 1, 2011 and for an initial term of two years. The Company believes that working with Gavilon to manage the Company's marketing and procurement needs will provide a comprehensive solution to help the Company achieve its risk management objectives in a competitive market and will enable the Company to reduce its working capital requirements and more effectively manage its processing margins in both spot and forward markets.

        The Company pays Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company's ethanol production facility based on the length of time between when Gavilon pays for the corn stored in or en route to or from the Company's elevator facilities or production facility, and when the Company is invoiced for that corn at the time it is processed at the Company's production facility. The supply fee was negotiated based on prevailing market-rate conditions for comparable corn supply services. Both Gavilon and the Company have the ability to originate the corn requirements for the production facility. On the effective date of the corn supply Agreement, Gavilon purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company's corn requirements at the production facility and the repayment of the Company's line of credit with AgStar Financial Services, PCA ("AgStar").

        Under the ethanol and distillers' grains marketing agreement, Gavilon will purchase, market and resell 100% of the ethanol and distillers grains products produced at the Company's ethanol production facility and the Company will pay Gavilon a marketing fee based on a percentage of the applicable sale price of the ethanol and distillers grains products. The marketing fees were negotiated based on prevailing market-rate conditions for comparable ethanol and distillers grains marketing services. On the effective date of the marketing agreement, Gavilon purchased all ethanol and distillers grains inventory currently owned by the Company and located at the Company's production facilities, at current market prices.

        The Company entered into a master netting agreement under which payments by the Company to Gavilon for corn under the corn supply agreement will be netted against payments by Gavilon to the Company for ethanol and distillers' grains products produced and sold to Gavilon under the marketing agreement. Under the terms of the master netting agreement, the Company is giving Gavilon a first priority security interest in, and a right of set off against, the Company's non-fixed assets including any rights it has to corn under the corn supply agreement, ethanol and distillers' grains under the marketing agreement, the work-in-process at the Company's ethanol production facility, and the other transactions under the Gavilon agreements. The master netting agreement is integral to the transition to the Gavilon agreements, and the termination and payoff of the Company's seasonal revolving line of credit with AgStar.

        As part of the transition to the Gavilon agreements, the Company entered into a termination agreement with CHS Inc. and C&N to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011 for each. The Company assumed certain rail car leases with the termination of the ethanol marketing agreement and paid a termination fee of $325,000 over the remaining term of the original contract, which ended on September 30, 2012.

        Due to the anticipated sale of the plant assets, the Company plans to terminate its relationship with Gavilon. An agreed upon settlement due to the Company's early termination is expected to be approximately $635,000.

  Pricing of Corn and Ethanol

        The sale of ethanol represented approximately 76% of our revenue for the year ended October 31, 2012. The cost of corn represented approximately 82% of our cost of sales for the year ended

October 31, 2012. We expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.

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

Demand for Ethanol

        In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program. Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with methyl tertiary butyl ether (MTBE) and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive pursuant to state or federal law. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene. The Unites States consumes approximately 135-140 billion gallons of gasoline a year. More than 95% of those gallons were blended with ethanol, predominantly at the E10 (ten percent ethanol) level. In 2011, the United States produced and consumed 13.9 billion gallons of ethanol representing 10.1% of the 136.6 billion gallons of finished motor gasoline consumed.

        In addition to demand for ethanol as an oxygenate, ethanol demand has increased because of the adoption of programs setting national renewable fuels standards (RFS). The first RFS program (RFS1) was introduced through the Energy Policy Act of 2005. RFS1 required 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. With the passage of the Energy Independence and Security Act of 2007, Congress made several important revisions to the RFS that required the EPA to promulgate new regulations to implement these changes. In February 2010, the EPA established the revised annual renewable fuel standard (RFS2) and to make the necessary program modifications as set forth in the Energy Independence and Security Act of 2007. Further, for the first time, the EPA set volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels. In order to qualify for these new volume categories, fuels must demonstrate that they meet certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace. Our ethanol does not qualify for the new volume categories of renewable fuels and therefore, the total renewable fuel requirement for each year will be most relevant to the demand for, and required use of, ethanol such as ours. Under RFS2, the total renewable fuel requirement will increase from 12.95 billion gallons in 2010 to 36 billion gallons by 2022. Of the 16.55 billion gallons of total renewable fuel required for 2013, 1.0 billion gallons must be from cellulosic biofuels and 2.75 billion gallons must be from advanced biofuels, with the remaining 12.8 billion gallons consisting of other renewable fuels. Of the 36 billion gallons of total renewable fuel required for 2022, 16 billion gallons must be from cellulosic biofuels and 21 billion gallons must be from advanced biofuels, with the remaining gallons consisting of other renewable fuels.

Current ethanol production capacity exceeds the 2013 RFS requirement which can be satisfied by corn based ethanol. We believe the RFS program creates greater market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels.

        The Volumetric Ethanol Excise Tax Credit ("VEETC"), often commonly referred to as the "blender's credit", was created by the American Jobs Creation Act of 2004. This credit allowed gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit of $0.45 per gallon of pure ethanol used, or $0.045 per gallon for E10 and $0.3825 per gallon for E85. To ensure the blender's credit spurred growth in domestic production, federal policy also insulated the domestic ethanol industry from foreign competition by levying a $0.54 per gallon tariff on all imported ethanol. The VEETC and tariff expired on December 31, 2011.

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

        We believe that the E10 "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. Total gasoline usage by the U.S. is expected to decrease over the next 5 years as fuel mileage standards are changed. RFS2 dictates an increasing amount of blending of total renewable fuels: 16.55 billion gallons in 2013 increasing to 36 billion gallons by 2022. To reach the standard as dictated by RFS2 in 2013, assuming 136 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol. The EPA limit of 10% ethanol inclusion in non-flex fuel vehicles and the RFS increasing blend rate are at odds, which is sometimes referred to as the "blend wall." In order to drive growth in ethanol usage, Growth Energy, an ethanol industry trade association, requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level to a 15% level. On October 13, 2010, EPA granted a first partial waiver for E15 for use in model year 2007 and newer light-duty motor vehicles (i.e., cars, light-duty trucks and medium-duty passenger vehicles). On January 21, 2011, EPA granted the second partial waiver for E15 for use in model year 2001-2006 light-duty motor vehicles. On June 15, 2012, EPA took additional action allowing E15 to be used more broadly in vehicles with model years 2001 and later. Although regulatory issues remain in many states, E15 is now available in limited locations in a number of states. This issue is a major risk to the ethanol industry and management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

Markets for Distillers' Grains

        We sell distillers' grains as animal feed for beef and dairy cattle, poultry and hogs. However, the modified wet distillers' grains typically have a shelf life of a maximum of fourteen days. This provides for a much smaller market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers' grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers' grains are principally sold only to local feedlots and livestock operations.

        Various factors affect the price of distillers' grain, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers' grains in a particular feed market, and the supply and demand within the market. Like other commodities, the price of distillers' grains can fluctuate significantly.

Competition

  Producers of Ethanol

        We sell our ethanol in a highly competitive market. We are in direct competition with numerous other ethanol producers, both regionally and nationally, many of which have more experience and greater resources than we have. Some of these producers are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we could not achieve with one ethanol plant. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business. A majority of the ethanol plants in the U.S. and the greatest number of gallons of ethanol production are located in the corn-producing states, such as Iowa, Nebraska, Illinois, Minnesota, Indiana, South Dakota, Wisconsin, Ohio, Kansas, and North Dakota.

        According to the Renewable Fuels Association (RFA), as of January 2012, approximately 207 biorefineries have nameplate capacity of 14.9 billion gallons of ethanol per year.

        Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of January 2012:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,625.0	3,625.0	115	3,740.0
Nebraska	2,108.0	1,973.0	0	2,108.0
Illinois	1,486.0	1,486.0	0	1,486.0
Minnesota	1,147.1	1,129.1	0	1,147.1
Indiana	1,147.0	1,147.0	0	1,147.0
South Dakota	1,009.0	1,009.0	0	1,009.0
Wisconsin	504.0	504.0	0	504.0
Ohio	538.0	478.0	0	538.0
Kansas	491.5	411.5	25	516.5
North Dakota	393.0	383.0	0	393.0
Total	12,448.6	12,145.6	140	12,588.6

Source: Renewable Fuels Association, January 2012

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

  Producers of Distillers' Grains

        The amount of distillers' grains produced annually in North America is expected to increase significantly as the number of ethanol plants increase. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plant. There are seven ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 436 million gallons that will produce approximately 1.5 million tons of distillers' grains. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.

        Additionally, distillers' grains compete with other feed formulations, including corn gluten feed, dry brewers' grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers' grain and distillers' grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers' grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers' grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs.

  Competition for Corn

        We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant. Ethanol production consumes a significant portion of Minnesota's corn crop, approximately 29% in 2009, 34% in 2010, and 36% in 2011. The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in higher costs for supplies of corn. We estimate that the seven ethanol plants within an approximate 50 mile radius of our plant will use approximately 160 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.

        We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to estimates by the Minnesota Department of Agriculture for 2011, 36% of Minnesota corn production was used in ethanol production, 42% was exported, 17% was used for feed, 2% was put to a residual use, and 3% was used in other processing.

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

Hedging

        We may hedge anticipated corn purchases and ethanol and distillers' grain sales through a variety of mechanisms.

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

        Gavilon is the exclusive marketer for all of the ethanol produced at our facility. Gavilon is obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.

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

        In particular, we have incurred additional costs relating to an air-emission permit from the Minnesota Pollution Control Agency ("MPCA"). We applied for a synthetic minor air-emissions source permit in July 2004 that was granted by the MPCA in May 2005. In June 2005, a coalition of two environmental groups and one energy group challenged the granting of this air emissions permit by an appeal to the Minnesota Court of Appeals. In July 2006, the Minnesota Court of Appeals affirmed the MPCA's issuance of the permit. In conjunction with the permit and the permit dispute and to prevent further appeals by the coalition, we entered into a compliance agreement with the MPCA on January 23, 2007.

        Under the compliance agreement, we agreed to submit an amendment to our air permit to qualify our facility as a "major emissions source." The compliance agreement also allowed us to continue with the construction of our facility. Under the compliance agreement, we agreed to operate our facility such that each type of emission generated by our ethanol plant was within an established amount and we agreed to comply in all other respects with the air emissions permit previously issued by the MPCA. Accordingly, we submitted an amendment to our existing air-emissions permit in December 2008, and, following air pollution control device testing, we submitted a second amendment to our air permit in September 2009, seeking amendments to permit conditions and adjustments to other components of plant operations and production.

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

        We have incurred costs associated with obtaining the air permits and costs associated with the compliance agreement of approximately $452,000 in fiscal year 2009, $315,000 in fiscal year 2010, $163,000 in fiscal year 2011, and $32,000 in fiscal year 2012.

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

Employees

        As of October 31, 2012, we had 34 full-time employees, of which 27 were in operations and 7 were in executive, general management and administration. We also have 3 part-time employees of which 2 were in operations and 1 in executive, general management and administration. We do not maintain an internal sales organization, but instead rely upon third-parties to market and sell the ethanol and distillers' grains that we produce.

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

Risks Related to Our Financial Condition, Sale Transactions and Plan of Dissolution

We are in default of our master loan agreement with AgStar and there is substantial doubt about our ability to continue as a going concern.

        At October 31, 2012, we were in default of covenants of our master loan agreement with AgStar Financial Services, PCA ("AgStar") requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. We also failed to make monthly principal payments to AgStar on December 1, 2012, January 1, 2013, and February 1, 2013 and will not make the required monthly principal payment on March 1, 2013.

        All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Our failure to maintain the required amount of working capital and payment defaults constitute an event of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement.

        As a result of these defaults, we have classified $37.5 million of long-term debt as a current liability. As a result, current liabilities as of October 31, 2012 totaled approximately $45 million. This compares to cash and cash equivalents (other than restricted cash) at October 31, 2012 of approximately $653,000, current assets of approximately $7.5 million and total assets of approximately $66.6 million. In the absence of an amendment to the master loan agreement or refinancing of the master loan agreement, we do not have adequate capital to repay all of the amounts that would become due upon acceleration.

        The defaults under our master loan agreement with AgStar and inadequate cash flow from our business raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty.

If we default on our forbearance agreement with AgStar by failing to close on the sale of our ethanol plant assets by March 31, 2013, AgStar may seize our assets or we may be forced to seek bankruptcy protection.

        As a result of our poor financial performance during the fiscal year, we violated certain financial covenants under our master loan agreement with AgStar and we also failed to make monthly principal payments to AgStar on December 1, 2012, January 1, 2013, and February 1, 2013 and will not make the required monthly principal payment on March 1, 2013.

        At October 31, 2012, our total indebtedness to AgStar was approximately $40.8 million. At January 1, 2013, our total indebtedness to AgStar was approximately $40.6 million. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.

        On account of the covenant and payment defaults, AgStar has the right to declare the all of our indebtedness to AgStar fully and immediately due and payable without defense or right of setoff. AgStar is also entitled to collect late charges and to recover its costs and expenses.

        On February 12, 2013, we entered into a second amended and restated forbearance agreement with AgStar. Under the forbearance agreement, AgStar agreed to forbear from exercising its legal and contractual rights and remedies provided in the loan documents and by applicable law, including, but not limited to, the right to foreclose the real estate mortgages and security agreements and to obtain the appointment of a receiver pursuant to applicable law, until March 31, 2013 in order to permit us to close on the transactions contemplated by the asset purchase agreement with Heron Lake Guardian, LLC for the sale of our ethanol plant assets and the asset purchase agreement with FCA Co-op for the sale of the grain storage and handling facilities of our subsidiary, Lakefield Farmers Elevator, LLC. On February 1, 2013, we completed the sale of substantially all the assets of Lakefield Farmers Elevator, LLC to FCA Co-op pursuant to the terms of the asset purchase agreement dated January 3, 2013.

        Under the forbearance agreement, it is an event of default, among other things, if we fail to close (i) on the sale of our grain storage and handling facilities as contemplated by asset purchase agreement dated January 3, 2013 with FCA Co-op on or before February 28, 2013 or (ii) on the sale of our ethanol plant assets to Guardian Energy Heron Lake, LLC on or before March 31, 2013.

        The closing of each of the asset purchase agreements with FCA-Co-op and Guardian Energy Heron Lake, LLC is subject to the satisfaction or wavier of various conditions. One condition to the closing of sale transaction with Guardian Energy Heron Lake, LLC is the approval of our members and we will call a Special Meeting of Members for this purpose. We cannot guarantee that we will be able to satisfy the closing conditions set forth in the respective asset purchase agreements or that we will be able to satisfy these conditions in time for a closing by the dates AgStar requires under the forbearance agreement.

        Accordingly, if the sale of our grain storage and handling facilities and the sale of our ethanol plant assets are not closed by the respective dates stated above for any reason, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business. We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

We have relied upon on our master loan agreement to fund our past operations and past losses because we have not generated a sufficient level of net income or obtained sufficient working capital to fund our ongoing operations.

        We had a net loss of approximately $32.7 million for our fiscal year ended October 31, 2012 and net income of $570,000 for our fiscal year ended October 31, 2011. Our operating results have fluctuated significantly in past years. We had net income of approximately $1.7 million in our fiscal year ended October 31, 2010 (which included approximately $2.6 million of settlement income) and a net loss of approximately $11.3 million for the fiscal year ended October 31, 2009. Our limited net income or our net losses have primarily been driven by our low or negative margins. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 98.7% and 95.8% for the fiscal years ended October 31, 2012 and October 31, 2011, respectively. Whether we achieve a sufficient level of net income to fund our operations depends on a number of factors, including:

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

        We have historically financed our operations primarily through borrowing under our master loan agreement with AgStar, and, to a lesser extent, cash from operating activities. As of October 31, 2012, we had cash and cash equivalents (other than restricted cash) of approximately $653,000. As of October 31, 2012, our indebtedness under the master loan agreement with AgStar was approximately $40.8 million.

        The amount currently available under our master loan agreement is insufficient to fund our ongoing operations. To fund our ongoing cash needs and to service our indebtedness if we do not close on the sale transactions with FCA Co-op and Guardian Energy Heron Lake, LLC, we must increase the income and cash generated from our operations. We cannot assure you that we will improve our liquidity to the extent required to enable us to service or reduce our indebtedness or to fund our other capital needs, if at all.

Certain provisions of our master loan agreement with AgStar present special risks to our business.

        As of October 31, 2012, our debt with AgStar consists of approximately $18.3 million in fixed rate obligations and $22.5 million in variable rate obligations. The variable rate on a portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

        The principal and interest payments on our $36.6 million term loan with AgStar are calculated using an amortization period of ten years even though the note will mature on September 1, 2016, five years from the date of its issuance. As a result, at maturity of the term loan, there would be approximately $29.0 million in principal remaining under the term loan. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that we will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

        If we are unable to service our debt, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business. We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

Despite our intention to sell our assets, dissolve and liquidate, there can be no assurance that our efforts to do so will be successful.

        On January 22, 2013, the Company's Board of Governors approved a plan of liquidation and dissolution (the "Plan of Dissolution"). The Plan of Dissolution is subject to approval by our members at a special meeting of members to be held on March 6, 2013. If our members approve the Plan of Dissolution and the asset purchase agreement Guardian Energy Heron Lake, LLC dated January 22, 2013, immediately upon consummation of the asset sale, the Plan of Dissolution will take effect, and the winding up and termination of the Company will commence. The Company intends to complete the sale of its assets, wind up and terminate the Company pursuant to our Member Control Agreement and the Minnesota Limited Liability Company Act, but there can be no assurance that its efforts to do so will be successful.

        THE FOLLOWING RISKS WILL APPLY TO US AND OUR BUSINESS IF WE DO NOT DISSOLVE AND LIQUIDATE PURSUANT TO THE PLAN OF DISSOLUTION APPROVED BY OUR BOARD OF GOVERNORS ON JANUARY 22, 2013.

Risks Relating to Our Operations

Because we are primarily dependent upon one product, our business is not diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

        Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers' grains. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to produce and sell ethanol and distillers' grains, or if the market for those products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.

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

        The price we receive for our ethanol is dependent upon a number of factors. Increasing domestic ethanol capacity may boost demand for corn, resulting in increased corn prices and corresponding decrease in the selling price of ethanol as production increases. Further, the price of corn is influenced by weather conditions (including droughts or over abundant rainfall) and other factors affecting crop yields, farmers' planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. Declines in the corn harvest, caused by farmers' planting decisions or otherwise, could cause corn prices to increase and negatively impact our gross margins.

        We have experienced low or negative margins in the past, reflecting a higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 98.7% and 95.8% for the fiscal years ended October 31, 2012 and October 31, 2011, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers' grains may decrease.

        According to the RFA, domestic ethanol production capacity has increased steadily each year from 1999 to 2012. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.

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

        In addition, because ethanol production produces distillers' grains as a co-product, increased ethanol production will also lead to increased production of distillers' grains. An increase in the supply of distillers' grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers' grains production. A decline in the price of distillers' grains or the distillers' grains market generally could have a material adverse effect on our business, results of operations and financial condition.

The price of distillers' grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers' grains.

        Distillers' grains compete with other protein-based animal feed products. The price of distillers' grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers' grains. The price of distillers' grains is not tied to production costs. However, decreases in the price of distillers' grains would result in less revenue from the sale of distillers' grains and could result in lower profit margins.

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

        Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers' grains. Some larger producers of ethanol, such as Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership.

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

        In an attempt to offset some of the effects of pricing and margin volatility, we may hedge anticipated corn purchases and ethanol and distillers' grain sales through a variety of mechanisms. Because of our hedging strategies, we are exposed to a variety of market risks, including the effects of changes in commodities prices of ethanol and corn.

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

        We have experienced operational difficulties at our plant that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Although operational difficulties will still remain after the conversion from coal to natural gas combustion, the amount of incidents should be reduced. Our revenues are driven in large part by the number of gallons of ethanol we produce and the number of tons of distillers' grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

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

        We have entered into an agreement with a third party to market our supply of ethanol and distillers' grains. Our marketer is an independent business that we do not control. We cannot be certain that our marketer will market or sell our ethanol and distillers' grains effectively. Our agreements with this marketer do not contain requirements that a certain percentage of sales are of our products, nor do the agreements restrict the marketer's ability to choose alternative sources for ethanol or distillers' grains.

        Our success in achieving revenue from the sale of ethanol and distillers' grains will depend upon the continued viability and financial stability of our marketer. Our marketer may choose to devote its efforts to other ethanol producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketer in operating its businesses. If our marketer does not effectively market and sell our ethanol and distillers' grains, our revenues may decrease and our business will be harmed.

Risks Related to Government Programs and Regulation

We have experienced significant costs in obtaining and complying with permits and environmental laws, particularly our air emissions permit, and may continue to experience significant costs in the future.

        The costs associated with obtaining and complying with permits and complying with environmental laws have increased our costs of construction, production and continued operation. In particular, we have incurred significant expense relating to our air-emission permit in four categories: (1) obtaining our air emissions permit from the Minnesota Pollution Control Agency ("MPCA"); (2) compliance with our air emissions permit and the terms of our compliance agreement with the MPCA; (3) our dispute under the design-build agreement with Fagen, Inc. relating to equipment failures, warranty claims and other claims regarding air emissions at our plant that was the subject of an arbitration action that was settled on July 2, 2010; and (4) a March 2008 notice of violation from the MPCA that was resolved in December 2010 though a stipulation agreement.

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

The EPA imposed E10 "blend wall" if not overcome will have an adverse effect on demand for ethanol.

        We believe that the E10 "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the "blend wall." While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements. In 2011, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

Risks Related to the Units

Project Viking owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and Project Viking has been granted additional board rights under our member control agreement.

        As of October 31, 2012, Project Viking, L.L.C. beneficially owned 41.4% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., the design-build firm for our ethanol plant. Project Viking, together with our executive officers and governors, together control approximately 44.8% of our outstanding units as of October 31, 2012. As a result, these unit holders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions, such as the sale of our grain storage and handling facilities as contemplated by asset purchase agreement with FCA Co-op and the sale of our ethanol plant assets to Guardian Energy Heron Lake, LLC.

        Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint four persons to our board pursuant to this provision and has appointed four persons as of October 31, 2012. Although the designated governors do not represent a majority of our board, their presence on the board may allow Project Viking, L.L.C. to have greater influence over the decisions of our board and our business than other members.

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

        There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as OTC Bulletin Board. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members' investment in the units or may otherwise be unattractive to the member.

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

        If the members approve the dissolution of the Company, no transfers of Units will be permitted.

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

Our units represent both financial and governance rights, and loss of status as a member would result in the loss of the holder's voting and other rights and would allow us to redeem such holder's units.

        Holders of units are entitled to certain financial rights, such as the right to any distributions, and to governance rights, such as the right to vote as a member. If a unit holder does not continue to qualify as a member or such holder's member status is terminated, the holder would lose certain rights, such as voting rights, and we could redeem such holder's units. The minimum number of units presently required for membership is 2,500 units. In addition, holders of units may be terminated as a member if the holder dies or ceases to exist, violates our member control agreement or takes actions contrary to our interests, and for other reasons. Although our member control agreement does not define what actions might be contrary to our interests, and our board of governors has not adopted a policy on the subject, such actions might include providing confidential information about us to a competitor, taking a board or management position with a competitor or taking action which results in significant financial harm to us in the marketplace. If a holder of units is terminated as a member, our board of governors will have no obligation to redeem such holder's units.

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

        Further, cumulative voting for governors is not allowed, which makes it substantially less likely that a minority of members could elect a member to the board of governors. Members do not have dissenter's rights. This means that they will not have the right to dissent and seek payment for their units in the event we merge, consolidate, exchange or otherwise dispose of all or substantially all of our property. Holders of units who are not members have no voting rights. These provisions may limit the ability of members to change the governance and policies of our company.

All members will be bound by actions taken by members holding a majority of our units, and because of the restrictions on transfer and lack of dissenters' rights, members could be forced to hold a substantially changed investment.

        We cannot engage in certain transactions, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, without the approval of our members. However, if holders of a majority of our units approve a transaction, then all members will also be bound to that transaction regardless of whether that member agrees with or voted in favor of the transaction. Under our member control agreement, members will not have any dissenters' rights to seek appraisal or payment of the fair value of their units. Consequently, because there is no public market for the units, members may be forced to hold a substantially changed investment.

Risks Related to Tax Issues in a Limited Liability Company

        EACH UNIT HOLDER SHOULD CONSULT THE INVESTOR'S OWN TAX ADVISOR WITH RESPECT TO THE FEDERAL AND STATE TAX CONSEQUENCES OF AN INVESTMENT IN

HERON LAKE BIOENERGY, LLC AND ITS IMPACT ON THE INVESTOR'S TAX REPORTING OBLIGATIONS AND LIABILITY.

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

        As a partnership for federal income tax purposes, all of our profits and losses "pass-through" to our unit holders. You must pay tax on your allocated share of our taxable income every year. You may incur tax liabilities from allocations of taxable income for a particular year or in the aggregate that exceed any cash distributions you receive in that year or in the aggregate. This may occur because of various factors, including but not limited to, accounting methodology, the specific tax rates you face, and payment obligations and other debt covenants that restrict our ability to pay cash distributions. If this occurs, you may have to pay income tax on your allocated share of our taxable income with your own personal funds.

You may not be able to fully deduct your share of our losses or your interest expense.

        It is likely that your interest in us will be treated as a "passive activity" for federal income tax purposes. In the case of unit holders who are individuals or personal services corporations, this means that a unit holder's share of any loss incurred by us will be deductible only against the holder's income or gains from other passive activities, e.g., S corporations and partnerships that conduct a business in which the holder is not a material participant. Some closely held C corporations have more favorable passive loss limitations. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. Upon disposition of a taxpayer's entire interest in a passive activity to an unrelated person in a taxable transaction, suspended losses with respect to that activity may then be deducted.

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

You may be subject to federal alternative minimum tax

        Individual taxpayers are subject to an "alternative minimum tax" if that tax exceeds the individual's regular income tax. For alternative minimum tax purposes, an individual's adjusted gross income is increased by items of tax preference. We may generate such preference items. Accordingly, preference items from our operations together with other preference items you may have may cause or increase an alternative minimum tax to a unit holder. You are encouraged and expected to consult with your individual tax advisor to analyze and determine the effect on your individual tax situation of the alternative minimum taxable income you may be allocated, particularly in the early years of our operations.

Preparation of your tax returns may be complicated and expensive.

        The tax treatment of limited liability companies and the rules regarding partnership allocations are complex. We will file a partnership income tax return and will furnish each unit holder with a Schedule K-1 that sets forth our determination of that unit holder's allocable share of income, gains, losses and deductions. In addition to United States federal income taxes, unit holders will likely be subject to other taxes, such as state and local taxes, that are imposed by various jurisdictions. It is the responsibility of each unit holder to file all applicable federal, state and local tax returns and pay all applicable taxes. You may wish to engage a tax professional to assist you in preparing your tax returns and this could be costly to you.

Any audit of our tax returns resulting in adjustments could result in additional tax liability to you.

        The IRS may audit our tax returns and may disagree with the positions that we take on our returns or any Schedule K-1. If any of the information on our partnership tax return or a Schedule K-1 is successfully challenged by the IRS, the character and amount of items of income, gains, losses, deductions or credits in a manner allocable to some or all our unit holders may change in a manner that adversely affects those unit holders. This could result in adjustments on unit holders' tax returns and in additional tax liabilities, penalties and interest to you. An audit of our tax returns could lead to separate audits of your personal tax returns, especially if adjustments are required.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed our ethanol plant, which also includes corn, coal, ethanol, and distillers' grains storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters. Our address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175. Pursuant to an asset purchase agreement dated January 22, 2013, we have agreed to sell substantially all of our assets to Guardian Energy Heron Lake, LLC ("Guardian"), other than the elevator and grain storage facilities sold to FCA Co-op as described below. Under the terms of the asset purchase agreement with Guardian, the purchase price for the acquired assets is $55 million, payable in cash, plus the value of certain net working capital items at closing, less the amount we owe as of the closing date under certain debt obligations to be assumed by Guardian. We expect the value of our net working capital to be approximately $1.5 million at closing and the aggregate amount of liabilities to be assumed by Guardian to be $4.4 million at closing, which will reduce the purchase price. We expect to close the transaction with Guardian on or before March 31, 2013, or as soon as practicable following satisfaction or waiver of all closing conditions specified in the asset purchase agreement.

        Through our wholly owned subsidiary, Lakefield Farmers Elevator, LLC, we also owned elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota. The elevator and grain storage facilities at each location have grain handling equipment and both upright and flat storage capacity. The storage capacity of the Lakefield, Minnesota facility is approximately 1.9 million bushels and the storage capacity of the Wilder, Minnesota facility is approximately 900,000 bushels. Pursuant to an asset purchase agreement dated January 3, 2013, Lakefield Farmers Elevator, LLC agreed to sell substantially all of its assets consisting of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota to FCA Co-op for $3.75 million plus the purchase price for corn and fuel inventory. The sale to FCA Co-op closed on February 1, 2013.

        All of our real property is subject to mortgages in favor of AgStar as security for loan obligations.

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

        If the members approve the dissolution of the Company, no transfers of Units will be permitted.

Holders of Record

        As of February 11, 2013, there were 38,622,107 Class A units outstanding and held of record by 1,161 persons. There are no other classes of units outstanding. As of October 31, 2012 and February 11, 2013, there were no outstanding options or warrants to purchase, or securities convertible into, our units.

Distributions

        To date, we have not made any distributions to our members. Our master loan agreement with AgStar Financial Services, PCA currently materially limits our ability to make distributions, other than tax distributions, to our members and is likely to limit materially the future payment of distributions. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments. If our financial performance and loan covenants further permit, we intend to make distributions in excess of those amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

        For a further description of the limitations on our ability to make distributions to our members, please see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the notes to our audited consolidated financial statements.

Securities Authorized for Issuance under Equity Compensation Plans

        There are no "compensation plans" (including individual compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

        The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the balance sheets as of October 31, 2012 and 2011 and the statements of operations data for the years ended October 31, 2012, 2011, and 2010 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the balance sheet as of October 31, 2010, 2009 and 2008 and the statements of operations data for the years ended October 31, 2009 and 2008 were derived from audit financial statements filed previously.

        This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Item 7 and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

	Fiscal Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008
Statement of Operations Data:
Revenues	$168,659,935	$164,120,375	$110,624,758	$88,304,596	$131,070,642
Cost of goods sold	166,529,283	157,163,624	103,690,208	90,857,247	114,411,541

Gross profit (loss)	2,130,652	6,956,751	6,934,550	(2,552,651)	16,659,101
Operating expenses	(3,171,331)	(3,613,465)	(3,857,492)	(4,515,476)	(3,351,252)
Impairment charge	(27,844,579)	—	—	—	—
Settlement income (expense)	(900,000)	—	2,600,000	—	—

Operating income (loss)	(29,785,258)	3,343,286	5,677,058	(7,068,127)	13,307,849
Other expense	(2,567,385)	(2,800,269)	(3,993,537)	(4,261,307)	(4,689,810)

Net income (loss) before noncontrolling interest	(32,352,643)	543,017	1,683,521	(11,329,434)	8,618,039
Noncontrolling income (loss)	353,019	(27,838)	—	—	—

Net income (loss)	$(32,705,662)	$570,855	$1,683,521	$(11,329,434)	$8,618,039

Weighted average units outstanding	38,510,066	33,391,636	28,141,942	27,104,625	27,104,625
Net income (loss) per unit—Basic and diluted	$(0.85)	$0.02	$0.06	$(0.42)	$0.32

	As of
	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008
Balance Sheet Data:
Assets:
Current assets	$7,538,782	$14,237,942	$18,254,313	$12,926,672	$27,223,185
Property and equipment	58,099,286	88,592,945	89,803,647	98,560,605	103,882,039
Other assets	942,951	1,303,037	1,482,617	1,602,000	2,295,586

Total assets	$66,581,019	$104,133,924	$109,540,577	$113,089,277	$133,400,810

Current liabilities	$45,000,237	$7,807,727	$60,034,589	$69,059,727	$23,552,096
Long-term debt	4,031,335	46,844,912	4,068,716	4,775,804	59,265,534
Members' equity	17,549,447	49,481,285	45,437,272	39,253,746	50,583,180

Total liabilities and members' equity	$66,581,019	$104,133,924	$109,540,577	$113,089,277	$133,400,810

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under "Risk Factors" in Part I, Item 1A of this Form 10-K. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

        We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2012.

Overview

        Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers' grains (DDGS) per year. Production of ethanol and distillers' grains at the plant began in September 2007. We began recording revenue from plant production in October 2007, the last month of our fiscal year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers' grains (DGS) locally, and throughout the continental United States. Our subsidiary, Lakefield Farmers Elevator, LLC, has grain facilities at Lakefield and Wilder, Minnesota. Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company's ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

        Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2008 and continuing into fiscal 2012, it appears ethanol prices tended to move up and down proportionately, with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages. As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2012, the market price of ethanol and corn were extremely volatile. The price of corn hit a high of $8.32 per bushel in August and a low of $5.51 per bushel in June, while the price of ethanol fluctuated from a high of $2.87 per gallon in November and a low of $1.86 per gallon in June.

Pending Asset Sales, Forbearance Agreement and Plan of Dissolution

        Pursuant to an asset purchase agreement dated January 22, 2013, we have agreed to sell substantially all of our assets to Guardian Energy Heron Lake, LLC ("Guardian"), other than the elevator and grain storage facilities to be sold to FCA Co-op as described below. Under the terms of the asset purchase agreement with Guardian, the purchase price for the acquired assets is $55 million, payable in cash, plus the value of certain net working capital items at closing, less the amount we owe as of the closing date under certain debt obligations to be assumed by Guardian. We expect the value of our net working capital to be approximately $1.5 million at closing and the aggregate amount of liabilities to be assumed by Guardian to be $4.4 million at closing, which will reduce the purchase price. We expect to close the transaction with Guardian on or before March 31, 2013, or as soon as practicable following satisfaction or waiver of all closing conditions specified in the asset purchase agreement. One condition to the closing of the sale transaction with Guardian is the approval of our members and we will call a Special Meeting of Members for this purpose.

        Through our wholly owned subsidiary, Lakefield Farmers Elevator, LLC, we also owned elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota. Pursuant to an asset purchase agreement dated January 3, 2013, Lakefield Farmers Elevator, LLC agreed to sell substantially all of its assets consisting of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota to FCA Co-op for $3.75 million plus the purchase price for corn and fuel inventory. On February 1, 2013 the sale to FCA Co-op was closed.

        On February 12, 2013, we entered into a second amended and restated forbearance agreement with AgStar Financial Services, PCA ("AgStar"). Under the forbearance agreement, AgStar agreed to forbear from exercising its legal and contractual rights and remedies provided in the loan documents and by applicable law, including, but not limited to, the right to foreclose the real estate mortgages and security agreements and to obtain the appointment of a receiver pursuant to applicable law, until March 31, 2013 in order to permit us to close on the transactions contemplated by the asset purchase agreement with Guardian and the asset purchase agreement with FCA Co-op. On February 1, 2013, we completed the sale of substantially all the assets of Lakefield Farmers Elevator, LLC to FCA Co-op pursuant to the terms of the asset purchase agreement.

        Under the forbearance agreement, it is an event of default, among other things, if we fail to close (i) on the sale of our grain storage and handling facilities as contemplated by asset purchase agreement dated January 3, 2013 with FCA Co-op on or before February 28, 2013 or (ii) on the sale of our ethanol plant assets to Guardian Energy Heron Lake, LLC on or before March 31, 2013.

        The closing of each of the asset purchase agreements with FCA-Co-op and Guardian Energy Heron Lake, LLC is subject to the satisfaction or waiver of various conditions. We cannot guarantee that we will be able to satisfy the closing conditions set forth in the respective asset purchase agreements or that we will be able to satisfy these conditions in time for a closing by the dates AgStar requires under the forbearance agreement.

        Accordingly, if the sale of our ethanol plant assets is not closed by the respective date stated above for any reason, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business. We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

        Further, our Board of Governors has determined that Heron Lake BioEnergy, LLC should be dissolved and liquidated completely after the consummation of the transaction with Guardian. In this respect, the Board of Governors approved a Plan of Liquidation and Dissolution (the "Plan of Dissolution") on January 22, 2013. The Plan of Dissolution is conditioned on the consummation of the transaction with Guardian and obtaining approval of the Plan of Dissolution by our members at the Special Meeting of Members to approve the transaction with Guardian.

Trends and Uncertainties Impacting Our Operations

        Our current results of operation are affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things.

        These same factors will affect our future results of operations if we do not dissolve and liquidate pursuant to the Plan of Dissolution. Other factors that may affect our future results of operation include those factors discussed in "Item 1. Business" and "Item 1A. Risk Factors."

Critical Accounting Estimates

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate. As a result of our review of long-lived assets for impairment at October 31, 2012, we recorded an impairment charge of approximately $27.8 million.

        We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential market value losses. We have estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand during 2011 where the price of corn exceeded the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers' grains and corn. For the years ended 2012, 2011 and 2010 we recognized a lower of cost or market losses of approximately $0, $1,592,000 and $904,000, respectively.

Fiscal Year Ended October 31, 2012 Compared to Fiscal Year Ended October 31, 2011

        The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenues	$168,659,935	100.0	$164,120,375	100.0
Cost of Goods Sold	166,529,283	98.7	157,163,624	95.8

Gross Profit	2,130,652	1.3	6,956,751	4.2
Operating Expenses	3,171,331	1.9	3,613,465	2.2
Impairment Charge	27,844,579	16.5	—	0.0
Settlement Expense	900,000	0.5	—	0.0

Operating Income (Loss)	(29,785,258)	(17.7)	3,343,286	2.0
Other Expense	(2,567,385)	(1.5)	(2,800,269)	(1.7)

Net Income (Loss) before noncontrolling interest	(32,352,643)	(19.2)	543,017	0.4
Noncontrolling Income (Loss)	353,019	(0.2)	(27,838)	0.0

Net Income (Loss)	$(32,705,662)	(19.4)	$570,855	0.3

Revenues

        Ethanol revenues during the fiscal year ended October 31, 2012 were approximately $128.6 million, comprising 76% of our revenues, as compared to approximately $130.6 million during the fiscal year ended October 31, 2011, representing 80% of our revenues.

        For the year ended October 31, 2012, we sold approximately 58.2 million gallons of ethanol at an average price of $2.21 per gallon. For the year ended October 31, 2011, we sold approximately 53.4 million gallons of ethanol at an average price of $2.45 per gallon. The price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil. The price was also affected by federal RFS blending mandates.

        We may hedge anticipated ethanol sales through a variety of mechanisms. Our marketers, whether C&N or Gavilon, are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce. Losses or gains on ethanol derivative instruments recorded in a particular period are reflected in revenue for that period. For the years ended October, 31, 2012 and 2011, we recorded losses of approximately $0 and $24,000, respectively, related to ethanol derivative instruments. There are timing differences in the recognition of losses or gains on derivatives as compared to the corresponding sale of ethanol.

        We expect to see fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard's blending requirements, the supply is also expected to increase as additional production facilities are completed or increase production. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages, as they were in our fiscal year 2012. Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

        Total sales of DGS during fiscal years 2012 and 2011 equaled approximately $33.2 million and $24.8 million, respectively, comprising 20% and 15% of our revenues for fiscal years 2012 and 2011, respectively. In fiscal years 2012 and 2011, we sold approximately 146,000 tons and 136,000 tons, respectively, of dried distillers' grain. The average price we received for distillers' grain was approximately $215 per ton in fiscal year 2012 and approximately $176 per ton in fiscal year 2011.

        Prices for distillers' grains are affected by a number of factors beyond our control such as the supply of and demand for distillers' grains as an animal feed and prices for competing feeds. We believe that current market prices for distillers' grains are approaching levels that can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers' grains and the supply of distillers' grains remains relatively stable. On the other hand, if competing commodity price values retreat and distillers' supplies increase due to growth in the ethanol industry, distillers' grains prices may decline.

Cost of Goods Sold

        Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales), natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply. We are able to store corn that we purchase in our elevators in Lakefield and Wilder, Minnesota, as well as in on-site storage at the plant.

        Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 98.7% and 95.8% for the fiscal years ended October 31, 2012 and October 31, 2011, respectively. The per bushel cost of corn purchased increased approximately 10.0% in the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. Cost of goods sold includes lower of cost or market adjustments of approximately $1.6 million for the fiscal year ended October 31, 2011. There were no such losses for the fiscal year ended October 31, 2012. We had gains and losses related to corn derivative instruments of approximately $1.1 million and $0.4 million for the fiscal year ended October 31, 2012 and 2011, respectively, which changed cost of sales. In summary, lower of cost or market adjustments decreased approximately $1.6 million for the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. The 10.0% increase in the per bushel cost of corn outweighed the 10.0% decrease in the per gallon sales price of ethanol which caused the increase in the cost of goods sold as a percent of revenues for the fiscal year ended October 31, 2012. Our gross margin for the fiscal year ended October 31, 2012 decreased to 1.3% from 4.2% for the fiscal year ended October 31, 2011.

        The cost of corn fluctuates based on supply and demand, which, in turn, is affected by a number of factors that are beyond our control. We expect our gross margin to fluctuate in the future based on the relative prices of corn and fuel ethanol. We use futures and options contracts to minimize our exposure to movements in corn prices, but there is no assurance that these hedging strategies will be effective. Through October 31, 2012, none of our derivative contracts were designated as hedges and, as a result, changes to the market value of these contracts were recognized as an increase or decrease to our costs of goods sold. As a result, gains or losses on derivative instruments do not necessarily coincide with the related corn purchases. This may cause fluctuations in cost of goods sold. While we do not use hedge accounting to match gains or losses on derivative instruments, we believe the derivative instruments provide an economic hedge.

Operating Expenses

        Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant. These expenses were $3.1 million for the fiscal year ended October 31, 2012, down 12.0% from $3.6 million for the fiscal year ended October 31, 2011. These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period. The decline in operating expenses was primarily due to a reduction in professional fees. The Company recorded an impairment charge of approximately $27.8 million as of October 31, 2012. The impairment charge was recorded after analysis by the Company whereby the fair value of long-lived assets was less than the carrying value. There was no similar impairment in 2011. The Company also recorded settlement expense of $900,000 related to a dispute with its former coal supplier.

Operating Income

        Our loss from operations for fiscal year 2012 was $29.8 million compared to operating income of $3.3 million for fiscal year 2011. The operating loss for fiscal year 2012 includes the impairment charge of $27.8 million.

Other Income and (Expense)

        Other expense consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2012, which was down as compared to fiscal year 2011, is dependent on the balances outstanding and interest rate fluctuations. As of October 31, 2012, debt balances were down 9% as compared to balances at October 31, 2011, which was the main factor in the loan interest expense. Balances on our revolving term note were $4.2 million at October 31, 2012 as compared to $6.9 million at October 31, 2011. In May 2008, we locked in an interest rate of 6.58% on $45.0 million of the note for three years ending April 30, 2011. As of May 1, 2011 the outstanding balance on the term note was subject to a variable rate based on LIBOR plus 3.25%.

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

        The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenues	$164,120,375	100.0	$110,624,758	100.0
Cost of Goods Sold	157,163,624	95.8	103,690,208	93.7

Gross Profit	6,956,751	4.2	6,934,550	6.3
Operating Expenses	3,613,465	2.2	3,857,492	3.5
Settlement Income	—	0.0	2,600,000	2.4

Operating Income (Loss)	3,343,286	2.0	5,677,058	5.1
Other Expense	(2,800,269)	(1.7)	(3,993,537)	(3.6)

Net Income before noncontrolling interest	543,017	0.4	1,683,521	1.5
Noncontrolling Loss	(27,838)	0.0	—	0.0

Net Income	$570,855	0.3	$1,683,521	1.5

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

        We may hedge anticipated ethanol sales through a variety of mechanisms. Our marketers, whether C&N or Gavilon, are obligated to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce. Losses or gains on ethanol derivative instruments recorded in a particular period are reflected in revenue for that period. For the years ended October, 31, 2011 and 2010, we recorded losses of approximately $20,000 and $200,000, respectively, related to ethanol derivative instruments. There are timing differences in the recognition of losses or gains on derivatives as compared to the corresponding sale of ethanol.

        We expect to see fluctuations in ethanol prices over the next fiscal year. While the demand for ethanol is expected to continue since gasoline blenders will need increasing amounts of ethanol to meet the Renewable Fuels Standard's blending requirements, the supply is also expected to increase as additional production facilities are completed or increase production. In addition, low prices for petroleum and gasoline will exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices remain substantially higher than historic averages, as they were in our fiscal year 2011. Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.

        Total sales of DGS during fiscal years 2011 and 2010 equaled approximately $24.8 million and $13.0 million, respectively, comprising 15% and 12% of our revenues for fiscal years 2011 and 2010, respectively. In fiscal years 2011 and 2010, we sold approximately 136,000 tons and 119,000 tons, respectively, of dried distillers' grain. The average price we received for distillers' grain was approximately $176 per ton in fiscal year 2011 and approximately $99 per ton in fiscal year 2010.

        Prices for distillers' grains are affected by a number of factors beyond our control such as the supply of and demand for distillers' grains as an animal feed and prices for competing feeds. We believe that current market prices for distillers' grains are approaching levels that can be sustained long-term as long as the prices of competing animal feeds remain steady or increase, livestock feeders continue to create demand for alternative feed sources such as distillers' grains and the supply of distillers' grains remains relatively stable. On the other hand, if competing commodity price values retreat and distillers' supplies increase due to growth in the ethanol industry, distillers' grains prices may decline.

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

Operating Income

        Our income from operations for fiscal year 2011 totaled $3.3 million compared to fiscal year 2010 operating income of approximately $5.7 million. We experienced a decrease in operating income in fiscal year 2011 compared to 2010 due primarily to the impact of $2.6 million in settlement income.

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

Liquidity and Capital Resources

        As of October 31, 2012, we had cash and equivalents (other than restricted cash) of approximately $653,000, current assets of approximately $7.5 million and total assets of approximately $66.6 million.

        Our principal sources of liquidity consist of available borrowings under our master loan agreement with AgStar, cash provided by operations, and cash and cash equivalents on hand. Under the master loan agreement with AgStar, we have two forms of debt: a term note and a revolving term note. The total indebtedness to AgStar at October 31, 2012 was $40.8 million, consisting of $36.6 million under the term note and $4.2 million under the revolving term note. Our revolving term note allowed borrowing up to $7.5 million subject to letters of credit outstanding. Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Please see "Credit Arrangements—Credit Arrangement with AgStar" for a description of our indebtedness and agreements relating to our indebtedness with AgStar. We have also raised $3.5 million in equity in fiscal 2011 and another $0.7 million in November 2011; the proceeds of these offerings were used for operating working capital purposes.

        Historically, our cash and cash generated from operations have been insufficient to fund our capital needs and operating expenses, primarily due to the volatility in the ethanol and corn markets reducing or eliminating profit margins. Accordingly, we have relied on available borrowing under our agreement with AgStar for capital necessary to fund our business.

        As of October 31, 2012, we were in default of covenants of our master loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. We also failed to make monthly principal payments to AgStar on December 1, 2012, January 1, 2013, and February 1, 2013 and will not make the required monthly principal payment on March 1, 2013. As a result of these actual and anticipated events of default, our lower than desired working capital, and the continued volatility in commodity prices, there is substantial doubt about our ability to continue as a going concern.

        On February 12, 2013, we entered into a second amended and restated forbearance agreement with AgStar. Under the forbearance agreement, AgStar agreed to forbear from exercising its legal and contractual rights and remedies provided in the loan documents and by applicable law, including, but not limited to, the right to foreclose the real estate mortgages and security agreements and to obtain the appointment of a receiver pursuant to applicable law, until March 31, 2013 in order to permit us to close on the transactions contemplated by the asset purchase agreement with Heron Lake Guardian, LLC ("Guardian") for the sale of our ethanol plant assets and the asset purchase agreement with FCA Co-op for the sale of the grain storage and handling facilities of our subsidiary, Lakefield Farmers Elevator, LLC.

        Under the forbearance agreement, it is an event of default, among other things, if we fail to close (i) on the sale of our grain storage and handling facilities as contemplated by asset purchase agreement dated January 3, 2013 with FCA Co-op on or before February 28, 2013 or (ii) on the sale of our ethanol plant assets to Guardian on or before March 31, 2013. On February 1, 2013, we completed the sale of substantially all the assets of Lakefield Farmers Elevator, LLC to FCA Co-op pursuant to the terms of the asset purchase agreement.

        Accordingly, if the sale of our ethanol plant assets is not closed by the respective date stated above for any reason, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business. We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

        The asset sale to Guardian is the result of a review of strategic alternatives for our company by the Board in light of financial exigencies facing us. Management has not developed any plan to improve our liquidity and capital resource position apart from the sale of assets to FCA Co-op and Guardian, followed by the complete dissolution and liquidation of Heron Lake BioEnergy, LLC after the consummation of the transaction with Guardian. In this respect, the Board of Governors approved the Plan of Dissolution on January 22, 2013. The Plan of Dissolution is conditioned on the consummation of the transaction with Guardian and obtaining approval of the Plan of Dissolution by our members at the Special Meeting of Members to approve the transaction with Guardian.

        If we complete the asset sale to Guardian and our members approve the Plan of Dissolution, the Plan of Dissolution will become effective. Thereafter, we will cease to do business and will not engage in any business activities except for the purpose of liquidating our remaining assets, paying any debts and obligations, distributing the remaining assets to members, and doing other acts required to liquidate and wind up our business and affairs.

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

        Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments. During the fiscal year ended October 31, 2012, we used cash to make principal payments of approximately $6.9 million against our debt.

        The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31
	2012	2011	2010
Net cash provided by (used in) operating activities	$398	$14,258	$(202)
Net cash used in investing activities	(1,561)	(4,493)	(519)
Net cash used in financing activities	(5,324)	(4,148)	(940)

Net increase (decrease) in cash and equivalents	$(6,487)	$5,617	$(1,661)

        During the twelve months ended October 31, 2012, we received $398,000 in cash for operating activities. This consists primarily of generating a net loss of $32.7 million plus non-cash expenses and charges including depreciation and amortization expense, and impairment charges of $33.5 million and net cash uses for changes in other current assets and liabilities.

        During the twelve months ended October 31, 2012, we used approximately $1.6 million for investing activities primarily to pay for capital expenditures which included costs for the corn oil separation system.

        During the twelve months ended October 31, 2012, we used approximately $5.3 million from financing activities consisting primarily of payments on our long term debt of approximately $6.9 million. Offsetting cash sources from financing activities included member contributions and modest borrowing.

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

Contractual Obligations

        The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2012:

	Total	Less than One Year	One to Three Years	Four to Five Years	Greater Than Five Years
Long-term debt obligations(1)	$48,552,760	$43,940,563	$2,289,784	$907,730	$1,414,683
Operating lease obligations	5,583,738	1,589,842	2,259,856	1,664,740	69,300
Purchase obligations(2)	264,000	132,000	132,000	—	—

Total contractual obligations	$54,400,498	$45,662,405	$4,681,640	$2,572,470	$1,483,983

(1)
Long-term debt obligations include estimated interest and interest on unused debt.

(2)
Purchase obligations primarily include forward contracts for natural gas.

Off Balance-Sheet Arrangements

        We have no off balance-sheet arrangements.

Credit Arrangements

Credit Arrangements with AgStar

        We have entered into an amended and restated master loan agreement with AgStar Financial Services, PCA ("AgStar") under which we have two forms of debt as of September 1, 2011: a five-year term loan initially amounting of $40,000,000 and a five-year term revolving loan commitment in the amount of $8,008,689, which, according to the loan agreement was reduced to $7,508,689 as of September 1, 2012.

        AgStar has been granted a security interest in substantially all of the assets of Heron Lake BioEnergy and its subsidiary, Lakefield Farmers Elevator, LLC. We also assigned to AgStar our interest in our agreements for the sale of ethanol and distillers grains, and for the purchases of natural gas, corn and electricity, as well as our design-build agreement with Fagen, Inc. AgStar also received a mortgage relating to our real property and that of Lakefield Farmers Elevator. The security interest and mortgage relating to the property of Lakefield Farmers Elevator was released in connection with the sale of assets on February 1, 2013 by Lakefield Farmers Elevator.

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

        Please see the discussion above in "Liquidity and Capital Resources" regarding our failure to comply with covenants of the master loan agreement and payment defaults and the impact of these defaults on our liquidity and capital resources. Please also see "Forbearance Agreement" below for a description of our amended and restated forbearance agreement with AgStar, as amended on February 12, 2013.

  Term Note

        The Fifth Amended and Restated Master Loan Agreement and related loan documents with AgStar replaced and superseded the Company's existing loan agreements, related loan documents and the amended forbearance agreements effective September 1, 2011. Under the Fifth Amended and Restated Master Loan Agreement the Company has a five-year term loan in the amount of $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%. The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.

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

        Amounts available under the revolving term note are reduced by outstanding standby letters of credit. The Company does have a $600,000 outstanding standby letter of credit at October 31, 2011 and 2012.

  Line of Credit

        In September 2011, the Company negotiated a new debt agreement with AgStar that superseded past agreements, including the forbearance agreements. This new debt agreement extends the maturity date of the loans, increases the potential available balance on the revolving portion of the long-term debt, and allows the Company to reclassify the debt to long-term. As part of this new agreement, the Company repaid in full the line of credit with AgStar in September 2011. The repayment of the line of credit was done as part of the change in ethanol and distillers marketers to Gavilon, LLC ("Gavilon") in September 2011. Gavilon will also assume responsibility for certain risk management activities for the Company and will carry certain raw material and finished goods inventory rather than the Company. With the transition to Gavilon, the Company sold certain inventory to Gavilon in order to pay in full the $3.5 million outstanding on line of credit in September 2011.

  Forbearance Agreement

        On February 12, 2013, we entered into a second amended and restated forbearance agreement with AgStar that provides for a forbearance period until March 31, 2013 relating to certain covenant defaults and required monthly principal installment payments. We previously entered into a forbearance agreement with AgStar dated December 21, 2012, which was amended and restated on January 22, 2013. Below is a description of the January 22, 2013 amended and restated forbearance agreement, as amended on February 12, 2013.

        Under the forbearance agreement, AgStar agreed to forbear from exercising its legal and contractual rights and remedies provided in the loan documents and by applicable law, including, but not limited to, the right to foreclose the real estate mortgages and security agreements and to obtain the appointment of a receiver pursuant to applicable law, until March 31, 2013 (the "Forbearance Period") in order to permit the Company to close on the transactions contemplated by the asset purchase agreement dated January 22, 2013 between us and Guardian (the "Ethanol Plant APA") and the asset purchase agreement between us and FCA Co-op (the "Elevator APA"). The Elevator APA transactions closed on February 1, 2013. In exchange for this forbearance, we agreed to use our best commercial efforts to close on the sale of substantially all of its assets pursuant to the terms of the Ethanol Plant APA and the Elevator APA and use the proceeds received upon the closing of the transactions contemplated under the Elevator APA and the Ethanol Plant APA, in the following order:

              i.  first, to pay the costs associated with the closing of such transactions;

             ii.  second, to pay the costs, fees and expenses incurred by, or due to AgStar under or related to the forbearance agreement;

            iii.  third, to pay all late charges and other costs, fees and expenses due under the master loan agreement, term note and revolving term note and other loan documents; and

            iv.  finally to repay the outstanding principal balance and accrued interest under the term note and revolving term note, in such order and manner as AgStar shall determine in its sole and absolute discretion.

        The parties also agreed in the forbearance agreement that interest shall continue to accrue on the unpaid principal balance of the notes at the rates provided in the loan documents (including, as applicable, interest at the default rate specified in the loan documents) and, prior to closing on the transactions contemplated by the Ethanol Plant APA and the Elevator APA, the Company shall pay to AgStar all regularly scheduled periodic payments of interest required under the MLA and Notes on each Monthly Payment Date. Additionally, advances under the revolving term note may only be advanced to the Company for the purpose of funding normal operating expenses pending the closing of the transactions contemplated by the Ethanol Plant APA and Elevator APA, including the payment of interest to AgStar in accordance with the forbearance agreement. Such advances may not exceed $1,750,000. Any request for advances on the Revolving Note is subject to the terms and conditions set forth in the MLA and no advances will be made by AgStar after March 31, 2013.

        Upon the occurrence of any one or more of the following Events of Default under the forbearance agreement, the entire unpaid balance of the loans, including all unpaid principal, accrued interest, default charges and costs and expenses incurred by AgStar in connection with the loans, shall be immediately due and payable by us and AgStar may, in its sole discretion, and without further demand or notice to us, protect and enforce all of its legal, contractual and equitable rights and remedies under the loan documents and the forbearance agreement. For purposes of the forbearance agreement, Event of Default means:

  •
  any Event of Default under the loan documents first occurring after January 22, 2013 (excluding Events of Default relating to the matters expressly set forth in the forbearance agreement);

  •
  our failure to pay, when due, any amounts required to be paid under the forbearance agreement, including any amounts owed on the expiration of the Forbearance Period, provided that failure to make the required monthly installment of principal required by the Notes on February 1 and March 1, 2013 shall not constitute a payment default;

  •
  our failure to observe or perform any covenant, condition, or agreement to be observed or performed under the forbearance agreement for a period of five (5) Business Days after written notice, specifying such default and requesting that it be remedied, provided however that no

    Event of Default shall be deemed to exist if, within said five (5) day period, we have commenced appropriate action to remedy such failure and shall diligently and continuously pursue such action until such cure is completed, unless such cure is or cannot be completed within thirty (30) days after written notice shall have been given;

  •
  our failure to close on the transaction contemplated by the Elevator APA on or before February 28, 2013 (the closing of the Elevator APA transactions occurred on February 1, 2013);

  •
  our failure to close on the transaction contemplated by the Ethanol Plant APA on or before March 31, 2013;

  •
  our filing of a petition in bankruptcy or for reorganization or for an arrangement pursuant to any present or future state or federal bankruptcy law or under any similar federal or state law, or having an order for relief pursuant to 11 U.S.C. § 303 entered in any such proceeding brought by any other creditor, or making a general assignment for the benefit of our creditors;

  •
  the commencement of foreclosure or other proceeding to obtain possession of our real property and/or the collateral, whether by judicial proceeding, self-help, repossession, garnishment, execution or any other method, by any creditor of the company; and

  •
  our failure to deliver to AgStar on each Friday during the term of the forbearance agreement: (i) weekly financial and operating reports, including without limitation its statements of cash flows and income statements, (ii) a weekly budget forecast for the operation of the Project, and (iii) such other reports relating to the financial condition or operation of the our ethanol plant, in each case in a form and substance acceptable to AgStar in its sole discretion.

        We may not make any distributions prior to the closing of the transactions contemplated by the Ethanol Plant APA and the Elevator APA. In connection with the forbearance agreement, we paid a forbearance fee of $10,000, plus all other costs and expenses incurred by AgStar in connection with the preparation, negotiation and execution of the forbearance agreement, including, without limitation, reasonable attorneys' fees.

Other Credit Arrangements

        In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

        In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2012 and 2011, there was a total of $2.9 million and $3.2 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

        In November 2007, we entered into a shared savings contract with Interstate Power and Light Company ("IPL"), our electrical service provider. Under the agreement, IPL is required to pay $1,850,000 to fund project costs for the purchase and installation of electrical equipment. In exchange, we are required to share a portion of the energy savings with IPL that may be derived from the decreased energy consumption from the new equipment. We are required to pay IPL approximately $30,000 for the first thirteen billing cycles, $140,000 at the end of the thirteenth billing cycle, and thereafter, approximately $30,000 for the remainder of the billing cycles. These amounts represent IPL's portion of the shared savings. We also granted IPL a security interest in the electrical equipment to be installed on our site. The shared savings contract expires December 31, 2012.

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

        To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2012 and 2011 were $368,750 and $443,750, respectively.

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

Interest Rate Risk

        We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a variable term note and a revolving term note. The specifics of these notes are discussed in greater detail in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        A sensitivity analysis has been prepared to estimate our exposure to ethanol and corn price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and average ethanol price as of October 31, 2012, net of the forward and future contracts used to hedge our market risk for corn usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2012. As of October 31, 2012, none of our corn usage or our ethanol sales over the next 12 months was subject to fixed price or index contracts where a price has been established with an exchange. Other procurement and sales options including basis or index contracts without a price established on the exchange, for both corn and ethanol, are not included in this analysis. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2012	Approximate Adverse Change to Income
Ethanol	58.2 million	Gallons	10%	$12 million
Corn	20.1 million	Bushels	10%	$14 million

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements are included in this Annual Report on Form 10-K beginning at the "F" page noted:

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        We maintain a system of "disclosure controls and procedures," as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

        Our Chief Executive Officer, Robert J. Ferguson, and our Chief Financial Officer, Michael L. Mattison, have evaluated our disclosure controls and procedures as of October 31, 2012. Based upon their review, they have concluded that our disclosure controls and procedures were not effective as of October 31, 2012 due to a material weakness in internal control over financial reporting relating to the errors in pricing ethanol and distillers grains revenue and the effects of this revenue recognition error upon the financial statements and reports. This material weakness resulted in a restatement of the unaudited condensed consolidated financial statements for the quarter ended July 31, 2012.

        Our management plans to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and procedures related to pricing of contracts. We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that this weakness is corrected and remediated. No material weakness is considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

(b) Management's Report on Internal Control over Financial Reporting

The Board of Directors and Members of Heron Lake BioEnergy, LLC:

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        In conducting the aforementioned evaluation, management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2012 due to a material weakness in internal control over financial reporting relating to revenue recognition as described in paragraph (a) to this Item 9A.

(c) Changes in Internal Controls Over Financial Reporting

        There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Governors

        Under our Member Control Agreement, the number of Governors serving the Company is set at nine (9) Governors, including both appointed and elected Governors. Governors that are elected by Members are currently divided into three classes, with the terms of the Governors staggered such that one-third of the Governors (or as nearly as possible) are elected annually by the Members at each Annual Meeting. As the term of each class expires, the successors to the Governors in that class are elected for a three-year term and until their successors are duly elected and qualified, or until their earlier death, resignation or removal.

        Under our current Member Control Agreement, any Member who, together with such Member's affiliates, holds 9% or more of the Units outstanding is entitled to appoint one Governor to the Board for every 9% of Units held, up to the right to appoint a maximum of four Governors by any Member who, together with such Member's affiliates, holds 36% or more of the Units outstanding but less than a majority of the Units outstanding. No Member who, together with such Member's affiliates, holds 45% or more of the Units outstanding but less than a majority of the Units outstanding is entitled to appoint a majority of the Governors to the Board, notwithstanding the fact that such Member together with such Member's affiliates owns 45% or more but less than a majority of the Units outstanding. Any Member who, together with such Member's affiliates, holds a majority of the Units outstanding is entitled to appoint a majority of the Governors (five Governors) to the Board of Governors. Project Viking, LLC owns approximately 41% of our Units that are issued and outstanding and has the right to appoint four (4) Governors to the Company's Board of Governors under the Member Control Agreement. Accordingly, Project Viking has appointed the following Governors: Nick Bowdish, Steven H. Core, and Kenton Johnson. An appointed Governor serves indefinitely at the pleasure of the Member appointing him or her (so long as such Member and its affiliates continue to hold a sufficient number of Units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed Governor. On January 23, 2012, David M. Reinhart, a Project Viking appointee, resigned from the Company's Board of Governors. Project Viking has not yet named a successor appointee to our Board of Governors.

        Except for the appointment right described above, we know of no arrangements or understandings between a Governor and any other person pursuant to which he has been selected as a Governor. There is no family relationship between any of our Governors or our executive officers.

        Set forth below is biographical and other information with respect to each of our Governors serving continuing terms. This information was reviewed and updated by the Governors in January 2013.

Name	Age	Position	Term Expires/Appointed
David J. Woestehoff	43	Governor, Board President	Term expires 2015
Doug Schmitz	50	Governor, Board Vice President	Term expires 2015
Robert J. Ferguson	64	Governor, Chief Executive Officer	Term expires 2014
Michael S. Kunerth	45	Governor, Board Treasurer	Term expires 2013
Milton J. McKeown	67	Governor	Term expires 2013
Nick Bowdish	29	Governor	Appointed
Steven H. Core	63	Governor	Appointed
Kenton Johnson	24	Governor, Board Secretary	Appointed

        David J. Woestehoff.    Mr. Woestehoff operates grain farming operations in Belle Plaine, Minnesota and Arlington, South Dakota. Mr. Woestehoff is also the founder and 50% owner of Brewery Hill

Grain Company, which operates independent grain elevators in Cleveland and Le Sueur, Minnesota. In 2009, Mr. Woestehoff became president and majority shareholder of Minnesota Valley Grain Company, LLC, which operates commercial grain elevators in LeCenter and Montgomery, Minnesota. Mr. Woestehoff also serves on various committees at First Lutheran Church in Le Sueur, Minnesota. Mr. Woestehoff graduated from the University of Wisconsin in 1990 with a B.S. degree in Agricultural Business and minors in Economics and Animal Science. Mr. Woestehoff was an original member of our founding Board of Governors and currently serves as our Board President.

        Doug Schmitz.    Mr. Schmitz attended Willmar Community College in Willmar, Minnesota, and majored in Ag Business. Doug is a third generation farmer who has been farming with his brother since 1988. In addition to agriculture, Mr. Schmitz owns and operates Schmitz Grain, Inc., which was purchased from his father in 1991. Schmitz Grain has three locations in southwestern Minnesota and provides services to area farmers in grain merchandising, custom drying, feed sales, seed sales and fertilizer and chemical application. He also currently serves on the board of two privately-held companies: Agri-Tech Systems, Inc. located in Las Vegas, Nevada, and United Ag Resources of Slayton, Minnesota. Mr. Schmitz currently serves as our Board Vice President.

        Robert J. Ferguson.    Since 1972, Mr. Ferguson has farmed near Heron Lake, Minnesota. Mr. Ferguson was formerly a Jackson County Commissioner and served on the Jackson County Planning and Zoning board and the Prairieland Economic Development board. In addition, Mr. Ferguson is President of Heron Lake Development Corporation. He is a member of the Jackson County Corn and Soybean Associations, and the Heron Lake / Okabena Community Club. Mr. Ferguson attended Worthington Community College to pursue his associate of arts degree in business administration but just after graduation was drafted by the U.S. Army to serve in the Vietnam War. Mr. Ferguson was an original member of our founding Board of Governors, served as Board President from 2003 to 2011, and currently serves as our Chief Executive Officer.

        Michael S. Kunerth.    Mr. Kunerth has operated a corn and soybean farm in Brewster, Minnesota since 1990. Since 1992, Mr. Kunerth has also operated a retail seed service business. From 1994 to 2008, Mr. Kunerth also served as the Clerk of Graham Lakes Township. He holds a B.S. Degree in Business Management from St. John's University, Collegeville, Minnesota. Mr. Kunerth was an original member of our founding Board of Governors and currently serves as our Board Treasurer.

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

        Nick Bowdish.    Mr. Bowdish grew up in the grain industry with several years of experience at a privately owned grain elevator in Brodhead, Wisconsin. Since 2008, he has served as the General Manager of Platinum Ethanol, LLC where he is the sole manager of Platinum's commodity margin and its risk management strategy. He tends to the general business practices of the facility while overseeing 50 employees that work in production, accounting, material handling, environmental, health and safety, maintenance and laboratory analysis roles. From June 2007 to November 2008, Mr. Bowdish was a member of the project development team at Fagen, Inc., a prominent builder of ethanol plants worldwide. Nick worked with both operating and development stage projects in the ethanol, power, wind, and industrial process industries. Mr. Bowdish currently serves as a Director on the Board of Badger State Ethanol, LLC located in Monroe, Wisconsin, since August 2010, and the Board of Pannonia Ethanol, LLC located in Dunafoldvar, Hungary, since 2010. Mr. Bowdish previously served on the Board of Platinum Ethanol, LLC in Arthur, IA, from October 2008 to December 2008, before he was appointed its General Manager. Nick also served on the Board of Directors at Western

Wisconsin Energy, LLC located in Boyceville, Wisconsin from June 2007 through March 2011. Mr. Bowdish holds a Bachelor's degree in Agricultural Business Management from The University of Wisconsin—Madison. Mr. Bowdish was appointed to our Board of Governors by Project Viking, LLC effective May 24, 2011.

        Steven H. Core.    Mr. Core has over 40 years of agricultural business management experience. Since January 2002, he has worked in sales and marketing for Fagen, Inc., of Granite Falls, Minnesota, on new ethanol plant construction and expansions. Between 1994 and 2002, he served as General Manager of Corn Plus, a Winnebago, MN ethanol producer. During his tenure at Corn Plus, he supervised a staff of 34 employees at the plant which produced 44 million gallons of ethanol annually. Steve is a member of the Minnesota Corn Growers Association and serves as a Director on six ethanol boards, with plants ranging in size from 52 million gallon to 125 million gallon yearly production. Mr. Core received his Associate of Applied Sciences degree in Agricultural Business from Eastern Iowa Community College. Mr. Core was appointed to our Board of Governors by Project Viking, LLC effective May 24, 2011.

        Kenton Johnson.    Mr. Johnson currently raises corn and soybeans with his father south of Granite Falls, MN. In May of 2007, Mr. Johnson started managing his own farming operation. In August of 2009, Mr. Johnson became Chief Executive Officer and shareholder of Prairie View Farms, Inc. Prairie View Farms has been a family owned and operated farming business since 1991. In May of 2011, Mr. Johnson graduated with a Bachelor of Science degree in Agriculture Business Management from Southwest Minnesota State University in Marshall, MN. Mr. Johnson was appointed to our Board of Governors by Project Viking, LLC effective August 30, 2011 and currently serves as our Board Secretary.

Biographies of Executive Officers

        Set forth below is biographical and other information regarding Michael L. Mattison, our Chief Financial Officer. Information about Robert J. Ferguson, our Chief Executive Officer, may be found under the heading "Information Regarding Our Governors."

        Michael L. Mattison, age 60, was appointed as Chief Financial Officer of the Company effective November 26, 2012. Prior to joining the Company, Mr. Mattison served as controller for AgFirst Farmers Cooperative in Brookings, South Dakota from June 2012 to November 2012. From April 2006 to December 2011, Mr. Mattison served as Chief Financial Officer for Western Wisconsin Energy, LLC. Western Wisconsin Energy, LLC owned and operated a 55 million gallon per year ethanol plant near Boyceville, Wisconsin which began production in September 2006. As Chief Financial Officer, Mr. Mattison was responsible for start-up and ongoing management of all financial and administrative infrastructures for Western Wisconsin Energy.

Committees of the Board of Governors and Committee Independence

        We currently have four separate standing committees: the Audit Committee, the Compensation Committee, the Nomination and Governance Committee and the Marketing and Risk Management Committee. One of our committees, the Finance and Planning Committee, was dissolved June 24, 2009. The Audit Committee assumed all responsibilities of the Finance and Planning Committee.

        In December 2007, our Board of Governors adopted written charters for the Audit Committee, the Compensation Committee, and the Nomination and Governance Committee. In December 2011, the Board of Governors, based on the recommendation of the Nomination and Governance Committee, reviewed and made certain amendments to each of these charters and our Governance Guidelines, primarily to clarify the "independence" standard applied to the Board and each committee. Copies of the amended charter of each of these committees are available on our website at www.heronlakebioenergy.com by following the link to "Board of Governors."

        The composition and function of the committees of the Board are set forth below.

        Compensation Committee.    Currently, the Compensation Committee consists of two Governors: David J. Woestehoff and Michael S. Kunerth. The Compensation Committee oversees our compensation and employee benefit plans and practices, including any executive compensation plans, Governor compensation plans and incentive compensation and equity-based plans. The charter of the Compensation Committee requires that this committee consist of at least two members of the Board of Governors. A majority of members of the Compensation Committee must satisfy the independence requirements of: (1) the NASDAQ Listing Rules, as adopted in the Company's Governance Guidelines; (2) Section 16b-3 of the Exchange Act, if Section 16 is applicable to the Company; and (3) Section 162(m) of the Internal Revenue Code of 1986, all as amended from time to time. A majority of the members of our Compensation Committee meet these requirements. During fiscal year 2012, the Compensation Committee met one time.

        Nomination and Governance Committee.    Currently, the Nomination and Governance Committee consists of four Governors: Milton J. McKeown (Chair), Doug Schmitz, Michael S. Kunerth, and Kenton Johnson. The Nomination and Governance Committee's responsibilities include: (1) identifying and nominating individuals qualified to serve as Governors and on committees of the Board; (2) advising the Governors with respect to the Board's composition, procedures and committees; (3) developing and recommending to the Board a set of corporate governance principles; and (4) overseeing the evaluation of the Board and the Board committees. The charter of the Nomination and Governance Committee requires that this committee consist of at least two members of the Board of Governors. A majority of members of the Nomination and Governance Committee must satisfy the independence requirements of the NASDAQ Listing Rules, as adopted in the Company's Governance Guidelines. The membership of our Nomination and Governance Committee meets the requirements of its charter. During fiscal year 2012, the Nomination and Governance Committee met two times.

        Audit Committee.    Currently, the Audit Committee consists of three Governors and one Board appointed consultant: Michael S. Kunerth (Chair), Milton J. McKeown, Steven H. Core, and Jeremy Wilhelm (third party financial consultant appointed to the Audit Committee by the Board). The Audit Committee assists the Board in fulfilling its oversight responsibility for: (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the performance of our internal audit function; (3) the annual independent integrated audit of our consolidated financial statements and internal control over financial reporting; and (4) our compliance with legal and regulatory requirements, including our disclosure controls and procedures. The duties and responsibilities of the Audit Committee include the engagement of our independent registered public accounting firm and the evaluation of our accounting firm's qualifications, independence and performance. The charter of the Audit Committee requires that the Audit Committee be comprised of three or more Governors, a majority of whom must be "independent" under the NASDAQ Listing Rules, as adopted in the Company's Governance Guidelines. A majority of the members must also be non-executive Governors, free from any relationship that would interfere with the exercise of independent judgment and "independent" as defined by the applicable rules and regulations of the Securities and Exchange Commission. Moreover, all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the committee must have accounting or related financial management expertise. The Board of Governors determined that the membership of the Audit Committee meets the requirements of its charter. During fiscal year 2012, the Audit Committee met five times.

        In February 2013, the Board of Governors reviewed the qualifications of each member of the Audit Committee for the purpose of determining whether any Governor serving on the Audit Committee would qualify as an "audit committee financial expert" as that term is defined under the rules of the Securities and Exchange Commission. Based upon that review, the Board of Governors determined that no Governor qualifies as an audit committee financial expert, but that the Audit Committee as a whole has sufficient experience and education to perform its duties.

        Marketing and Risk Management Committee.    Currently, the Marketing and Risk Management Committee consists of four Governors: Doug Schmitz (Chair), Robert J. Ferguson, David J. Woestehoff, and Nick Bowdish. The Marketing and Risk Management committee assists the Board and our management to, among other things, enhance our profitability and manage commodity price risk, by establishing appropriate policies and strategies for grain procurement, marketing of ethanol and distillers grains, and managing enterprise risk. During fiscal year 2012, the Marketing and Risk Management Committee met 24 times.

Governor Nominations

        The Nomination and Governance Committee will consider candidates for Board membership suggested by members of that committee, other Governors, as well as management and Members.

        Criteria for Nomination to the Board.    The Nomination and Governance Committee is responsible for identifying, evaluating and approving qualified candidates for nomination as Governors. The committee has not adopted minimum qualifications that nominees must meet in order for the committee to recommend them to the Board of Governors, as the committee believes that each nominee should be evaluated based on his or her merits as an individual, taking into account our needs and the needs of the Board of Governors. The Nomination and Governance Committee evaluates each prospective nominee against the standards and qualifications set out in our Governance Guidelines, including:

  •
  Background, including demonstrated high personal and professional ethics and integrity; and the ability to exercise good business judgment and enhance the Board's ability to manage and direct the affairs and business of the Company;

  •
  Commitment, including the willingness to devote adequate time to the work of the Board and its committees, and the ability to represent the interests of all Members and not a particular interest group;

  •
  Board skills needs, in the context of the existing makeup of the Board, and the candidate' s qualification as independent and qualification to serve on Board committees;

  •
  Diversity, in terms of knowledge, experience, skills, expertise, and other demographics which contribute to the Board's diversity; and

  •
  Business experience, which should reflect a broad experience at the policy-making level in business, government and/or education.

        The Nomination and Governance Committee also considers such other relevant factors, as it deems appropriate. The committee will consider persons recommended by the Members in the same manner as other nominees.

        Process for Identifying and Evaluating Nominees.    The process for identifying and evaluating nominees to the Board of Governors is initiated by identifying a slate of candidates who meet the criteria for selection as a nominee and have the specific qualities or skills being sought based on input from members of the Board and, if the Nomination and Governance Committee deems appropriate, a third-party search firm. The Nomination and Governance Committee evaluates these candidates by reviewing the candidates' biographical information and qualifications and checking the candidates' references. We have not engaged a third-party search firm to assist us in identifying potential Governor candidates, but the Nomination and Governance Committee may choose to do so in the future.

        Member Proposals for Nominees.    The Nomination and Governance Committee will consider written proposals from Members for nominees for Governor. Any such nominations should be submitted to the Nomination and Governance Committee in care of the Board Secretary of Heron Lake BioEnergy and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Governor if elected); (b) the name and record address of the Member and of the beneficial owner, if any, on whose behalf the nomination will be made; and (c) the number of Units owned by the Member and beneficially owned by the beneficial owner, if any, on whose behalf the nomination will be made. As to each person the Member proposes to nominate, the written notice must also state: (a) the name, age, business address and residence address of the person; (b) the principal occupation or employment of the person; and (c) the number of Units beneficially owned by the person. To be considered as nominees for the 2013 Annual Meeting, the written notice must be submitted in the time frames established by the Nomination and Governance Committee and communicated to Members prior to the meeting.

Communications with Governors

        Members may communicate with the Board as a group, the chair of any committee of the Board of Governors or any individual Governor by sending an e-mail to info@heronlakebioenergy.com or by directing the communication in care of the Board Secretary, at the address set forth on the front page of this Annual Report on Form 10-K.

        All communications will be processed by the Board Secretary. Communications are distributed to the Board, or to any individual Governors as appropriate, depending on the facts and circumstances outlined in the communication. You will receive a written acknowledgement from the Board Secretary upon receipt of your communication.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our Governors, officers and persons who own more than 10% of our Units to file reports of ownership and changes in ownership in our Units with the Securities and Exchange Commission, and to furnish us with copies of the reports. Based on our review of such reports, we believe that our Governors, officers and owners of 10% or more of our Units timely filed all required Section 16(a) reports during our fiscal year ended October 31, 2012.

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

ITEM 11.    EXECUTIVE COMPENSATION

Employment Arrangements with Named Executive Officers

        Robert J. Ferguson has served as the President of our Board of Governors since our inception and until October 26, 2011 when the Board of Governors appointed David J. Woestehoff as the new

President of the Board. Mr. Ferguson acted as our Chief Executive Officer through his position as Board President until September 1, 2007, the date on which we hired Mr. Ferguson as an employee to serve as our Chief Executive Officer and entered into an employment agreement with him. Mr. Ferguson served under that employment agreement until September 1, 2008, after which he served at the pleasure of the Board. Mr. Ferguson is currently paid an annual base salary of $124,800 on a bi-weekly basis and is eligible to participate in any bonus to employees at the discretion of the Board of Governors. On January 28, 2012, Mr. Ferguson announced his intent to retire from his position as the Company's Chief Executive Officer, effective March 23, 2012, subject to any transition services the Board of Governors may request Mr. Ferguson to perform after the effective date. Due to the financial constraints that the Company was experiencing, the Board asked Mr. Ferguson to remain the Company's Chief Executive Officer.

        Lucas Schneider, our Chief Financial Officer during fiscal year 2012 until his resignation effective November 30, 2012, was paid an annual base salary of $85,000. The Company did not enter into an employment agreement with Mr. Schneider.

        Our agreement with Mr. Ferguson did not provide for severance or any other compensation following termination of the employment or services.

Compensation Discussion and Analysis

        The following discussion and analysis describes our compensation objectives and policies as applied to the following executive officers who are referred to as the Named Executive Officers:

  •
  Robert J. Ferguson, who served as our Chief Executive Officer during fiscal year 2012

  •
  Lucas Schneider, who served as our Chief Financial Officer until his resignation effective November 30, 2012

        This section is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each Named Executive Officer during fiscal year 2012, as reported in the compensation tables and accompanying narrative sections appearing below.

Executive Summary

        In fiscal year 2012 we continued the process of transforming Heron Lake BioEnergy into a higher-performing business, focusing on initiatives that substantially improve the performance of our ethanol plant and reduce the costs of production and the costs of regulatory compliance, including the conversion of our ethanol plant from coal to natural gas combustion. With these changes in our business, the Compensation Committee evaluated our compensation programs for fiscal year 2012 to ensure they supported our business initiatives and provided incentives to high performance. Highlighted below are some of the key compensation-related decisions and policies considered by the Compensation Committee relating to fiscal year 2011 compensation to the Named Executive Officers:

  •
  Salary Increases.  The Compensation Committee did not approve any increases in base salary for Mr. Ferguson or Mr. Schneider during fiscal year 2012.

  •
  Performance-Based Incentives.  Messrs. Ferguson and Schneider were eligible to participate in any cash bonus to which our other employees were eligible in the discretion of the Board. The Board did not award any discretionary bonus in fiscal year 2012 to Mr. Ferguson, Mr. Schneider or other employees of Heron Lake BioEnergy.

  •
  Compensation Policies.  The Compensation Committee determined not to use any equity or cash performance-based compensation for fiscal year 2012 compensation.

Our Compensation Philosophy

        The Compensation Committee's philosophy is to provide a competitive level of compensation that is consistent with the Company's budget, financial performance, and local labor market conditions. In determining compensation for the Chief Executive Officer and Chief Financial Officer, the Compensation Committee sometimes solicits input from our human resources personnel, primarily relating to benefit programs and local labor market conditions. The Chief Executive Officer and Chief Financial Officer are not present during deliberations or determination by the Compensation Committee or the Board of their compensation. Based upon this philosophy, the Compensation Committee has determined that the compensation of the Chief Executive Officer and the Chief Financial Officer should consist of base salary and benefits to which our other employees are eligible.

Fiscal Year 2012 Compensation Elements and Determinations

        The Compensation Committee followed the guiding principles outlined above in the development and administration of compensation programs for Mr. Ferguson and Mr. Schneider.

        During fiscal year 2012, the components of our executive compensation programs consisted of base salary and a discretionary cash bonus. Messrs. Ferguson and Schneider were also eligible to participate in the same benefit programs as were available to our other employees.

2012 Base Salaries

        The Compensation Committee set Mr. Ferguson's annual base salary at $124,800 per year for fiscal year 2012, which it believed was appropriate based upon Mr. Ferguson's responsibilities, the feedback from Mr. Ferguson's review, and information provided by our human resources personnel.

        Mr. Schneider was appointed as our Chief Financial Officer effective December 1, 2010. The Compensation Committee set Mr. Schneider's base salary at $72,500 per year, subject to an adjustment on April 1, 2011 and annual adjustments thereafter. On April 1, 2011, the Company increased Mr. Schneider's base salary to $85,000, which it believed was appropriate based on Mr. Schneider's responsibilities and information provided by our human resources personnel.

2012 Cash Bonus Plan

        Messrs. Ferguson and Schneider were eligible, in the discretion of the Board, to participate in any cash bonus to which our other employees were eligible. The Board did not award any discretionary cash bonuses in fiscal year 2012 to Mr. Ferguson, Mr. Schneider or any other employees of Heron Lake BioEnergy.

2012 Incentive Plans and Equity Awards

        After weighing the complexities in designing and administering equity compensation programs and cash performance-based compensation programs and the limited benefits these other programs would offer as tools to compensate the Chief Executive Officer, the Compensation Committee determined not to use any equity or cash performance-based compensation for fiscal year 2012 compensation.

Consideration of Risk in Compensation

        We believe the compensation policies and practices for our Named Executive Officers do not encourage excessive or inappropriate risk taking and are not reasonably likely to have a material adverse effect on the Company. Our compensation program primarily consists of fixed base salaries for Named Executive Officers, which provide stable income regardless of Company performance or Unit price.

Report of the Compensation Committee

        The following report of the Compensation Committee shall not be deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that we specifically incorporate it by reference in such filing.

        The Compensation Committee has reviewed and discussed the section of this Annual Report on Form 10-K entitled Compensation Discussion and Analysis (the "CD&A") for the year ended October 31, 2012 with management. In reliance on this review and discussion, the Compensation Committee recommended to the Board of Governors that the CD&A be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

By the Compensation Committee of the Board of Governors

David J. Woestehoff and Michael S. Kunerth

Summary Compensation Table

        The following table shows information concerning compensation earned for services in all capacities during fiscal years 2011 and 2012 for (i) Robert J. Ferguson, who served as our Chief Executive Officer in fiscal years 2011 and 2012; and (ii) Lucas Schneider, who served as our Senior Accountant during fiscal year 2011 and served as our Chief Financial Officer from November 24, 2010 until his resignation effective November 30, 2012 (together referred to as our "Named Executive Officers"). There were no other executive officers of our company in fiscal years 2011 or 2012.

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
Robert J. Ferguson(1)	2012	$124,800	—	$124,800
Chief Executive Officer	2011	$124,800	—	$124,800
Lucas Schneider(2)	2012	$85,000	—	$85,000
Chief Financial Officer	2011	$80,192	—	$80,192

(1)
Salary for Mr. Ferguson represents amounts other than Board meeting fees and additional fees for service as the Board President paid to Mr. Ferguson. For an explanation of compensation paid to Mr. Ferguson in fiscal year 2012 for his services as our Governor and an officer of the Board, please see the section entitled "Governor Compensation."

(2)
Mr. Schneider was appointed as our Chief Financial Officer on November 24, 2010. Salary for Mr. Schneider represents amounts paid for his service as our Senior Accountant in fiscal year 2011 and service as our Chief Financial Officer in fiscal years 2011 and 2012.

Governor Compensation

        For fiscal year 2012 service, each Governor received $1,500 per full quarter of Board service. Additionally, each Governor received $250 for each Board meeting attended (whether in person or telephonically). Each committee member also received $250 for each committee meeting attended in person and $200 for each special meeting attended in person. Mr. Ferguson, our Chief Executive Officer during fiscal year 2012, received the same retainer and per meeting fees as the other non-employee Governors. Members of our Board of Governors are also reimbursed for reasonable expenses included in carrying out their duties as Governors, including mileage reimbursement for travel to meetings.

        Also for fiscal year 2012, Governors received an additional quarterly retainer for holding Board officer positions, as follows: Board President, $2,500 per quarter; Board Vice President, $2,250 per quarter; Board Treasurer, $2,000 per quarter; Board Secretary, $1,750 per quarter. Each officer of the Board received an additional $250 for each meeting of the Board attended either in person or telephonically. For fiscal year 2012, David J. Woestehoff served as the President of the Board; Doug Schmitz served as the Vice President of the Board; Michael S. Kunerth served as the Treasurer of the Board; and Kenton Johnson served as Secretary of the Board.

        The following table shows for fiscal year 2012 the total compensation paid by us to each of our Governors:

Name	Fees Earned or Paid in Cash ($)(1)
David J. Woestehoff	$16,250
Doug Schmitz	$12,350
Michael S. Kunerth	$11,250
Kenton Johnson	$10,100
Robert J. Ferguson	$9,350
Milton J. McKeown	$9,050
Fagen, Inc.(2)	$19,700

(1)
Represents cash retainers and meeting fees for fiscal year 2012 as described above and total compensation to each Governor.

(2)
Represents amounts paid by us to Fagen, Inc., an affiliate of Project Viking, in respect of the services of Steven H. Core and Nick Bowdish. Each of Messrs. Core and Bowdish were separately compensated by Fagen, Inc. for their service on our Board.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of February 11, 2013 with respect to our Units beneficially owned by (i) each Governor, (ii) each person known to us to beneficially own more than 5% percent of our Units, (iii) each executive officer named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all current executive officers and Governors as a group. The beneficial ownership percentages are based on 38,622,107 Units issued and outstanding as of February 11, 2013, which includes 36,488 Class A Units held by non-members.

        Unless otherwise indicated and subject to community property laws where applicable, each Unit holder named in the table below has sole voting and investment power with respect to the Units shown opposite such Unit holder's name. Each holder may be reached at our offices in Heron Lake, Minnesota.

	Units Beneficially Owned
Name	Number	Percent
Holders of More Than 5% of Units
Project Viking, LLC(1)	16,005,949	41.4%
Governors and Officers
David J. Woestehoff(2)(4)	569,846	1.5%
Doug Schmitz(2)(5)	369,675	*
Robert J. Ferguson(2)(3)(6)	147,250	*
Michael S. Kunerth(2)(7)	126,000	*
Milton J. McKeown(2)(8)	87,000	*
Nick Bowdish(2)(9)	—	*
Steven H. Core(2)(9)	—	*
Kenton Johnson(2)(9)	—	*
Michael L. Mattison(3)	—	*
Lucas Schneider(3)	—	*
Brett L. Frevert(3)	—	*
All current executive officers and governors as a group (9 persons)	1,299,771	3.4%

*
Indicates ownership of less than 1%.

(1)
Based on an Amendment No. 3 to Schedule 13D filed on May 25, 2011 by Project Viking, LLC, Roland J. (Ron) Fagen and Diane K. Fagen. Mr. Fagen and Mrs. Fagen each hold 50% of the voting membership interests of Project Viking, LLC. All executive offices and directorships of Project Viking, LLC are held by either Mr. Fagen or Mrs. Fagen. Mr. Fagen and Mrs. Fagen are the only persons controlling Project Viking, LLC.

(2)
Serves as a governor.

(3)
Named executive officer. Mr. Mattison was appointed as Chief Financial Officer effective November 26, 2012. Mr. Schneider resigned as Chief Financial Officer effective November 30, 2012. Mr. Frevert's services as our Interim Chief Financial Officer, under an agreement with CFO Systems, ended November 24, 2010.

(4)
All Units are owned jointly by Mr. Woestehoff and his spouse.

(5)
Includes 25,000 Units owned by Doug Schmitz, 38,092 Units owned by Mr. Schmitz and his spouse, 44,432 Units owned by Mr. Schmitz's spouse, and 262,151 Units owned by Schmitz Grain Inc., which is controlled by Doug Schmitz.

(6)
Includes 126,250 Units owned jointly by Mr. Ferguson and his spouse and 21,000 Units owned by a son who resides with Mr. Ferguson.

(7)
Includes 63,000 Units owned by the Michael Kunerth Trust under agreement dated July 18, 2006, and 63,000 Units owned by the Dawn Kunerth Trust under agreement dated July 18, 2006. Mr. Kunerth and his spouse are trustees of each of these trusts.

(8)
All Units are owned jointly by Mr. McKeown and his spouse.

(9)
Appointed as a governor by Project Viking, LLC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions in Fiscal Year 2012

        Since the beginning of fiscal year 2010, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest, except as described in "Item 11—Executive Compensation" or as described below.

        Corn Transactions.    In the ordinary course of business, we regularly enter into transactions to buy grain. From time to time, we may buy grain from related persons on the same basis as we buy grain from un-related parties. During fiscal year 2012, we purchased approximately $800,000 in grain from Robert J. Ferguson and approximately $17.7 million in grain from Schmitz Grain, Inc. Robert J. Ferguson is a Governor and our Chief Executive Officer. Schmitz Grain, Inc. is controlled by Doug Schmitz, a Governor.

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

  •
  transactions with another company in which the related party's only relationship is as a non-executive officer, employee, governor/director or beneficial owner of less than 10% of the other company's voting equity and in which the dollar amount does not exceed the greater of $100,000 or 2% of the other company's total revenues;

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

  •
  charitable contributions in which the dollar amount does not exceed $100,000 or 2% of the charitable organization's receipts if the related party's only relationship is as a non-executive officer, employee or a governor/director;

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

  •
  the extent of the related party's interest in the transaction; and

  •
  whether the transaction would require a waiver of our Code of Business Conduct and Ethics.

        The Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon our company and the related person taking such precautionary actions, as the Audit Committees deems appropriate.

Board Independence

        The Board of Governors undertook a review of Governor independence in February 2013 as to all of the Governors then serving. As part of that process, the Board reviewed all transactions and relationships between the Governor (or any member of his immediate family) and Heron Lake BioEnergy, LLC, its executive officers and its auditors, and other matters bearing on the independence of Governors. In particular, the Board reviewed corn transactions by Governors or their affiliates in relationship to the Governor's ability to exercise independent judgment.

        Although our Units are not listed on any stock exchange, the Board of Governors is required to select and apply the independence standards of a stock exchange. For the purposes of disclosing the independence of our Governors and committee members in this Annual Report on Form 10-K, the Board of Governors selected the NASDAQ Listing Rules. This is also the definition used for "independence" in our Governance Guidelines and Committee Charters. However, we specifically excluded the additional independence requirements under the NASDAQ Listing Rules for Audit Committee members from the Company's Governance Guidelines and Audit Committee Charter.

        As a result of its review, the Board of Governors affirmatively determined that David J. Woestehoff, Michael S. Kunerth, Milton J. McKeown, Nick Bowdish, Steven H. Core, and Kenton Johnson are independent according to the "independence" definition of the NASDAQ Listing Rules.

        Robert J. Ferguson is not "independent" under the NASDAQ Listing Rules because he served as our Chief Executive Officer in fiscal year 2012, and sold a significant amount of grain to us in our fiscal year 2012. Mr. Schmitz is also not independent because he sold a significant amount of grain to us in fiscal year 2012, individually or through affiliated entities. The charters of the Audit Committee, Compensation Committee, and Nomination and Governance Committee also established separate criteria for eligibility to serve as a member of those committees, which are discussed below.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees and Services

        Boulay, Heutmaker, Zibell & Co. P.L.L.P., independent certified public accountants, served as our independent registered public accounting firm for the fiscal year ended October 31, 2012. The following is an explanation of the fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services rendered for the fiscal years ended October 31, 2012 and October 31, 2011, which totaled $176,790 and $161,174, respectively.

        Audit Fees.    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our reports with the Securities and Exchange Commission, or other services normally provided by Boulay, Heutmaker, Zibell & Co. P.L.L.P. in connection with statutory and regulatory filings or engagements for the fiscal years ended October 31, 2012 and October 31, 2011 totaled $132,239 and $138,677, respectively.

        Audit-Related Fees.    The aggregate fees billed to us for professional services for assurance and related services by Boulay, Heutmaker, Zibell & Co. P.L.L.P. that were reasonably related to the performance of the audit or review of our financial statements and were not reported above under "Audit Fees" for the fiscal year ended October 31, 2012 and October 31, 2011 were $13,127 and $7,860, respectively, which includes fees related to equity transaction, debt settlement, and other contract matters.

        Tax Fees.    The aggregate fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services related to tax compliance, tax advice, and tax planning related to the potential sale of plant assets for the fiscal year ended October 31, 2012 and October 31, 2011 totaled $31,424 and $14,637, respectively.

        All Other Fees.    For the fiscal year ended October 31, 2012 and October 31, 2011, there were no fees billed to us by Boulay, Heutmaker, Zibell & Co. P.L.L.P. for professional services or products not previously disclosed.

Audit Committee Pre-Approval Policies

        We have adopted pre-approval policies and procedures for the Audit Committee that require the Audit Committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the Audit Committee may delegate the authority to pre-approve any engagement or service less than $10,000 to one of its members, but requires that the member report such pre-approval at the next full Audit Committee meeting. The Audit Committee may not delegate its pre-approval authority for any services rendered by our independent auditors relating to internal controls. These pre-approval policies and procedures prohibit delegation of the Audit Committee's responsibilities to our management. Under the policies and procedures, the Audit Committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.

        All of the services described above for fiscal year 2012 were pre-approved by the Audit Committee or a member of the committee before Boulay, Heutmaker, Zibell & Co. P.L.L.P. was engaged to render the services.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)
Financial Statements

(b)
Exhibits

        See "Exhibit Index" on the page following the Signature Page.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013

HERON LAKE BIOENERGY, LLC
By:	/s/ ROBERT J. FERGUSON Robert J. Ferguson, Chief Executive Officer (principal executive officer)

        Each person whose signature appears below hereby constitutes and appoints Robert J. Ferguson and Michael L. Mattison, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant by the following persons in the capacities indicated on February 13, 2013.

/s/ ROBERT J. FERGUSON Robert J. Ferguson	Chief Executive Officer and President (principal executive officer), Governor
/s/ MICHAEL L. MATTISON Michael L. Mattison	Chief Financial Officer (principal financial and accounting officer)
/s/ DAVID J. WOESTEHOFF David J. Woestehoff	Governor
/s/ DOUG SCHMITZ Doug Schmitz	Governor
/s/ MICHAEL S. KUNERTH Michael S. Kunerth	Governor

/s/ KENTON JOHNSON Kenton Johnson	Governor
/s/ NICK BOWDISH Nick Bowdish	Governor
/s/ STEVEN H. CORE Steven H. Core	Governor
/s/ MILTON J. MCKEOWN Milton J. McKeown	Governor

HERON LAKE BIOENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference To:
2.1	Asset Purchase Agreement dated January 3, 2013, by Heron Lake BioEnergy, LLC, as the sole member and owner of all of the outstanding membership interests of Lakefield Farmers Elevator, LLC, the Seller, and FCA Co-op, the Buyer	Attached hereto.
2.2	Asset Purchase Agreement dated January 22, 2013, by and between Heron Lake BioEnergy, LLC and Guardian Energy Heron Lake, LLC	Attached hereto.
2.3	Plan of Liquidation and Dissolution of Heron Lake BioEnergy, LLC, as approved by the Board of Governors on January 22, 2013	Attached hereto.
3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company's Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the "2008 Registration Statement").
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 5, 2008.
10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company's 2008 Registration Statement.
10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company's 2008 Registration Statement.
10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company's 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company's 2008 Registration Statement.
10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company's 2008 Registration Statement.
10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company's 2008 Registration Statement.
10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company's 2008 Registration Statement.
10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company's 2008 Registration Statement.
10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company's 2008 Registration Statement.
10.10
	Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors	Exhibit 10.10 of the Company's 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company's 2008 Registration Statement.
10.12	Standard Form of Agreement between Owner and Designer—Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of Amendment No. 4 to the Company's 2008 Registration Statement.
10.13	Distiller's Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company's 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company's 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company's 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company's 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company's 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company's 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company's 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company's 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company's 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company's 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company's 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company's 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson*	Exhibit 10.25 of the Company's 2008 Registration Statement.
10.26	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 to Amendment No. 1 to the Company's 2008 Registration Statement.
10.27	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert*	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
10.28	Ethanol Purchase and Marketing Agreement dated September 2, 2009 by and between Heron Lake BioEnergy, LLC and C&N Ethanol Marketing Corporation	Exhibit 10.1 to Current Report on Form 8-K dated September 2, 2009.
10.29	Amendment No. 4 to Fifth Supplement dated December 8, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.32 to Annual Report on Form 10-K for the year ended October 31, 2009.
10.30	Amendment No. 5 to Fifth Supplement to the Master Loan Agreement dated March 25, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated March 25, 2010
10.31	Amendment No. 6 to Fifth Supplement to the Master Loan Agreement dated May 27, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.2 to Current Report on Form 8-K dated March 25, 2010
10.32	Amended and Restated Fifth Supplement dated as of July 2, 2010 to the Master Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.33
	Second Amended and Restated Revolving Line of Credit Note dated July 2, 2010 in the maximum principal amount of $6,750,000 by Heron Lake BioEnergy, LLC as borrower to AgStar Financial Services, PCA as lender	Exhibit 10.2 to Current Report on Form 8-K dated July 2, 2010
10.34	Forbearance Agreement dated July 2, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated July 2, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.35	Mutual Release and Settlement Agreement dated July 2, 2010 among Heron Lake BioEnergy, LLC, Fagen, Inc. and ICM, Inc.†	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.36	Subscription Agreement dated July 2, 2010 by Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
10.37	First Amendment to Fifth Supplement to the Master Loan Agreement dated as of December 30, 2010 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated December 30, 2010
10.38
	Third Amended and Restated Revolving Line of Credit Note dated December 30, 2010 in the maximum principal amount of $6,750,000 by Heron Lake BioEnergy, LLC as borrower to AgStar Financial Services, PCA as lender	Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2010
10.39	First Amendment to Forbearance Agreement dated December 30, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated December 30, 2010
10.40	Fifth Amended and Restated Master Loan Agreement dated to be effective as of September 1, 2011 between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC†	Exhibit 10.40 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.41	Amended and Restated Term Note dated September 1, 2011 in principal amount of $40,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.41 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.42	Amended and Restated Term Revolving Note dated September 1, 2011 in principal amount of $8,008,689 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.42 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.43	Fourth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.43 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.44	Fifth Amended and Restated Guaranty dated September 1, 2011 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.44 to Annual Report on Form 10-K for the year ended October 31, 2011.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.45	Amended and Restated Guaranty dated September 1, 2011 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.45 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.46	Collateral Assignment dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.46 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.47	Collateral Assignment dated September 1, 2011 between Lakefield Farmers Elevator, LLC and AgStar Financial Services, PCA	Exhibit 10.47 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.48	Corn Supply Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.48 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.49	Ethanol and Distiller's Grains Marketing Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.49 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.50	Master Netting, Setoff, Credit and Security Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.50 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.51	Corn Storage Agreement dated effective as of September 1, 2011 between Lakefield Farmers Elevator, LLC, Heron Lake BioEnergy, LLC and Gavilon, LLC	Exhibit 10.51 to Annual Report on Form 10-K for the year ended October 31, 2011.
10.52	Amended and Restated Forbearance Agreement dated January 22, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Attached hereto.
10.53	Second Amended and Restated Forbearance Agreement dated February 12, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated February 12, 2013
21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.
101.1
The following materials from Heron Lake BioEnergy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Indicates compensatory agreement.

†
Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Heron Lake BioEnergy, LLC and Subsidiaries
Heron Lake, Minnesota

        We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the "Company") as of October 31, 2012 and 2011, and the related consolidated statements of operations, changes in members' equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2012. Heron Lake BioEnergy, LLC and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiaries as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses due to difficult market conditions and the impairment of long-lived assets. The Company is out of compliance with its master loan agreement and is operating under a forbearance agreement whereby the Company agreed to sell substantially all of its assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Minneapolis, Minnesota
February 13, 2013

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2012	October 31, 2011
ASSETS
Current Assets
Cash and equivalents	$653,361	$7,140,573
Restricted cash	65,259	367,012
Restricted certificates of deposit	650,000	650,000
Accounts receivable	1,784,761	1,378,220
Inventory	3,588,572	3,764,616
Prepaid expenses	796,829	937,521

Total current assets	7,538,782	14,237,942
Property and Equipment
Land and improvements	9,252,379	12,265,434
Plant buildings and equipment	76,155,846	94,509,719
Vehicles and other equipment	645,481	635,054
Office buildings and equipment	622,711	615,298
Construction in progress	645,486	4,132,965

	87,321,903	112,158,470
Less accumulated depreciation	(29,222,617)	(23,565,525)

	58,099,286	88,592,945
Other Assets
Restricted cash	—	59,574
Other intangible assets, net	256,513	415,276
Debt service deposits and other assets	686,438	828,187

Total other assets	942,951	1,303,037

Total Assets	$66,581,019	$104,133,924

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2012	October 31, 2011
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Line of credit	$480,000	$—
Current maturities of long-term debt	42,051,402	4,572,613
Accounts payable:
Trade accounts payable	2,085,882	2,704,707
Trade accounts payable—related party	—	109,101
Accrued expenses	382,953	421,306

Total current liabilities	45,000,237	7,807,727
Long-Term Debt, net of current maturities	4,031,335	46,844,912
Commitments and Contingencies
Members' Equity
Controlling interest in equity:
38,622,107 and 30,208,074 Class A units issued and outstanding at October 31, 2012 and 2011, respectively	17,344,433	49,508,123
Noncontrolling interest	205,014	(26,838)

Total members' equity	17,549,447	49,481,285

Total Liabilities and Members' Equity	$66,581,019	$104,133,924

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended October 31, 2012	Year Ended October 31, 2011	Year Ended October 31, 2010
Revenues	$168,659,935	$164,120,375	$110,624,758
Cost of Goods Sold
Cost of goods sold	166,529,283	155,571,814	102,786,513
Lower of cost or market adjustment	—	1,591,810	903,695

Total Cost of Goods Sold	166,529,283	157,163,624	103,690,208

Gross Profit	2,130,652	6,956,751	6,934,550
Operating Expenses	(3,171,331)	(3,613,465)	(3,857,492)
Impairment Charge	(27,844,579)	—	—
Settlement Income (Expense)	(900,000)	—	2,600,000

Operating Income (Loss)	(29,785,258)	3,343,286	5,677,058
Other Income (Expense)
Interest income	10,773	37,078	43,179
Interest expense	(2,625,322)	(2,900,470)	(4,048,634)
Other income	47,164	63,123	11,918

Total other expense, net	(2,567,385)	(2,800,269)	(3,993,537)

Net Income (Loss)	(32,352,643)	543,017	1,683,521
Net Income (Loss) Attributable to Noncontrolling Interest	353,019	(27,838)	—

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(32,705,662)	$570,855	$1,683,521

Weighted Average Units Outstanding—Basic and Diluted	38,510,066	33,391,636	28,141,942

Net Income (Loss) Per Unit—Basic and Diluted	$(0.85)	$0.02	$0.06

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members' Equity

Balance—October 31, 2009	$39,253,746
Capital issuance—3,103,449 Class A units, $1.45 per unit, July 2010	4,500,001
Net income	1,683,521

Balance—October 31, 2010	45,437,268
Capital issuance—7,000,000 Class A units, $0.50 per unit, May 2011	3,500,000
Capital issuance for noncontrolling interest	1,000
Net loss attributable to noncontrolling interest	(27,838)
Net income attributable to Heron Lake BioEnergy, LLC	570,855

Balance—October 31, 2011	49,481,285
Capital issuance—1,414,033 Class A units, $.50 per unit, November 2011	707,017
Costs of raising capital	(165,045)
Net income attributable to noncontrolling interest	353,019
Net loss attributable to Heron Lake BioEnergy, LLC	(32,705,662)

Balance—October 31, 2012	$17,549,447

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31, 2012	Year Ended October 31, 2011	Year Ended October 31, 2010
Cash Flow From Operating Activities
Net income (loss)	$(32,352,643)	$543,017	$1,683,521
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,693,459	5,490,240	5,578,053
Impairment charge	27,844,579	—	—
Lower of cost or market adjustment	—	1,591,810	903,695
Unrealized losses on derivative instruments	—	—	193,590
Non-cash settlement income	—	—	(500,000)
Change in operating assets and liabilities:
Restricted cash	103,697	205,212	(231,580)
Accounts receivable	(406,541)	3,639,009	(577,528)
Inventory	176,044	6,857,746	(5,981,727)
Derivative instruments	—	(107,271)	(92,202)
Prepaid expenses and other	117,396	(936,192)	(59,135)
Accounts payable	(727,926)	621,970	621,970
Accrued expenses	(50,357)	(993,412)	314,735
Lower of cost or market accrued expense	—	1,577,856)	(2,055,662)

Net cash provided by (used in) operating activities	397,708	14,258,277	(202,270)
Cash Flows from Investing Activities
Payments for restricted certificates of deposit	—	(250,000)	(400,000)
Capital expenditures	(1,560,616)	(4,243,171)	(119,047)

Net cash used in investing activities	(1,560,616)	(4,493,171)	(519,047)
Cash Flows from Financing Activities
Checks written in excess of bank balance	—	(913,492)	913,492
Proceeds from (payments on) line of credit, net	480,000	(3,500,000)	(1,500,000)
Payments on long-term debt	(6,922,038)	(5,100,700)	(4,992,343)
Proceeds from note payable	262,250	737,750	—
Release of restricted cash	257,630	336,408	322,808
Issuance of member units	707,017	3,500,000	4,500,001
Costs of raising capital	—	(90,005)	(75,040)
Noncontrolling interest investment	—	1,000	—
Distributions to noncontrolling interest	(109,163)	—	—

Net cash used in financing activities	(5,324,304)	(4,147,851)	(939,439)

Net Increase (Decrease) in cash and equivalents	(6,487,212)	5,617,255	(1,660,756)
Cash and Equivalents—Beginning of period	7,140,573	1,523,318	3,184,074

Cash and Equivalents—End of period	$653,361	$7,140,573	$1,523,318

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended October 31, 2012	Year Ended October 31, 2011	Year Ended October 31, 2010
Supplemental Disclosure of Cash Flow Information
Interest expense paid	$2,642,087	$3,377,199	$3,660,433

Supplemental Disclosure of Non-Cash Activities
Cost of raising capital offset against member contributions	$165,045	$—	$—
Capital expenditure financed with note payable	1,325,000
Distribution to non-controlling interest in accrued expenses	12,004	—	—
Release of retainage payable as part of legal settlement	—	—	3,834,319
Fair value of equipment received as part of settlement income	—	—	500,000

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        The Company owns and operates a 50 million gallon ethanol plant near Heron Lake, Minnesota with ethanol distribution throughout the continental United States. In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production. The Company was formed on April 12, 2001 to have an indefinite life. The Company converted the plant from being coal fired to natural gas fired in November 2011.

        After October 31, 2012, the Company began seeking buyers to purchase the assets. On January 22, 2013, the Company entered into an asset purchase agreement under which the Company agreed to sell substantially all of the assets of the Company's ethanol and related distillers and non-food grade corn oil businesses located in Heron Lake (the "Asset Sale") to Guardian Energy Heron Lake, LLC. See Note 16 for further details.

Principles of Consolidation

        The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, "the Company." HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (Agrinatural); the remaining 27% is included in the consolidated financial statements as a noncontrolling interest. All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Reporting Period

        The Company's fiscal year end for reporting financial operations is October 31.

Accounting Estimates

        Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters including, among others, the carrying value and useful lives of property and equipment, analysis of impairment of long-lived assets, contingencies and valuation of forward purchase contract commitments and inventory. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Revenue from sales is recorded when title transfers to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed and determinable. The title transfers when the product is loaded into the railcar or truck, the customer takes ownership and assumes risk of loss.

        In accordance with the Company's agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. These fees and commissions are recorded net of revenues as they do not provide an identifiable benefit that is sufficiently separable from the sale of ethanol and related products. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

Cash and Equivalents

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash and equivalents.

        The Company maintains its accounts at five financial institutions. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

Restricted Cash

        The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions and as part of a loan agreement.

Restricted Certificates of Deposit

        The Company maintains restricted certificates of deposit as part of its grain dealer's license.

Accounts Receivable

        Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.

        Accounts receivable are recorded at estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2012 and 2011, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

        Inventory consists of raw materials, work in process, finished goods, supplies, and other grain inventory. Raw materials are stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Work in process and finished goods, which consists of ethanol, distillers grains and corn oil produced, if any, is stated at the lower of average cost or market. Other grain inventory, which consists of agricultural commodities, is valued at market value (net realizable value). Other grain inventory is readily convertible to cash because of its commodity characteristics, widely available markets and international pricing mechanisms. Other grain inventory is also freely traded, has quoted market prices, may be sold without significant further processing, and has predictable and insignificant disposal costs.

Derivative Instruments

        From time to time, the Company enters into derivative transactions to protect gross margins from potentially adverse effects of market and price volatility in future periods. In order to reduce the risks caused by market fluctuations, the Company hedges a portion of its anticipated corn and natural gas purchases, and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn and natural gas in the Company's ethanol production activities and the related sales price of ethanol produced. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions.

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

        The Company evaluates its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as "normal purchases or normal sales." Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn, ethanol and distillers grains contracts that meet the requirement of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-Lived Assets

        The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value determined through various valuation techniques including discounted cash flow models, comparable activities in the market place, and third-party independent appraisals, as considered necessary.

        The Company's ethanol production facilities have a nameplate capacity of 50 million gallons per year. The carrying value of these facilities at October 31, 2011 was approximately $88,600,000. As of October 31, 2012, the Company recorded an impairment charge of approximately $27,845,000 against long-lived assets. In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management has evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. Management has determined that the projected future undiscounted cash flows from operations of these facilities do not exceed their carrying value at October 31, 2012. The Company performed an impairment analysis estimating the discounted cash flows to determine the impairment to record. In determining the projected future discounted cash flows, the Company made significant assumptions concerning the

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

Deferred Offering Costs

        The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received.

Fair Value of Financial Instruments

        The Company follows guidance for accounting for fair value measurements of financial assets and liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring and nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements).

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

        Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. Except for the impairment charge noted above, no events occurred during the fiscal 2012, 2011, or 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

        The carrying value of cash and equivalents, restricted cash, restricted certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of debt has been estimated using discounted cash flow analysis based upon the Company's current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company's debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the debt and line of credit approximates the fair value.

        Loans with AgStar consist of term loans of approximately $40,839,000 with interest at market rates that are believed to approximate fair value. Due to the current defaults under the senior debt loan agreement which have triggered an additional 2.0% default interest, the forbearance agreement that anticipates the sale of assets and repayments of term loans, and the underlying collateral of the loans, the Company believes the fair value continues to approximate the carrying value.

Income Taxes

        The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Differences between financial statement basis of assets and tax basis of assets is related to capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes. In addition, the Company uses the alternative depreciation system (ADS) for tax depreciation instead of the straight-line method that is used for book depreciation, which also causes temporary differences. The Company's tax year end is December 31. Primarily due to the partnership tax status, the Company does not have any significant tax uncertainties that would require disclosure. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company's tax status as a partnership, the adoption of this guidance had no material impact on the Company's financial condition or results of operations.

        The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

Net Income (Loss) per Unit

        Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members' units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income (loss) by the weighted average number of members' units and members' unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, for all periods presented, the calculations of the Company's basic and diluted net income (loss) per unit are the same.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental Liabilities

        The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices, and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated.

2. GOING CONCERN

        The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has previously disclosed losses related to operations related to difficult market conditions and operating performance. The Company has instances of unwaived debt covenant violations at October 31, 2012, has not made required principal payments beginning in December 2012, and is operating under a forbearance agreement with AgStar. These conditions contributed to the long-term debt with AgStar being classified as current at October 31, 2012. These factors and the continued volatility in commodity prices raise substantial doubt about the Company's ability to continue as a going concern.

        The Company has continued to make changes to plant operations, including converting from a coal-fired ethanol plant to a natural gas plant in October 2011. This conversion was completed in fiscal 2012. The Company also raised additional funds in an effort to improve working capital.

        While the Company believes these changes have improved the operating performance of the plant, and lead to lower operating costs, market conditions have resulted in losses. These losses and the repayment of debt have caused working capital to decline and contributed to the debt covenant violations at October 31, 2012 as well as missed principal payments after year end. The Company was unable to raise additional funds to increase working capital. The forbearance agreement the Company entered into with AgStar requires the Company to seek a buyer for its assets to repay the outstanding debt. In January 2013, the Company entered into two asset sale agreements as described in Note 16.

3. UNCERTAINTIES

        The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75% - 85% of total revenues and corn costs average 65% - 75% of cost of goods sold.

        The Company's operating and financial performance is largely driven by the prices at which it sells ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

3. UNCERTAINTIES (Continued)

price of ethanol. The largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company's operations, profitability and the availability and adequacy of cash flow to meet the Company's working capital requirements.

4. FAIR VALUE MEASUREMENTS

        The following table provides information on those assets measured at fair value on a nonrecurring basis.

		Fair Value Measurement Using
	Fair Value as of October 31, 2012				Impairment Charge
		Level 1	Level 2	Level 3
Property and Equipment	$58,099,286	$—	$—	$58,099,286	$27,722,183
Other Intangible Assets, net	$256,513	$—	$—	$256,513	$122,396

        The Company's assessment of fair value of long-lived assets is based on various valuation techniques including discounted cash flow models, comparable activity in the market place, and third-party independent appraisals, as considered necessary. The impairment charge of approximately $27,845,000 against long-lived assets included significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

5. CONCENTRATIONS

        The Company sells all of the ethanol and distiller grains produced to one customer under marketing agreements at October 31, 2012 and 2011. At October 31, 2012 and 2011, this customer comprised nearly all of accounts receivable. Prior to the change in marketers in 2011, the Company sold all of its ethanol and distillers grain to two customers.

6. INVENTORY

        Inventory consists of the following at October 31:

	2012	2011
Raw materials	$521,865	$593,761
Work in process	1,149,214	978,967
Supplies	922,384	840,756
Other grains	995,109	1,351,132

Totals	$3,588,572	$3,764,616

        The Company recorded losses of approximately $15,000 and $97,000 for fiscal 2011 and 2010 respectively, related to inventory, in addition to losses recorded on forward purchase contracts as noted in Note 14, where the market value was less than the cost basis, attributable primarily to decreases in

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

6. INVENTORY (Continued)

market prices of corn and ethanol. There were no significant losses in fiscal 2012. The loss was recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers. The value of these inventories owned by others is approximately $790,000 and $105,000 based on market prices at October 31, 2012 and 2011, respectively, and is not included in the amounts above.

7. DERIVATIVE INSTRUMENTS

        As of October 31, 2012 and 2011 the Company has no corn, ethanol, or natural gas derivative instruments. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

        The Company enters into corn, ethanol, and natural gas derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices for periods up to 24 months. These derivatives are put in place to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date. Although these derivative instruments serve the Company's purpose as an economic hedge, they are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change.

        The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in Consolidated Statements of Operations, none of which are designated as hedging instruments:

		Twelve Months Ended October 31,
	Statement of Operations location
		2012	2011	2010
Corn contracts	Cost of goods sold	$1,088,000	$(432,000)	$(1,007,000)
Natural gas contracts	Cost of goods sold	(446,000)	—	—
Ethanol contracts	Revenues	—	(24,000)	(171,000)

Totals		$642,000	$(456,000)	$(1,178,000)

8. LINES OF CREDIT

        In September 2011, the Company negotiated a new debt agreement with AgStar Financial Services, PCA (AgStar) as described in Note 9 that superseded past agreements. As part of those agreements, the Company repaid the line of credit and the line was closed in September 2011.

        Agrinatural obtained a line of credit with lending institution in September 2012 which provides up to $600,000 until March 31, 2013. Interest is charged at 5.43%. The line of credit, along with a note payable in Note 9, is secured by substantially all business assets of Agrinatural. The line of credit has a balance of $480,000 at October 31, 2012.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

9. LONG-TERM DEBT

        Long-term debt consists of the following:

	October 31 2012	October 31 2011
Term note payable to lending institution, see terms below.	$36,627,901	$39,747,497
Revolving term note payable to lending institution, see terms below.	4,211,163	6,864,561
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments that are held on deposit to be applied with the final payments of the assessment.	2,456,372	2,653,090
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	202,998	253,118
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	235,781	264,309
Note payable for equipment, with monthly payments of $2,371 including effective interest of 6.355%, repaid in April 2012, secured by equipment.	—	13,860
Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2012, secured by equipment and restricted cash.	88,578	439,590
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	368,750	443,750
Note payable to a lending institution for the construction of the pipeline assets initially due in December 2011, converted in February 2012 to a term loan with a three year repayment period. Interest is at 5.29% and the note, along with the line of credit in Note 8, is secured by substantially all assets of Agrinatural.	818,884	737,750
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	1,072,310	—

Totals	46,082,737	51,417,525
Less amounts due within one year	42,051,402	4,572,613

Net long-term debt	$4,031,335	$46,844,912

        At October 31, 2012, the Company was out of compliance with certain covenants in the AgStar loan agreements including the minimum working capital amount, minimum tangible net worth amount,

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

9. LONG-TERM DEBT (Continued)

and the fixed charge coverage ratio. Subsequent to October 31, 2012, the Company did not make required principal payments on AgStar loans. On December 21, 2012, the Company and AgStar entered into a forbearance agreement whereby the Company agreed to sell substantially all plant assets and execute an asset sale agreement for substantially all assets by January 10, 2013. AgStar also began charging a default interest premium on the AgStar loans of an additional 2.0%. Advances on the revolving term note were frozen until the Company entered into an asset sale agreement for substantially all plant assets.

        The Company did not execute an asset agreement until January 22, 2013 as described in Note 16. Following this, the Company and AgStar entered into amendments to the forbearance agreement which extended the time for the Company to close on the sale of substantially all plant assets to March 31, 2013. The forbearance agreements limited the advances on the AgStar loans to $1,750,000.

Term Note Payable

        In September 2011, AgStar replaced and superseded the Company's existing loan agreements, related loan documents and the amended forbearance agreements. The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%. The Company must make equal monthly payments of principal and interest on the term loan based on a ten-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio. The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

        Prior to the changes in 2011, the Company was charged interest on the term note payable at LIBOR plus 3.25%. The Company had locked in an interest rate of 6.58% on $45 million of the note for three years ending in April 2011.

Revolving Term Note

        The Company also obtained a five-year term revolving loan commitment in the amount of $8,008,689, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016. Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter. The maturity

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

9. LONG-TERM DEBT (Continued)

date of the term revolving loan is September 1, 2016. The Company does have a $600,000 outstanding standby letter of credit at October 31, 2011 and 2012.

        Prior to the changes in September 2011, the revolving term note had an interest rate of LIBOR plus 3.25%. The Company had accrued default interest of 2.0% from February 2010 to July 2010 because of covenant defaults. AgStar agreed in 2011 to waive 50% of the default interest during 2011.

        Estimated maturities of long-term debt at October 31, 2012 are as follows:

2013	$42,051,402
2014	1,182,659
2015	731,501
2016	417,888
2017	380,064
After 2017	1,319,223

Total long-term debt	$46,082,737

10. MEMBERS' EQUITY

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

        In July 2010, the Company sold to Project Viking, a related party, 3,103,449 of its Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million as described in Note 13.

        In May 2011, Project Viking invested $3.5 million in the Company for 7,000,000 Class B units at a purchase price of $0.50 per unit. These units sold to Project Viking were immediately converted to Class A units.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

11. LEASES

        The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for fiscal 2012, 2011, and 2010 was approximately $2.2 million, $1.8 million, and $1.9 million, respectively.

        At October 31, 2012, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2013	$1,563,000
2014	1,231,000
2015	842,000
2016	833,000
2017	693,000

Total lease commitments	$5,162,000

12. INCOME TAXES

        The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2012	2011
Consolidated financial statement basis of assets	$66,581,019	$104,133,924
Plus: Organization and start-up costs capitalized	1,564,147	1,952,135
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(32,928,411)	(25,804,453)
Plus: Impairment charge	27,844,579	—

Income tax basis of assets	$63,061,334	$80,281,606

        There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2012 and 2011.

13. RELATED PARTY TRANSACTIONS

        As discussed in Note 10, Project Viking invested $3.5 million in the Company in May 2011 for 7,000,000 Class B units at a purchase price of $0.50 per unit, which were converted to Class A units.

        In July 2010, the Company issued to Project Viking 3,103,449 Class A units at a price per unit of $1.45 for total gross proceeds to the Company of approximately $4.5 million. All proceeds from the sale of the units to Project Viking were used to reduce the principal balance of the Company's revolving line of credit note with AgStar.

        The Company purchased approximately $57,451,000 and $43,233,000 of corn from members in fiscal years 2011 and 2010, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

14. COMMITMENTS AND CONTINGENCIES

Water Agreements

        In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years. The Company has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well, and provides for the Company, combined with Minnesota Soybean Processors, to approve any other supply contracts that the City may enter into. In consideration, the Company will pay one half of the City's water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company's water usage, plus a 10% profit. These costs will be paid as water usage fees. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 9. The Company pays operating and administrative expenses of approximately $12,000 per year.

        In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9. The Company paid operating and maintenance expenses of approximately $349,000, $287,000, and $327,000 in fiscal 2012, 2011, and 2010, respectively.

Marketing Agreements

        The Company entered into a termination agreement with its previous marketers to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011. The Company assumed certain rail car leases with the termination of the ethanol marketing agreement and paid a termination fee of $325,000 over the remaining term of the original contract, which ended September 30, 2012.

        Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC ("Gavilon") to market the Company's ethanol and distillers' grains products and to supply the Company's ethanol production facility with corn. Gavilon is now the exclusive corn supplier and ethanol and distillers' grains marketer for the Company's production facility beginning September 1, 2011 and for an initial term of two years. The Company believes that working with Gavilon to manage the Company's marketing and procurement needs will provide a comprehensive solution to help the Company achieve its risk management objectives in a competitive market and will enable the Company to reduce its working capital requirements and more effectively manage its processing margins in both spot and forward markets.

        The Company pays Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company's ethanol production facility based on the length of time between when Gavilon pays for the corn stored in or en route to or from the Company's elevator facilities or production facility, and when the Company is invoiced for that corn at the time it is processed at the Company's production facility. The supply fee was negotiated based on prevailing market-rate conditions for comparable corn supply services. Both Gavilon and the Company have the ability to originate the corn requirements for the production facility. On the effective date of the corn supply Agreement, Gavilon

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

14. COMMITMENTS AND CONTINGENCIES (Continued)

purchased all corn inventory currently owned by the Company and located at its production facility or elevator facilities, at current market prices, to facilitate the transition to Gavilon supplying 100% of the Company's corn requirements at the production facility and the repayment of the Company's line of credit with AgStar.

        Under the ethanol and distillers' grains marketing agreement, Gavilon will purchase, market and resell 100% of the ethanol and distillers grains products produced at the Company's ethanol production facility and the Company will pay Gavilon a marketing fee based on a percentage of the applicable sale price of the ethanol and distillers grains products. The marketing fees were negotiated based on prevailing market-rate conditions for comparable ethanol and distillers grains marketing services. On the effective date of the marketing agreement, Gavilon purchased all ethanol and distillers grains inventory currently owned by the Company and located at the Company's production facilities, at current market prices.

        The Company entered into a master netting agreement under which payments by the Company to Gavilon for corn under the corn supply agreement will be netted against payments by Gavilon to the Company for ethanol and distillers' grains products produced and sold to Gavilon under the marketing agreement. Under the terms of the master netting agreement, the Company is giving Gavilon a first priority security interest in, and a right of set off against, the Company's non-fixed assets including any rights it has to corn under the corn supply agreement, ethanol and distillers' grains under the marketing agreement, the work-in-process at the Company's ethanol production facility, and the other transactions under the Gavilon agreements. The master netting agreement is integral to the transition to the Gavilon agreements, and the termination and payoff of the Company's seasonal revolving line of credit with AgStar.

        Due to the anticipated sale of the plant assets, the Company plans to terminate its relationship with Gavilon. An agreed upon settlement due to the Company's early termination of the agreements is expected to approximate $635,000.

Forward Contracts

        The Company has natural gas agreements with a minimum commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

14. COMMITMENTS AND CONTINGENCIES (Continued)

        On December 16, 2010, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency ("MPCA") to resolve a notice of violation issued by the MPCA in March 2008 that alleged violations of certain rules, statutes, and permit conditions, including emission violations and reporting violations. Under the stipulation agreement, the Company agreed to pay a civil penalty and complete other corrective actions. On April 12, 2012, the Company received a letter from the MPCA acknowledging that the Company had completed all the corrective action requirements described in the stipulation agreement and the stipulation agreement was therefore terminated effective as of the date of the letter.

Coal Contract Termination Dispute and Settlement

        Following conversion by the Company from coal to natural gas as its primary fuel, the Company and Cloud Peak Energy Logistics LLC, formerly known as Northern Coal Transportation Company ("Cloud Peak"), the Company and Cloud Peak entered into a Confidential Settlement Agreement and Mutual Release ("Settlement Agreement") to resolve all claims related to the coal contract dispute on April 30, 2012. Under the terms of the Settlement Agreement, the Company made a one-time cash payment to Cloud Peak in the amount of $900,000 (the "Settlement Payment").

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$38,861,794	$41,186,236	$41,908,904	$46,703,001
Gross profit (loss)	264,570	1,102,346	1,921,833	(1,158,097)
Operating income (loss)	(586,037)	(660,787)	1,206,927	(31,545,361)
Net income (loss)	(1,312,813)	(1,356,345)	470,598	(32,705,662)
Basic and diluted earnings (loss) per unit	(0.04)	(0.04)	0.01	(0.84)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2011
Revenues	$39,199,181	$38,022,811	$43,013,930	$43,884,453
Gross profit (loss)	3,226,245	1,840,466	688,880	1,201,160
Operating income (loss)	2,530,477	1,071,699	(182,475)	(76,415)
Net income (loss)	1,676,923	438,674	(724,890)	(819,852)
Basic and diluted earnings (loss) per unit	0.06	0.01	(0.02)	(0.02)

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

October 31, 2012 and 2011

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2010
Revenues	$29,413,131	$25,698,413	$23,621,607	$31,891,607
Gross profit (loss)	4,551,412	699,690	(822,069)	2,505,517
Operating income (loss)	3,539,838	(342,423)	934,978	1,544,666
Net income (loss)	2,618,162	(1,492,613)	(173,026)	730,998
Basic and diluted earnings (loss) per unit	0.10	(0.06)	(0.01)	0.03

        The above quarterly financial date is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

16. SALE OF PLANT ASSETS

        The Company entered into an asset purchase agreement on January 22, 2013 with Guardian Energy Heron Lake, LLC for the sale of the ethanol plant assets. The sale is scheduled to close on or before March 1, 2013. The purchase price is the sum of $55,000,000 plus closing net working capital, less the amount owed on the closing date under assumed debt. Under the agreement, $4,000,000 of the sales price is held in escrow. As part of the planned spring 2013 shutdown of the plant, an inspection will occur. Above normal wear and tear costs of required repairs to the Company's boiler system, if any, will be deducted from $2,000,000 of the escrow amount. The remaining $2,000,000 will be held in escrow pending any further claims until December 15, 2013. Under the forbearance agreements in Note 9, AgStar has agreed to delay exercising its legal and contractual rights and remedies provided in the loan documents, including, but not limited to, the right to foreclose the real estate mortgages and security agreements and to obtain the appointment of a receiver until March 31, 2013 in order for the Company to permit the close on the transactions contemplated by the asset purchase agreements. The sale of the ethanol plant assets is subject to approval by the members.

        The Company entered into an asset purchase agreement on January 3, 2013 with FCA Co-op for the sale of the Company's grain storage and handling facilities. The sale closed on February 1, 2013 for approximately $3,750,000.

        The Company anticipates distributing the net proceeds from the sale of assets, after repayment of loans and other obligations, during 2013 pending approval by the members.