Form 10-Q
period 2013-01-31
Heron Lake BioEnergy, LLC
filed 2013-06-11
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2013

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

As of June 4, 2013, there were 38,622,107 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$749,178	$653,361
Restricted cash	15,954	65,259
Restricted certificates of deposit	650,000	650,000
Accounts receivable	2,050,160	1,784,761
Inventory	3,183,994	3,588,572
Prepaid expenses	737,999	796,829
Total current assets	7,387,285	7,538,782

Property and Equipment
Land and improvements	9,249,516	9,252,379
Plant buildings and equipment	77,022,218	76,155,846
Vehicles and other equipment	645,481	645,481
Office buildings and equipment	622,711	622,711
Construction in Progress	—	645,486
	87,539,926	87,321,903
Accumulated depreciation	(30,264,852)	(29,222,617)
	57,275,074	58,099,286

Other Assets
Other intangibles, net	249,613	256,513
Debt service deposits and other	692,704	686,438
Total other assets	942,317	942,951

Total Assets	$65,604,676	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	January 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Line of credit	$—	$480,000
Current maturities of long-term debt	42,193,835	42,051,402
Accounts payable	1,795,573	2,085,882
Accrued expenses	510,143	382,953
Total current liabilities	44,499,551	45,000,237

Long-Term Debt, net of current maturities	4,421,098	4,031,335
Members’ Equity
Controlling interest in equity consists of 38,622,107 Class A units
issued and outstanding at both January 31, 2013 and October 31, 2012	16,423,879	17,344,433
Noncontrolling interest	260,148	205,014
Total members’ equity	16,684,027	17,549,447

Total Liabilities and Members’ Equity	$65,604,676	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$44,121,305	$38,861,794

Cost of Goods Sold	43,201,086	38,597,224

Gross Profit	920,219	264,570

Operating Expenses	1,015,586	850,607

Operating Income (Loss)	(95,367)	(586,037)

Other Income (Expense)
Interest income	16,419	3,940
Interest expense	(774,750)	(659,923)
Other income	24,959	10,818
Total other expense, net	(733,372)	(645,165)

Net Income (Loss)	(828,739)	(1,231,202)

Net (Income) Loss Attributable to Noncontrolling Interest	(91,815)	(81,611)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(920,554)	$(1,312,813)

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	38,176,379

Net Income (Loss) Per Unit - Basic and Diluted	$(0.02)	$(0.04)

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	January 31, 2013	January 31, 2012
Cash Flow From Operating Activities
Net income (loss)	$(828,739)	$(1,231,202)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,049,135	1,411,977
Change in fair value of derivative instruments	—	243,326
Change in operating assets and liabilities:
Restricted cash	49,305	(310,334)
Accounts receivable	(265,399)	1,030,377
Inventory	404,578	(248,160)
Derivative instruments	—	25,859
Prepaid expenses and other	52,564	(99,896)
Accounts payable	(290,309)	(961,630)
Accrued expenses	90,509	171,702
Net cash provided by operating activities	261,644	32,019

Cash Flows from Investing Activities
Capital expenditures	(218,023)	(775,519)
Net cash used in investing activities	(218,023)	(775,519)

Cash Flows from Financing Activities
Proceeds from long-term debt	621,880	—
Payments on long-term debt	(569,684)	(4,621,937)
Release of restricted cash	—	84,949
Member contributions	—	707,017
Net cash provided by (used in) financing activities	52,196	(3,829,971)

Net Increase (Decrease) in cash and equivalents	95,817	(4,573,471)

Cash and Equivalents - Beginning of period	653,361	7,140,573

Cash and Equivalents - End of period	$749,178	$2,567,102

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$686,910	$638,038

Supplemental Disclosure of Non-Cash Activities
Cost of raising capital offset against member contributions	$—	$165,045
Distribution to noncontrolling interest in accrued expenses	36,681	—

Notes to Condensed Consolidated Financial Statements are an integral part of these Statements.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2012, contained in the Company’s annual report on Form 10-K.

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

The Company entered into an asset purchase agreement dated January 22, 2013, which provided for the sale of substantially all of the Company’s assets to, and the assumption of certain of the Company’s liabilities by, Guardian Energy Heron Lake, LLC (Guardian). On April 4, 2013, the Company terminated the agreement in accordance with its terms. The Company is currently seeking to raise funds in order to pay down its debt to AgStar Financial Services, PCA (“AgStar”), to provide adequate working capital to operate the Company effectively and to meet AgStar’s requirements.

Pursuant to an asset purchase agreement dated January 3, 2013, the Company’s subsidiary, Lakefield Farmers Elevator, LLC, sold substantially all of its assets consisting of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota to FCA Co-op, a Minnesota cooperative, for $3.75 million plus the purchase price for corn and fuel inventory (the “Elevator Sale”).  The Elevator Sale closed on February 1, 2013.

Principles of Consolidation

The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, the “Company.”  HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations. All significant intercompany balances and transactions are eliminated in consolidation.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the analysis of impairment of long-lived assets, contingencies and valuation of forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

The Company’s ethanol production plant has a nameplate capacity of 50 million gallons per year. The carrying value of the Company’s facilities at January 31, 2013 and October 31, 2012 was approximately $57.3 million and $58.1 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at January 31, 2013; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended January 31, 2013 or October 31, 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Loans with AgStar consist of term loans of approximately $41.1 million with interest at market rates that are believed to approximate fair value. Due to the current defaults under the loan agreements which have triggered an additional 2.0% default interest, the forbearance agreement that anticipates the Company raising funds to pay down debt and provide sufficient working capital, the Company believes the carrying value of the debt continues to approximate the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

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

2.     GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has previously disclosed lower working capital than desired and operating losses related to difficult market conditions and operating performance. The Company has instances of unwaived debt covenant violations at January 31, 2013, failed to pay when due the required monthly principal payments on December 1, 2012 and January 1, 2013, and has failed to pay requirement monthly installments of principal on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013, and is operating under a forbearance agreement with AgStar. These conditions contributed to the long-term debt with AgStar being classified as current at January 31, 2013 as well as working capital to be negative. These factors and the continued volatility in commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has continued to make changes to plant operations, including converting from a coal-fired ethanol plant to a natural gas plant in October 2011 and the addition of corn oil separation in February 2012. While these changes have improved the operating performance of the plant, and lead to lower operating costs, market conditions have resulted in losses. These losses and the repayment of debt have caused working capital to decline and contributed to the debt covenant violations at January 31, 2013. The Company did not timely make required principal payments to AgStar on the first day of December 2012 through May 2013. Payment for December 2012 and January 2013 were made pursuant to a forbearance agreement with AgStar dated April 12, 2013.  As of the date of filing of this Form 10-Q, the Company has paid required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013, and June 1, 2013, under its renegotiated loan agreement with AgStar, using the proceeds of the Board of Govenors subordinated loan to the Company.

As mentioned above, the Company closed on Elevator Sale on February 1, 2013.  The net proceeds from this sale of approximately $3.7 million were used to pay the Company’s indebtedness to AgStar as required by the amended and restated forbearance agreement dated January 22, 2013.

As a path forward the Company renegotiated its loans with AgStar into a Term Loan and a Revolving Term Loan and entered into a Sixth Amended and Restated Master Loan Agreement with AgStar on May 17, 2013. The Revolving Term Loan will be used by the Company to optimize its cash management. As a part of the loan program, the Company plans to raise a minimum of $6.4 million by issuing convertible secured subordinated debt.  Prior to the planned offering of the convertible secured subordinated debt, the Company’s Board of Governors loaned the Company $1.4 million in convertible secured subordinated debt, which was used to bring the previous AgStar loans up to date. A minimum of an additional $5 million must be raised from members or outside investors.  These funds will be used to improve working capital by paying down the Revolving Term Loan and meeting the required $5 million payment obligation on the Revolving Term Loan by July 31, 2013. Should the minimum debt of $6.4 million not be raised and the Company could not make the required $5 million payment, the Company would consider other go-forward options including the possibility of selling the plant, and AgStar could exercise its rights and remedies under the loan agreements for payment default.

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

January 31, 2013 (Unaudited)

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

4.     CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at January 31, 2013.

5.     INVENTORY

Inventory consisted of the following:

	January 31,	October 31,
	2013	2012
Raw materials	$494,464	$521,865
Work in process	1,244,290	1,149,214
Supplies	955,057	922,384
Other grains	490,183	995,109
Total	$3,183,994	$3,588,572

The Company stored grain inventory for farmers until the closing of the Elevator Sale on February 1, 2013.  The value of these inventories owned by others is approximately $104,000 and $790,000 based on market prices at January 31, 2013 and October 31, 2012, respectively, and is not included in the amounts above.

6.     DERIVATIVE INSTRUMENTS

As of January 31, 2013, the Company had no derivative instruments in place.

The following tables provide details regarding the losses from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which were designated as hedging instruments:

	Statement of	Three-Months Ended January 31,
	Operations Location	2013	2012
Corn contracts	Cost of goods sold	$—	$7,416

Natural gas contracts	Cost of goods sold	—	396,014
Totals		$—	$403,430

7.     LINE OF CREDIT

Agrinatural obtained a line of credit with lending institution in September 2012 which provided up to $600,000 until March 31, 2013. Interest was charged at 5.43%. On January 1, 2013, this line of credit was replaced by a note payable. This note payable, along with a previously existing note payable due March 15, 2015, is secured by substantially all business assets of Agrinatural. These notes are listed in Note 8 below.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

8.     DEBT FINANCING

Debt financing consists of the following:

	January 31, 2013	October 31, 2012
Term note payable to lending institution, see terms below	$36,360,313	$36,627,901

Revolving term note to lending institution, see terms below	4,711,163	4,211,163

Assessments payable	2,887,720	2,895,151

Notes payable to electrical company	350,000	457,328

Corn oil recovery system note payable	966,643	—

Notes payable on pipeline assets (Agrinatural notes)	1,339,094	—

Construction notes payable	—	1,891,194

Total	46,614,933	46,082,737

Less amounts due on demand or within one year	42,193,835	42,051,402

Net long term debt	$4,421,098	$4,031,335

At January 31, 2013 and October 31, 2012, the Company was out of compliance with certain covenants in the AgStar loan agreements including the minimum working capital amount, minimum tangible net worth amount, and the fixed charge coverage ratio, and reclassified the debt with AgStar to current. Further, the Company failed to pay when due the required monthly principal payments on December 1, 2012 and January 1, 2013, and has failed to pay requirement monthly installments of principal on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013. In connection with a forbearance agreement dated April 12, 2013, the Company paid the December 2012 and January 2013 installments of principal.  In connection with the renegotiated loan agreement with AgStar entered into on May 17, 2013, the Company has paid the required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013, and June 1, 2013.

On December 21, 2012, the Company and AgStar entered into a forbearance agreement whereby the Company agreed to, among other things, sell substantially all plant assets to Guardian. AgStar also began charging a default interest premium on the AgStar loans of an additional 2.0%. Advances on the revolving term note were frozen until the Company entered into an asset sale agreement for substantially all plant assets.   The forbearance agreement dated December 21, 2012 was subsequently amended and restated on January 22, 2013, February 12, 2013 and March 29, 2013, in order to permit the Company to close on the transactions contemplated by the asset purchase agreement dated January 22, 2013 between the Company and Guardian.  The asset purchase agreement with Guardian was terminated by the Company on April 4, 2013.  The forbearance agreement was amended and restated again on April 12, 2013 in order to accommodate certain proposals related to recapitalization and restructuring of the loans.

The forbearance agreement was amended and restated for a fifth time on May 10, 2013 in order to extend the forbearance period relating to the above-described covenant defaults and required monthly principal installment payments to permit the Company additional time to document and implement a written management, governance improvement and capitalization plan.   On May 17, 2013, we entered into a Sixth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede our Fifth Amended and Restated Master Loan Agreement dated as of September 1, 2011, our Fifth Amended and Restated Forbearance Agreement dated May 10, 2013, and related loan documents.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure our Term Loan and our Term Revolving Loan based upon our submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

Term Note

The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, the Company was not in compliance with the covenants of its master loan agreement and had missed two months’ principal payments with AgStar as of January 31, 2013. Accordingly, all AgStar debt is included in current liabilities.

Revolving Term Note

The Company has obtained a five-year term revolving loan commitment in the amount of $8,008,689 until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016. As of January 31, 2013, the Company has $600,000 standby letter of credit with its natural gas provider which reduces the amounts available. This letter of credit has subsequently been released. At January 31, 2013, the Company has $1.75 million available under the revolving term note.

Renegotiated Notes

On May17, 2013, the Company renegotiated it AgStar debt into a Term Loan and a Revolving Term Loan. Balances on the two loans were $17.4 million and $19.0 million, respectively. Initially, the Revolving Term Loan can be drawn upon up to a maximum limit of $20.5 million for cash flow needs. The Revolving Term Loan availability will decline by $2 million annually beginning in October 2013.  As set forth in Note 2, the Company is required to raise $5 million by issuing subordinated debt to its members or investors by July 31, 2013, that must be used to pay down the Revolving Term Loan.  Interest on the Revolving Term Loan is at the greater of the one month LIBOR plus 3.50% or 5.0%.  Interest on the Term Loan is at 5.75% initially converting to the greater of AgStar’s current index rate plus 3.50% or 5.0% in September 2014.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt, and require minimum debt service coverage, net worth, and working capital requirements.  The Term Loan also provides required excess cash flow payments.  The Term Loan and Revolving Term Loan mature in September 2016.

Estimated maturities of long-term debt at January 31, 2013 are as follows based on the most recent debt agreements:

2014	$42,193,835
2015	1,300,472
2016	762,571
2017	544,193
2018	494,640
After 2018	1,319,222

Total long-term debt	$46,614,933

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

January 31, 2013 (Unaudited)

9.     LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for both the three months ended January 31, 2013 and 2012 was approximately $532,000 and $508,000, respectively.

At January 31, 2013, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2014	$1,313,000
2015	1,232,000
2016	842,000
2017	833,000
2018	693,000

Total lease commitments	$4,913,000

10.  COMMITMENTS AND CONTINGENCIES

Forward Contracts

The Company has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

11.  SALE OF ASSETS

The Company entered into an asset purchase agreement on January 3, 2013, with FCA Co-op for the sale of the Company’s grain storage and handling facilities. The sale closed on February 1, 2013, for approximately $3,750,000. The net proceeds of the sale were used to repay AgStar debt.

The Company entered into an asset purchase agreement on January 22, 2013, with Guardian Energy Heron Lake, LLC for the sale of the ethanol plant assets. The purchase price was to be the sum of $55,000,000 plus closing net working capital, less the amount owed on the closing date under assumed debt.   On April 4, 2013, the Company terminated the asset purchase agreement dated January 22, 2013 between the Company and Guardian.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth below under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three month periods ended January 31, 2013 and 2012. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2013.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. The plant has a stated capacity to produce 50 million gallons of denatured fuel grade ethanol and 160,000 tons of dried distillers’ grains (DDGS) per year. Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains (DGS) locally, and throughout the continental United States. Our subsidiary, Lakefield Farmers Elevator, LLC, had grain facilities at Lakefield and Wilder, Minnesota that were sold on February 1, 2013.  Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company’s ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2013, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand will result in corn prices above historic averages.   During the first quarter of fiscal year 2013 ended January 31, 2013, the price of ethanol on the Chicago Board of Trade fluctuated from $2.16 to $2.44 per gallon; our average sales price was $2.19 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.80 to a high of $7.60 per bushel; our average purchase price was $7.19 per bushel, with basis.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” of our Annual Report on Form 10-K for the year ended October 31, 2012 and “Part II, Item 1A Risk Factors” of this Form 10-Q.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2012. At January 31, 2013, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended January 31, 2013 and 2012.

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$44,121,305	$38,861,794

Cost of Goods Sold	43,201,086	38,597,224

Gross Profit	920,219	264,570

Operating Expenses	1,015,586	850,607

Operating Income (Loss)	(95,367)	(586,037)

Other Income (Expense)
Interest income	16,419	3,940
Interest expense	(774,750)	(659,923)
Other income	24,959	10,818
Total other expense, net	(733,372)	(645,165)

Net Income (Loss)	(828,739)	(1,231,202)

Net (Income) Loss Attributable to Noncontrolling Interest	(91,815)	(81,611)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(920,554)	$(1,312,813)

Revenues

Revenues increased by 13.5% for the quarter ended January 31, 2013 as compared to the quarter ended January 31, 2012 due to higher revenue from ethanol and DGS sales, as well as the addition of corn oil sales during the quarter ended January 31, 2013 that were not present in the first quarter of fiscal 2012. Net ethanol revenues during the quarter ended January 31, 2013 were approximately $32.2 million compared to approximately $31.8 million during the quarter ended January 31, 2012, representing approximately 72% and 82%, respectively, of our sales. The similar ethanol revenue was a result of a 2.7% decrease in the average price per gallon of ethanol in the quarter ended January 31, 2013 as compared to the quarter ended January 31, 2012, along with a 1% decrease in gallons sold.  There were no ethanol derivative gains or losses during the quarters ended January 31, 2013 and 2012.

Total sales of DGS during the quarter ended January 31, 2013 were approximately $10.3 million comprising 24% of our revenues. DGS sales during the quarter ended January 31, 2012 were $6.6 million or 17% of revenues. The average DGS price increased 27% for the quarter ended January 31, 2013 as compared to the quarter ended January 31, 2012, with approximately the same volume of DGS sold during the first quarter of fiscal year 2013 and fiscal year 2012.

Corn oil separation began in February 2012. Corn oil sales for the quarter ended January 31, 2013 were approximately $1.1 million.  The remaining amount of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.7 million bushels of corn per month at the plant.

The per bushel cost of corn increased approximately 15% in the quarter ended January 31, 2013 as compared to the quarter ended January 31, 2012. We had losses related to corn derivative instruments of approximately $7,000 and losses related to natural gas derivative instruments of approximately $396,000 for the quarter ended January 31, 2012. We had no losses or gains in either of these areas for the current quarter. We had increased gross margin in the first quarter of fiscal 2013 as compared to first quarter of fiscal 2012 due to increased distillers grains revenue driven by increased prices and the addition of corn oil sales in the first quarter of fiscal year 2013 that were not present in the first quarter of fiscal year 2012.

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

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the quarter ended January 31, 2013 was approximately $1,000,000, an increase of approximately 19.4% as compared to operating expense of approximately $851,000 for the quarter ended January 31, 2012.  The increase in the first quarter of fiscal year 2013 as compared to the prior fiscal year first quarter was primarily due to costs related to the sale of the Lakefield Farmers Elevator and the ethanol plant assets.  These expenses represented 2.3% of total revenues for the three months ended January 31, 2013 and 2.2% of total revenues for the three months ended January 31, 2012.   These expenses generally do not vary with the level of production at the plant.

Other Expense, Net

Other expenses consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up 17% for the three months ended January 31, 2013, as compared to the three months ended January 31, 2012, is dependent on the balances outstanding and on interest rates, including any default interest rate. Of the total indebtedness at January 31, 2012 to AgStar, approximately $18.2 million bears interest at a fixed rate of 5.75%, approximately $22.9 million bears interest at a variable rate of the increased expense represents default interest on the AgStar debt and increased borrowing for the corn oil separation system.

Liquidity and Capital Resources

As of January 31, 2013, we had cash and equivalents (other than restricted cash) of approximately $749,000, current assets of approximately $7.4 million and total assets of approximately $65.6 million.

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at January 31, 2013, was $41.1 million, consisting of $36.4 million under the term note and $4.7 million under the revolving term note.  The term note has a variable rate portion comprising $18.2 million and a fixed rate portion comprising $18.2 million. Our revolving term note allows borrowing up to $2.5 million, less any letters of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  At January 31, 2013, we were not in compliance with the covenants of our master loan agreement with AgStar relating to minimum working capital amount, minimum tangible net worth amount, and the fixed charge coverage ratio. Further, the Company did not timely make required principal payments to AgStar on the first day of December 2012 through May 2013. Payment for December 2012 and January 2013 were made pursuant to a forbearance agreement with AgStar dated April 12, 2013.  As of the date of filing of this Form 10-Q, the Company has not paid required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013.

The Company’s failure to comply with the covenants of the master loan agreement and failure to timely pay required installments of principal has resulted in events of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement. If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy.

On December 21, 2012, the Company and AgStar entered into a forbearance agreement whereby the Company agreed to, among other things, sell substantially all plant assets to Guardian. AgStar also began charging a default interest premium on the AgStar loans of an additional 2.0%. Advances on the revolving term note were frozen until the Company entered into an asset sale agreement for substantially all plant assets.  The forbearance agreement dated December 21, 2012 was subsequently amended and restated on January 22, 2013, February 12, 2013 and March 29, 2013, in order to permit the Company to close on the transactions contemplated by the asset purchase agreement dated January 22, 2013 between the Company and Guardian.  The asset purchase agreement with Guardian was terminated by the Company on April 4, 2013.  The forbearance agreement was amended and restated again on April 12, 2013 in order to accommodate certain proposals related to recapitalization and restructuring of the loans.  The forbearance agreement was amended and restated for a fifth time on May 10, 2013 in order to extend the forbearance period relating to the above-described covenant defaults and required monthly principal installment payments to permit the Company additional time to document and implement a written management, governance improvement and capitalization plan.

As of May 9, 2013, the outstanding principal balance of the Company’s indebtedness to AgStar was a term note of approximately $35.8 million ($17.9 million at a variable rate and $17.9 million at a fixed rate) and revolving term note of approximately $2.0 million. The Company’s current plan to remedy the covenant and payment defaults under its indebtedness to AgStar and improve its cash and liquidity position includes (1) finalizing a loan restructuring plan and restructuring the indebtedness to AgStar through an amended and restated master loan agreement; (2) raising additional capital through offerings of debt securities to the Company’s members and others; and (3) improving operations of its plant and cash flow generated from operations.  There can be no assurance that the Company will be able to reach an agreement with AgStar on the restructuring of its indebtedness, achieve or maintain compliance with its agreements with AgStar, raise additional capital through an offering of its debt or equity securities or both, or improve its financial performance.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the three months ended January 31, 2013, the Company paid long term debt of approximately $570,000 and borrowed approximately $622,000.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Three Months Ended January 31
	2013	2012
Net cash provided by operating activities	$261,644	$32,019
Net cash (used in) investing activities	(218,023)	(775,519)
Net cash provided by (used in) financing activities	52,196	(3,829,971)
Net increase (decrease) in cash and equivalents	$95,817	$(4,573,471)

During the three months ended January 31, 2013, operating activities provided approximately $262,000 in cash. This consists primarily of the net loss of $828,000 plus non-cash expenses including depreciation and amortization of $1.0 million, increasing accounts receivable by $265,000, decreasing in inventory of $405,000, and decreasing accounts payable by $290,000.

During the three months ended January 31, 2012, operating activities provided approximately $32,000. This consists primarily of the net loss of $1.2 million plus non-cash expenses including depreciation and amortization of $1.4 million, decreasing accounts receivable by $1.0 million, increases in inventory of $248,000, and decreasing accounts payable by $1.0 million.

During the three months ended January 31, 2013, we used approximately $218,000 for investing activities to pay for capital expenditures. We used approximately $570,000 to make payments on long-term debt and had approximately $622,000 of proceeds from long-term debt.

During the three months ended January 31, 2012, we used approximately $776,000 for investing activities to pay for capital expenditures.  This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline. We used $3.8 million in financing activities consisting primarily of payments on long-term debt.  We also received net proceeds of $707,000 from the sale of equity, which constitutes cash provided by investing activities.

Outlook

Ethanol prices have been very volatile over the past 6 months, and we expect to see that continue into 2013. There are many factors that will continue that volatility of prices into 2013, including amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of March 2, 2013, the Energy Information Administration reported that ethanol production for the week was 266.4 million gallons, or a 13.89 billion gallon annualized rate.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last 2 years, thus impacting the corn supply. Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices. The U.S. Department of Agriculture’s March 28, 2013 Corn Supply and Use Report projects U.S. corn prices to average between $6.65 and $7.15 per bushel for the 2012-13 crop year. The report estimated that 97.3 million acres of corn will be planted in 2013 which is just slightly higher than was planted in 2012.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.5 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.2 million, again assuming no other changes in our business.  During the first quarter of fiscal year 2013 ended January 31, 2013, the price of ethanol on the Chicago Board of Trade fluctuated from $2.16 to $2.44 per gallon; our average sales price was $2.19 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.80 to a high of $7.60 per bushel; our average purchase price was $7.19 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of January 31, 2013, we had $41.1 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $411,000.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.  As previously reported in our Form 10-K for the year ended October 31, 2012, our management concluded that our disclosure controls and procedures were not effective as of October 31, 2012 due to a material weakness in internal control over financial reporting relating to the errors in pricing ethanol and distillers grains revenue and the effects of this revenue recognition error upon the financial statements and reports.  This material weakness is not considered fully remediated as of January 31, 2013 because while remedial procedures have been implemented, they have not operated for an appropriate period and have not been tested to allow management to conclude that they are operating effectively.  Accordingly, the Company’s disclosure controls and procedures are likewise not considered effective.  Additionally, the Company failed to timely file this Form 10-Q for the quarter ended January 31, 2013 with the Securities and Exchange Commission, which constitutes a separate event indicating that the Company’s disclosure controls and procedures were not effective.  The Form 10-Q for the quarter ended January 31, 2013 was not timely filed because of combination of the departure of two key financial personnel during the first fiscal quarter, the hiring of a new Chief Financial Officer during the first fiscal quarter, and the diversion of management attention to other critical matters involving AgStar, Guardian and the sale of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota by the Company’s subsidiary, Lakefield Farmers Elevator, LLC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of additional controls and procedures to remediate the material weakness in internal control over financial reporting described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10 “Commitments and Contingencies — Legal Proceedings” of this Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described below and supersede the risk factors in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2012.  If any of the following risks actually occur, our results of operations, cash flows and the value of our units could be negatively impacted.

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

We have experienced low or negative margins in the past, reflecting a higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold as a percentage of revenues was 97.9% and 99.3% for the fiscal quarters ended January 31, 2013 and January 31, 2012, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.

If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers’ grains may decrease.

According to the Renewable Fuels Association, domestic ethanol production capacity has increased steadily each year from 1999 to 2012. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.

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

We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the U.S. was subject to an ad valorem tax and a per gallon surcharge that helped mitigate the effects of international competition for U.S. ethanol producers, the tax and per gallon surcharge expired on December 31, 2011. Because the tax and surcharge on imported ethanol was not extended beyond December 31, 2011, we face increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Imports of ethanol from Central American and Caribbean countries represent a significant portion of the gallons imported into the U.S. each year and a source of intense competition for us due to the lower production costs these ethanol producers enjoy.

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

We have experienced operational difficulties at our plant that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Although operational difficulties still remain after our conversion from coal to natural gas combustion, the amount of incidents has been reduced. Our revenues are driven in large part by the number of gallons of ethanol we produce and the number of tons of distillers’ grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

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

We ship our ethanol to our customers primarily by the railroad adjacent to our site. We also have the potential to receive inbound corn via the railroad, although we currently receive corn by truck. Our customers require appropriate transportation and storage capacity to take delivery of the products we produce. We also receive our natural gas through a pipeline that is approximately 16 miles in length. Without the appropriate flow of natural gas through the pipeline our plant may not be able to run at desired production levels or at all. Therefore, our business is dependent on the continuing availability of rail, highway and related infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Financial Condition

We have previously failed to maintain the financial covenants and make the required monthly installments of principal required under our master loan agreement with AgStar.

At January 31, 2013, we were in default of covenants of our Fifth Amended and Restated Master Loan Agreement with AgStar Financial Services, PCA (“AgStar”) requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.  We also failed to make monthly principal payments to AgStar on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013.  As a result of these defaults, we have entered into multiple forbearance agreements with AgStar.

On May 17, 2013, we entered into a Sixth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede our Fifth Amended and Restated Master Loan Agreement dated as of September 1, 2011, our Fifth Amended and Restated Forbearance Agreement dated May 10, 2013, and related loan documents.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure our Term Loan and our Term Revolving Loan based upon our submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.

If we fail to observe any covenant or incur any other event of default under the Sixth Amended and Restated Master Loan Agreement, AgStar would be entitled to accelerate and declare due all amounts outstanding under our Term Loan and our Term Revolving Loan.  We do not have adequate capital to repay all of the amounts that would become due upon acceleration.

If we default on our master loan agreement with AgStar, AgStar may seize our assets or we may be forced to seek bankruptcy protection.

At January 31, 2013, our total indebtedness to AgStar was approximately $41.1 million.  All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Our failure to pay any required installment of principal or interest or any other amounts payable under our Term Loan or Term Revolving Loan or our failure to perform or observe any covenant under the Sixth Amended and Restated Master Loan Agreement would result in an event of default, entitling AgStar to accelerate and declare due all amounts outstanding under our Term Loan and our Term Revolving Loan.

Under the Sixth Amended and Restated Master Loan Agreement, we are required to make monthly interest payments on the Term Revolving Loan until the loan maturity date.  In addition to monthly interest payments, we must make a principal payment of at least $5 million on the Term Revolving Loan on or before, July 31, 2013.  Beginning on October 1, 2013, we must also reduce our outstanding revolving advances under the Term Revolving Loan.  The Term Revolving Loan commitment is scheduled to decline by $2 million annually, beginning on October 1, 2013 and each anniversary date thereafter.

The Sixth Amended and Restated Master Loan Agreement contains certain financial covenants, including: (i) a working capital requirement of at least $5 million, measured monthly on a consolidated basis beginning on July 31, 2013; (ii) an owner equity ratio requirement, measured quarterly on a consolidated basis, of at least 35% beginning on October 31, 2013 and at least 40% beginning on October 31, 2014; (iii) a fixed charge coverage ratio of not less than 1.15 to 1.00, measured annually at the end of each fiscal year on a consolidated basis beginning on October 31, 2014.

The Sixth Amended and Restated Master Loan Agreement also contains certain affirmative covenants, including: (i) identification of an interim Chief Executive Officer reasonably acceptable to AgStar on or before June 1, 2013, with a starting date no later than June 15, 2013; (ii) hiring of a permanent Chief Executive Officer reasonably acceptable to AgStar, with a starting date no later than October 31, 2013; (iii) reviewing and implementing changes to our risk management policies, procedures and personnel; and (iv) reviewing our commercial contracts with third-party service providers and suppliers.

The Sixth Amended and Restated Master Loan Agreement also requires us to commence a member capital raise as part of a recapitalization plan to strengthen our balance sheet and improve our working capital position.  Under our member capital raise, we will offer and sell up to $12 million of 7.25% Subordinated Secured Notes due 2018.  The proceeds from the member capital raise will be used to make the required $5 million principal payment on the Term Revolving Loan due by July 31, 2013.

Upon the occurrence of any one or more Events of Default, as defined under the Sixth Amended and Restated Forbearance Agreement, including failure to observe any of the financial or affirmative covenants discussed above, AgStar may accelerate all of our indebtedness and may seize the assets that secure our indebtedness, causing us to lose control of our business. We may also be forced to sell our assets, restructure our indebtedness, submit to foreclosure proceedings, cease operations or seek bankruptcy or reorganization protection.

We have relied upon on our master loan agreement to fund our past operations and past losses because we have not generated a sufficient level of net income or obtained sufficient working capital to fund our ongoing operations.

We had a net loss of approximately $921,000 for our fiscal quarter ended January 31, 2013. Our operating results have fluctuated significantly in past years. We had a net loss of approximately $32.7 million for our fiscal year ended October 31, 2012 (which included a noncash impairment charge against our assets of approximately $27.8 million), net income of approximately $570,000 for our fiscal year ended October 31, 2011, net income of approximately $1.7 million for our fiscal year ended October 31, 2010 (which included approximately $2.6 million of settlement income) and a net loss of approximately $11.3 million for our fiscal year ended October 31, 2009. Our limited net income or our net losses have primarily been driven by our low or negative margins. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 97.9% and 99.3% for the fiscal quarters ended January 31, 2013 and January 31, 2012, respectively. Whether we achieve a sufficient level of net income to fund our operations depends on a number of factors, including:

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

We have historically financed our operations primarily through borrowing under our master loan agreement with AgStar, and, to a lesser extent, cash from operating activities. As of January 31, 2013, we had cash and cash equivalents (other than restricted cash) of approximately $749,000. As of January 31, 2013, our indebtedness under the master loan agreement with AgStar was approximately $41.1 million.

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

As of January 31, 2013, our debt with AgStar consists of approximately $18.2 million in fixed rate obligations and $22.9 million in variable rate obligations.  The variable rate portion of our debt may make us vulnerable to increases in prevailing interest rates. If the interest rate on our variable rate debt were to increase, our aggregate annualized interest and principal payments would also increase and could increase significantly.

The principal and interest payments on our Term Loan with AgStar are calculated using an amortization period of ten years even though the note will mature on September 1, 2016.  As a result, at maturity of the term loan, there would be large amount of principal remaining under the term loan. In order to finance this large payment of principal that would be due at maturity, we may attempt to extend the term of the loan under the master loan agreement, refinance the indebtedness under the master loan agreement, in full or in part, or obtain a new loan to repay the term loan. We cannot assure you that we will be successful in obtaining an extension of or refinancing our indebtedness. We also cannot assure you that we will be able to obtain a new loan in an amount that is sufficient for our needs, in a timely manner or on terms and conditions acceptable to us or our members.

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

While our air emissions permit issue was resolved with the December 16, 2010 issuance of a new air permit by the MPCA, our arbitration action against Fagen, Inc. has been settled, we have addressed the notice of violation through a stipulation agreement, and we successfully converted our ethanol plant from a coal-fired ethanol plant to a natural-gas fired ethanol plant in November 2011, realized significant reductions in air emissions, and have achieved compliance with the air emission requirements of our air permit, we anticipate future expense associated with compliance with our air permit and related environmental laws. The permit requires us to take additional actions relating to our plant and our operations within certain time frames.

Continued compliance with our air emissions permit issue will involve management time and expense and may involve ongoing operational expense or further modifications to the design or equipment in our plant. Although violations and environmental incompliance still remain after the conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.

There can be no assurance that we will be able to comply with the conditions of any of our permits, or with environmental laws applicable to us. A violation of environmental laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations or plant shutdown, any of which could have a material adverse effect on our operations.

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

Additionally, the Environmental Protection Agency (EPA) has established a revised annual renewable fuel standard (RFS2) that sets minimum national volume standards for use of renewable fuels. The RFS2 also sets volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS2 creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand. In the case of the RFS2, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS2 may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.

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

As of January 31, 2013, Project Viking, L.L.C. beneficially owned 41.4% of our outstanding units. Project Viking is owned by Roland J. (Ron) Fagen and Diane Fagen, the principal shareholders of Fagen, Inc., the design-build firm for our ethanol plant. Project Viking, together with our executive officers and governors, together control approximately 44.8% of our outstanding units as of January 31, 2013. As a result, these unit holders, acting individually or together, could significantly influence our management and affairs and all matters requiring member approval, including the election of governors and approval of significant corporate transactions.

Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. As of January 31, 2013, Project Viking, L.L.C. has the right to appoint four persons to our board pursuant to this provision. Although the designated governors do not represent a majority of our board, their presence on the board may allow Project Viking, L.L.C. to have greater influence over the decisions of our board and our business than other members.

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

We are managed by a board of governors, consisting of five elected governors and four appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the members without appointment rights. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.

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

However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint four persons to our board pursuant to this provision. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.

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

Item 2. Defaults Upon Senior Securities

At January 31, 2013, we were in default of covenants of our Fifth Amended and Restated Master Loan Agreement with AgStar Financial Services, PCA (“AgStar”) requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.  We also failed to make monthly principal payments to AgStar on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013.  As a result of these defaults, we have entered into multiple forbearance agreements with AgStar, under which AgStar forbear its rights.

On May 17, 2013, we entered into a Sixth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede our Fifth Amended and Restated Master Loan Agreement dated as of September 1, 2011, our Fifth Amended and Restated Forbearance Agreement dated May 10, 2013, and related loan documents.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure our Term Loan and our Term Revolving Loan based upon our submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.

Item 3. Mine Safety Disclosures

None.

Item 4. Other Information

None.

Item 5. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 11, 2013	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2013	/s/ Michael L. Mattison
Michael L. Mattison
Chief Financial Officer
(Principal Accounting and Financial Officer)