Form 10-Q
period 2013-04-30
Heron Lake BioEnergy, LLC
filed 2013-07-01
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2013

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

As of June 28, 2013, there were 38,622,107 Class A units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2013	October 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$888,616	$653,361
Restricted cash	—	65,259
Restricted certificates of deposit	650,000	650,000
Accounts receivable	1,427,195	1,784,761
Inventory	2,426,922	3,588,572
Prepaid expenses	928,737	796,829
Total current assets	6,321,470	7,538,782

Property and Equipment
Land and improvements	9,111,838	9,252,379
Plant buildings and equipment	71,320,657	76,155,846
Vehicles and other equipment	611,976	645,481
Office buildings and equipment	595,019	622,711

Construction in Progress	11,036	645,486
	81,650,526	87,321,903
Accumulated depreciation	(29,122,170)	(29,222,617)
	52,528,356	58,099,286

Other Assets
Other intangibles	242,714	256,513
Debt service deposits and other	688,439	686,438
Total other assets	931,153	942,951

Total Assets	$59,780,979	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2013	October 31, 2012
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities

Line of credit	$—	$480,000

Current maturities of long-term debt	38,547,491	42,051,402
Accounts payable	947,010	2,085,882
Accrued expenses	512,425	382,953
Total current liabilities	40,006,926	45,000,237

Long-Term Debt, net of current maturities	4,047,908	4,031,335

Commitments and Contingencies

Members’ Equity
Controlling interest in equity consists of 38,622,107 Class A units issued and outstanding at both April 30, 2013 and October 31, 2012	15,425,740	17,344,433
Noncontrolling interest	300,405	205,014
Total members’ equity	15,726,145	17,549,447

Total Liabilities and Members’ Equity	$59,780,979	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$35,498,926	$41,186,236

Cost of Goods Sold	34,800,114	40,083,890

Gross Profit	698,812	1,102,346

Operating Expenses	891,699	863,133

Settlement Expense	—	900,000

Operating Loss	(192,887)	(660,787)

Other Income (Expense)
Interest income	334	2,918
Interest expense	(723,885)	(629,992)
Other income (expense)	(5,684)	21,136
Total other expense, net	(729,237)	(605,938)

Net Loss	(922,122)	(1,266,725)

Net Income Attributable to Noncontrolling Interest	(76,016)	(89,620)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(998,139)	$(1,356,345)

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	38,622,107

Net Loss Per Unit - Basic and Diluted	$(0.03)	$(0.04)

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Six Months	Six Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$79,620,231	$80,048,030

Cost of Goods Sold	78,044,767	78,681,114

Gross Profit	1,575,464	1,366,916

Operating Expenses	1,863,719	1,713,740

Settlement Expense	—	900,000

Operating Loss	(288,255)	(1,246,824)

Other Income (Expense)
Interest income	16,753	6,858
Interest expense	(1,498,635)	(1,289,915)
Other income	19,276	31,954
Total other expense, net	(1,462,606)	(1,251,103)

Net Loss	(1,750,861)	(2,497,927)

Net Income Attributable to Noncontrolling Interest	(167,832)	(171,231)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(1,918,693)	$(2,669,158)

Weighted Average Units Outstanding - Basic and Diluted	38,622,107	38,396,794

Net Loss Per Unit - Basic and Diluted	$(0.05)	$(0.07)

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net loss	$(1,750,861)	$(2,497,927)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,023,866	2,837,848
Change in fair value of derivative instruments	—	122,391
Change in operating assets and liabilities:
Restricted cash	—	(19,743)
Accounts receivable	357,566	32,637
Inventory	1,161,650	1,167,254
Derivative instruments	—	25,859
Prepaid expenses and other	(133,909)	98,056
Accounts payable	(1,138,872)	(858,506)
Accrued expenses	94,467	104,094
Net cash provided by operating activities	613,907	1,011,963

Cash Flows from Investing Activities
Capital expenditures	(167,806)	(1,019,428)
Proceeds from disposal of property and equipment	3,728,669	—
Net cash provided by (used in) investing activities	3,560,863	(1,019,428)

Cash Flows from Financing Activities
Payments on line of credit	(480,000)	—
Proceeds from long-term debt	1,000,000	—
Payments on long-term debt	(4,487,338)	(6,588,372)
Release of restricted cash	65,259	84,949
Member contributions	—	707,017
Distributions to noncontrolling interest	(37,436)	—
Net cash used in financing activities	(3,939,515)	(5,796,406)

Net Increase (Decrease) in cash and equivalents	235,255	(5,803,871)

Cash and Equivalents - Beginning of period	653,361	7,140,573

Cash and Equivalents - End of period	$888,616	$1,336,702

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$1,439,340	$1,227,654

Supplemental Disclosure of Non-Cash Activities
Cost of raising capital offset against member contributions	—	$165,045
Distribution to noncontrolling interest in accrued expenses	$35,005	—
Capital expenditures financed with note payable	—	$1,325,000

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

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

In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated interim financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

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

April 30, 2013 (Unaudited)

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

The Company’s ethanol production plant has a nameplate capacity of 50 million gallons per year. The carrying value of the Company’s facilities at April 30, 2013 and October 31, 2012 was approximately $55.8 million and $58.1 million, respectively. In accordance with the Company’s policy for evaluating impairment of long-lived assets described above, management evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities’ estimated useful lives. Management determined that the projected future undiscounted cash flows from operations of these facilities exceed their carrying value at April 30, 2013; therefore, no impairment loss was indicated or recognized.  In determining the projected future undiscounted cash flows, the Company has made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.  Given the uncertainties in the ethanol industry, should management be required to adjust the carrying value of the facilities at some future point in time, the adjustment could be significant and could significantly impact the Company’s financial position and results of operations.  No adjustment has been made to these financial statements for this uncertainty.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended April 30, 2013 or October 31, 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Loans with AgStar consist of term loans of approximately $37.3 million with interest at market rates that are believed to approximate fair value.  Due to the defaults under the loan agreements which have triggered an additional 2.0% default interest and the forbearance agreement that anticipates the Company raising funds to pay down debt and provide sufficient working capital, the Company believes the carrying value of the debt continues to approximate the fair value.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

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

2.          GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has previously disclosed lower working capital than desired and operating losses related to difficult market conditions and operating performance. The Company has instances of unwaived debt covenant violations at April 30, 2013. These conditions contributed to the long-term debt with AgStar being classified as current at April 30, 2013 as well as working capital becoming negative. These factors and the continued volatility in commodity prices raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has continued to make changes to plant operations, including converting from a coal-fired ethanol plant to a natural gas plant in October 2011 and the addition of corn oil separation in February 2012. While these changes have improved the operating performance of the plant, and lead to lower operating costs, market conditions have resulted in losses. These losses and the repayment of debt have caused working capital to decline and contributed to the debt covenant violations at April 30, 2013. The Company did not timely make required principal payments to AgStar on the first day of December 2012 through May 2013. Payment for December 2012 and January 2013 was made pursuant to a forbearance agreement with AgStar dated April 12, 2013.  Payment for February 2013 through June 2013 was made on May 17, 2013 under the Company’s renegotiated loan agreement with AgStar, using the proceeds of the Board of Governors subordinated loan to the Company.

As mentioned above, the Company closed on Elevator Sale on February 1, 2013.  The net proceeds from this sale of approximately $3.7 million were used to pay the Company’s indebtedness to AgStar as required by the amended and restated forbearance agreement dated January 22, 2013.

As a path forward the Company renegotiated its loans with AgStar into a Term Loan and a Revolving Term Loan and entered into a Sixth Amended and Restated Master Loan Agreement with AgStar on May 17, 2013. The Revolving Term Loan will be used by the Company to optimize its cash management. As a part of the loan program, the Company plans to raise a minimum of $6.4 million by issuing convertible secured subordinated debt.  Prior to the planned offering of the convertible secured subordinated debt, the Company’s Board of Governors loaned the Company $1.4 million in convertible secured subordinated debt, which was used to bring the previous AgStar loans up to date. A minimum of an additional $5 million must be raised from members or outside investors.  These funds will be used to improve working capital by paying down the Revolving Term Loan and meeting the required $5 million payment obligation on the Revolving Term Loan by July 31, 2013. Should the minimum debt of $6.4 million not be raised and the Company fails to make the required $5 million payment, the Company would consider other go-forward options including the possibility of selling the plant, and AgStar could exercise its rights and remedies under the loan agreements for payment default.

3.              UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% - 80% of total revenues and corn costs average 85% - 90% of cost of goods sold.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

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

4.              CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at April 30, 2013.

5.              INVENTORY

Inventory consisted of the following:

	April 30,	October 31,
	2013	2012
Raw materials	$269,065	$521,865
Work in process	1,225,600	1,149,214
Supplies	932,257	922,384
Other grains	—	995,109
Total	$2,426,922	$3,588,572

6.              DERIVATIVE INSTRUMENTS

As of April 30, 2013, the Company had no derivative instruments in place.

The following tables provide details regarding the losses from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which were designated as hedging instruments:

	Statement of	Three-Months Ended April 30,
	Operations Locations	2013	2012
Corn contracts	Cost of goods sold	$—	$219,000

Natural gas contracts	Cost of goods sold	—	(168,000)

Totals		$—	$51,000

	Statement of	Six-Months Ended April 30,
	Operations Locations	2013	2012
Corn contracts	Cost of goods sold	$—	$226,000

Natural gas contracts	Cost of goods sold	—	(564,000)

Totals		$—	$(338,000)

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

7.              LINE OF CREDIT

Agrinatural obtained a line of credit with lending institution in September 2012 which provided up to $600,000 until March 31, 2013. Interest was charged at 5.43%. On January 1, 2013, this line of credit was replaced by a note payable which is included in Note 8 below.

8.              DEBT FINANCING

Debt financing consists of the following:

	April 30, 2013	October 31, 2012
Term note payable to lending institution, see terms below	$35,810,313	$36,627,901

Revolving term note to lending institution, see terms below	1,482,494	4,211,163

Assessments payable	2,880,149	2,895,151

Notes payable to electrical company	331,250	457,328

Corn oil recovery system note payable	859,492	—

Notes payable on pipeline assets (Agrinatural notes)	1,231,701	—

Construction notes payable	—	1,891,194

Total	42,595,399	46,082,737

Less amounts due on demand or within one year	38,547,491	42,051,402

Net long term debt	$4,047,908	$4,031,335

At April 30, 2013 and October 31, 2012, the Company was out of compliance with certain covenants in the AgStar loan agreements including the minimum working capital amount, minimum tangible net worth amount, and the fixed charge coverage ratio, and reclassified the debt with AgStar to current. Further, the Company failed to pay when due the required monthly principal payments on December 1, 2012, January 1, 2013, February 1, 2013, March 1, 2013 and April 1, 2013,  and has failed to pay requirement monthly installment of principal on May 1, 2013. In connection with a forbearance agreement dated April 12, 2013, the Company paid the December 2012 and January 2013 installments of principal.  In connection with the renegotiated loan agreement with AgStar entered into on May 17, 2013, the Company has paid the required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013, and June 1, 2013.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

The forbearance agreement was amended and restated for a fifth time on May 10, 2013 in order to extend the forbearance period relating to the above-described covenant defaults and required monthly principal installment payments to permit the Company additional time to document and implement a written management, governance improvement and capitalization plan.   On May 17, 2013, the Company entered into a Sixth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede the Fifth Amended and Restated Master Loan Agreement dated as of September 1, 2011, the Fifth Amended and Restated Forbearance Agreement dated May 10, 2013, and related loan documents.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure the Term Loan and the Term Revolving Loan based upon the submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.

Term Note

The Company has a five-year term loan initially amounting to $40,000,000, comprised of two tranches of $20,000,000 each, with the first tranche bearing interest at a variable rate equal to the greater of LIBOR plus 3.50% or 5.0%, and the second tranche bearing interest at 5.75%.  The Company must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  As part of the agreement, the premium above LIBOR on the loans may be reduced based on a financial ratio.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, the Company was not in compliance with the covenants of its master loan agreement and had missed certain months’ principal payments with AgStar as of April 30, 2013. Accordingly, all AgStar debt is included in current liabilities.

Revolving Term Note

The Company has obtained a five-year term revolving loan commitment in the amount of $8,008,689 until September 1, 2016.  Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment.  Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan.  Under the terms of the agreement, the term revolving loan commitment is scheduled to decline by $500,000 annually, beginning on September 1, 2012 and each anniversary date thereafter.  The maturity date of the term revolving loan is September 1, 2016. At April 30, 2013, the Company has $1 million available under the revolving term note.

Renegotiated Notes

On May 17, 2013, the Company renegotiated its AgStar debt into a Term Loan and a Revolving Term Loan. Balances on the two loans were $17.4 million and $19.0 million, respectively. Initially, the Revolving Term Loan can be drawn upon up to a maximum limit of $20.5 million for cash flow needs. The Revolving Term Loan availability will decline by $2 million annually beginning in October 2013.  As set forth in Note 2, the Company is required to raise an additional $5 million by issuing subordinated debt to its members or investors by July 31, 2013, that must be used to pay down the Revolving Term Loan.  Interest on the Revolving Term Loan is at the greater of the one month LIBOR plus 3.50% or 5.0%.  Interest on the Term Loan is at 5.75% initially converting to the greater of AgStar’s current index rate plus 3.50% or 5.0% in September 2014.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt, and require minimum debt service coverage, net worth, and working capital requirements.  The Term Loan also provides required excess cash flow payments.  The Term Loan and Revolving Term Loan mature in September 2016.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

April 30, 2013 (Unaudited)

Estimated annual maturities of long-term debt at April 30, 2013 are as follows based on the most recent debt agreements:

2014	$38,547,491
2015	1,236,360
2016	521,930
2017	547,361
2018	444,790
After 2018	1,297,467

Total long-term debt	$42,595,399

9.              LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the six months ended April 30, 2013 and 2012 was approximately $923,000 and $926,000, respectively.

At April 30, 2013, the Company had the following annual minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2014	$1,576,000
2015	930,000
2016	835,000
2017	832,000
2018	347,000

Total lease commitments	$4,520,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended January 31, 2013, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three and six month periods ended April 30, 2013 and 2012. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2013.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2013, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand will result in corn prices above historic averages.   During the second quarter of fiscal year 2013 ended April 30, 2013, the price of ethanol on the Chicago Board of Trade fluctuated from $2.32 to $2.65 per gallon; our average sales price was $2.34 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.21 to a high of $7.30 per bushel; our average purchase price was $7.19 per bushel, with basis.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” of our Annual Report on Form 10-K for the year ended October 31, 2012 and “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the period ended January 31, 2013.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2012. At April 30, 2013, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended April 30, 2013 and 2012.

	Three Months	Three Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$35,498,926	$41,186,236

Cost of Goods Sold	34,800,114	40,083,890

Gross Profit	698,812	1,102,346

Operating Expenses	891,699	863,133

Settlement Expense	—	900,000

Operating Loss	(192,887)	(660,787)

Other Income (Expense)
Interest income	334	2,918
Interest expense	(723,885)	(629,992)
Other income (expense)	(5,684)	21,136
Total other expense, net	(729,235)	(605,938)

Net Loss	(922,122)	(1,266,725)

Net Income Attributable to Noncontrolling Interest	(76,016)	(89,620)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(998,139)	$(1,356,345)

Revenues

Revenues decreased by 14% for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 due to slowing down the plant during negative margin time frames and due to unplanned shutdowns caused by weather-related electrical outages. Net ethanol revenues during the three months ended April 30, 2013 were approximately $26.9 million compared to approximately $31.3 million during the three months ended April 30, 2012, representing approximately 76% of our sales in both periods. There were no ethanol derivative gains or losses during the three months ended April 30, 2013 and 2012.

Total sales of DGS during the three months ended April 30, 2013 were approximately $7.7 million comprising 22% of our revenues. DGS sales during the three months ended April 30, 2012 were $7.6 million or 18% of revenues. The average DGS price increased 39% for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012, with an approximate 26% decrease in DGS sold during the first three months of fiscal year 2013 compared to fiscal year 2012.

Corn oil separation began in February 2012. Corn oil sales for the three months ended April 30, 2013 and 2012 were approximately $700,000 and $600,000, respectively.  The remaining amount of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn increased approximately 12% in the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. We had a gain related to corn derivative instruments of approximately $219,000 for the three months ended April 30, 2012. We had no losses or gains in this area for the current three month period. We had decreased gross margin in the second quarter of fiscal 2013 as compared to the same period in 2012 due to decreased production levels associated with unplanned shutdowns caused by weather-related electrical outages in 2013.

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

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the three months ended April 30, 2013 was approximately $892,000, an increase of approximately 3% as compared to operating expense of approximately $863,000 for the three months ended April 30, 2012 due primarily to fees related to the plant asset sale, the sale of the Lakefield Farmers Elevator and the renegotiated debt with AgStar.  These expenses represented 3% of total revenues for the three months ended April 30, 2013 and 2% of total revenues for the three months ended April 30, 2012.   In addition, the period ended April 30, 2012 included approximately $900,000 related to the settlement of our coal contract.  These expenses generally do not vary with the level of production at the plant.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up 15% for the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, is dependent on the balances outstanding and on interest rates, including any default interest rate. Of the total indebtedness at April 30, 2013 to AgStar, approximately $17.9 million includes interest at a fixed rate of 7.75%, approximately $19.4 million includes interest at a variable rate of the increased expense, which includes default interest on the AgStar debt.

Results of Operations for the Six Months Ended April 30, 2013 and 2012

The following table shows summary information from our Condensed Consolidated Statements of Operations for the six months ended April 30, 2013 and 2012.

	Six Months	Six Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)

Revenues	$79,620,231	$80,048,030

Cost of Goods Sold	78,044,767	78,681,114

Gross Profit	1,575,464	1,366,916

Operating Expenses	1,863,719	1,713,740

Settlement Expense	—	900,000

Operating Loss	(288,255)	(1,246,824)

Other Income (Expense)
Interest income	16,753	6,858
Interest expense	(1,498,635)	(1,289,915)
Other income	19,276	31,954
Total other expense, net	(1,462,606)	(1,251,103)

Net Loss	(1,750,861)	(2,497,927)

Net Income Attributable to Noncontrolling Interest	(167,832)	(171,331)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(1,918,693)	$(2,669,258)

Revenues

Revenues decreased by 1% for the six months ended April 30, 2013 as compared to the six months ended April 30, 2012 due to slowing down the plant during negative margin timeframes and due to unplanned shutdowns caused by weather-related electrical outages. Net ethanol revenues during the six months ended April 30, 2013 were approximately $59.1 million compared to approximately $63.1 million during the six months ended April 30, 2012, representing approximately 74% and 79%, respectively, of our sales. There were no ethanol derivative gains or losses during the six months ended April 30, 2013 and 2012.

Total sales of DGS during the six months ended April 30, 2013 were approximately $18.0 million comprising 23% of our revenues. DGS sales during the six months ended April 30, 2012 were $14.2 million or 18% of revenues. The average DGS price increased 35% for the six months ended April 30, 2013 as compared to the six months ended April 30, 2012, with an approximate 5.0% decrease in DGS sold during the first six months of fiscal year 2013 compared to fiscal year 2012.

Corn oil separation began in February 2012. Corn oil sales for the six months ended April 30, 2013 and 2012 were approximately $1.7 million and $600,000, respectively.  The remaining amount of revenues is made up of incidental other sales.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn increased approximately 14% in the six months ended April 30, 2013 as compared to the six months ended April 30, 2012. We had a gain related to corn derivative instruments of approximately $226,000 for the six months ended April 30, 2012. We had no losses or gains in this area for the current six month period. We had increased gross margin in the first two quarters of fiscal 2013 as compared to the same period in 2012 due to increased distillers grains revenue driven by increased prices and the addition of corn oil sales in the first six months of fiscal year 2013 that were present during two and one-half months of the first six months of fiscal year 2012.

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

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the six months ended April 30, 2013 was approximately $1,864,000, an increase of approximately 9% as compared to operating expense of approximately $1,714,000 for the six months ended April 30, 2012 due primarily to fees related to the plant asset sale, the sale of the Lakefield Farmers Elevator and the renegotiated loan agreements with AgStar.  These expenses represented 2% of total revenues for the six months ended April 30, 2013 and 2% of total revenues for the six months ended April 30, 2012.   In addition, the period ended April 30, 2012 included approximately $900,000 related to the settlement of our coal contract.  These expenses generally do not vary with the level of production at the plant.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up 16% for the six months ended April 30, 2013, as compared to the six months ended April 30, 2012, is dependent on the balances outstanding and on interest rates, including any default interest rate. Of the total indebtedness at April 30, 2013 to AgStar, approximately $17.9 million includes interest at a fixed rate of 7.75%, approximately $19.4 million includes interest at a variable rate of the increased expense, which includes default interest on the AgStar debt.

Liquidity and Capital Resources

As of April 30, 2013, we had cash and equivalents (other than restricted cash) of approximately $889,000, current assets of approximately $6.3 million and total assets of approximately $59.8 million.

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at April 30, 2013, was approximately $37.3 million, consisting of approximately $35.8 million under the term note and approximately $1.5 million under the revolving term note.  The term note has a variable rate portion comprising approximately $17.9 million and a fixed rate portion comprising approximately $17.9 million. Our revolving term note allows borrowing up to $2.5 million, less any letters of credit.  Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement.  At April 30, 2013, we were not in compliance with the covenants of our master loan agreement with AgStar relating to minimum working capital amount and minimum tangible net worth amount. Further, the Company did not timely make required principal payments to AgStar on the first day of December 2012 through May 2013. Payment for December 2012 and January 2013 were made pursuant to a forbearance agreement with AgStar dated April 12, 2013.  On May 17, 2013, the Company paid the required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013 as well as the installment due June 1, 2013.

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

On May 17, 2013, the Company entered into a Sixth Amended and Restated Master Loan Agreement and related loan documents with AgStar to replace and supersede the Fifth Amended and Restated Master Loan Agreement dated as of September 1, 2011, the Fifth Amended and Restated Forbearance Agreement dated May 10, 2013, and related loan documents.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure the Term Loan and the Term Revolving Loan based upon the submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.  Balances on the two loans were $17.4 million and $19.0 million, respectively.  The Company’s current plan to improve its cash and liquidity position includes: (1) raising $5 million in additional capital by July 31, 2013 through offerings of subordinated debt to its members and other investors, which must be used to pay down the Revolving Term Loan; and (2) improving operations of its plant and cash flow generated from operations.   There can be no assurance that the Company will be able to maintain compliance with its agreements with AgStar, raise additional capital through an offering of its debt securities, or improve its financial performance.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the six months ended April 30, 2013, the Company paid debt of approximately $5.0 million and borrowed approximately $1 million.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented (in thousands):

	Six months Ended April 30
	2013	2012
Net cash provided by operating activities	$613,907	$1,011,963
Net cash provided by (used in) investing activities	3,560,863	(1,019,428)
Net cash used in financing activities	(3,939,515)	(5,796,406)
Net increase (decrease) in cash and equivalents	$235,255	$(5,803,871)

During the six months ended April 30, 2013, operating activities provided approximately $614,000 in cash. This consists primarily of the net loss of approximately $1.8 million plus non-cash expenses including depreciation and amortization of approximately $2.0 million, decreases in accounts receivable by approximately $358,000, decreases in inventory of approximately $1.2 million, and decreases in accounts payable by approximately $1.1 million.

During the six months ended April 30, 2012, operating activities provided approximately $1.0 million. This consists primarily of the net loss of $2.5 million plus non-cash expenses including depreciation and amortization of approximately $2.8 million, decreases in inventory of approximately $1.2 million, and decreases in accounts payable by approximately $858,000.

During the six months ended April 30, 2013, we had cash flows provided by investing activities of approximately $3.6 million mainly attributable to the sale of grain storage assets for approximately $3.7 million. In the same period in 2012, we used approximately $1.0 million

for capital expenditures.   This consists primarily of costs associated with the conversion of our plant to natural gas and the installation of the natural gas pipeline.

During the six months ended April 30, 2013, we used approximately $5.0 million in cash to pay down debt balances and borrowed approximately $1.0 million.  This was less than the approximately $6.6 million in debt payment made in the same period in 2012.   We also received net proceeds of approximately $707,000 from the sale of equity.

Outlook

Ethanol prices have been very volatile over the past 6 months, and we expect to see that continue during 2013.   There are many factors that will continue that volatility of prices during 2013, including amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of March 2, 2013, the Energy Information Administration (EIA) reported that ethanol production for the week was 266.4 million gallons, or a 13.89 billion gallon annualized rate.

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

Corn prices have been volatile for the past year due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last 2 years, thus impacting the corn supply.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The US Department of Agriculture’s (USDA) March 28, 2013 Corn Supply and Use Report projects U.S. corn prices to average between $6.65 and $7.15 per bushel for the 2012-13 crop year.  The report estimated that 97.3 million acres of corn will be planted in 2013 which is just slightly higher than was planted in 2012.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.8 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.5 million, again assuming no other changes in our business.  During the quarter ended April 30, 2013, the price of ethanol on the Chicago Board of Trade fluctuated from $2.32 to $2.65 per gallon; our average sales price was $2.34 per gallon, with basis.  During the same period, the price of corn on the Chicago Board of Trade fluctuated from a low of $6.21 to a high of $7.30 per bushel; our average purchase price was $7.19 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of April 30, 2013, we had $19.4 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $194,000.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.   As previously reported in our Form 10-K for the year ended October 31, 2012, our management concluded that our disclosure controls and procedures were not effective as of October 31, 2012 due to a material weakness in internal control over financial reporting relating to the errors in pricing ethanol and distillers grains revenue and the effects of this revenue recognition error upon the financial statements and reports.  This material weakness is not considered fully remediated as of April 30, 2013 because while remedial procedures have been implemented, they have not operated for an appropriate period and have not been tested to allow management to conclude that they are operating effectively.  Accordingly, the Company’s disclosure controls and procedures are likewise not considered effective.  Additionally, the Company failed to timely file this Form 10-Q for the quarterly period ended April 30, 2013 with the Securities and Exchange Commission, which constitutes a separate event indicating that the Company’s disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal six months ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of additional controls and procedures to remediate the material weakness in internal control over financial reporting described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Discussions of legal matters are incorporated by reference from Part I, Item 1, Note 10 “Commitments and Contingencies — Legal Proceedings” of this Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended January 31, 2013.

Item 2. Defaults Upon Senior Securities

At April 30, 2013, we were in default of covenants of our Fifth Amended and Restated Master Loan Agreement with AgStar Financial Services, PCA (“AgStar”) requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.  We also failed to make monthly principal payments to AgStar on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013.  As a result of these defaults, we have entered into multiple forbearance agreements with AgStar, under which AgStar forbear its rights.

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

Item 3. Mine Safety Disclosures

None.

Item 4.  Other Information

None.

Item 5. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Sixth Amended and Restated Master Loan Agreement dated to be effective as of May 17, 2013 by and among AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC

10.2	Second Amended and Restated Term Note dated May 17, 2013 in principal amount of $17,404,344 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender

10.3	Second Amended and Restated Term Revolving Note dated May 17, 2013 in principal amount of $20,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender

10.4	Sixth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated May 17, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA

10.5	Sixth Amended and Restated Guaranty dated May 17, 2013 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA

10.6	Second Amended and Restated Guaranty dated May 17, 2013 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, PCA

10.7	Form of Subscription Agreement and Subordinated Loan Agreement dated May 17, 2013, by and among Heron Lake BioEnergy, LLC and initial subscribers of the 7.25% Subordinated Secured Notes due 2018

10.8	Form of Interim Subordinated Note dated May 17, 2013 by Heron Lake BioEnergy, LLC to initial subscribers of the 7.25% Subordinated Secured Notes due 2018

10.9

Subordination Agreement dated effective as of May 17, 2013 by and among AgStar Financial Services, PCA and David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz, Michael Kunerth and Dawn Kunerth, Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.

10.10

Subordinated Security Agreement dated May 17, 2013 by and between Heron Lake BioEnergy, LLC and the Collateral Agent for the benefit of David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz, Michael Kunerth and Dawn Kunerth,

Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.

10.11

Subordinated Mortgage dated May 17, 2013 between Heron Lake BioEnergy, LLC to David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz by Michael Kunerth and Dawn Kunerth, Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: July 1, 2013	/s/ Robert J. Ferguson
Robert J. Ferguson
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 1, 2013	/s/ Michael L. Mattison
Michael L. Mattison
Chief Financial Officer
(Principal Accounting and Financial Officer)