Form 10-Q
period 2013-07-31
Heron Lake BioEnergy, LLC
filed 2013-09-16
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2013

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

As of September 9, 2013, there were 46,697,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2013	October 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$1,022,764	$653,361
Restricted cash	—	65,259
Restricted certificates of deposit	510,955	650,000
Accounts receivable	3,005,121	1,784,761
Inventory	2,303,157	3,588,572
Prepaid expenses	1,107,025	796,829
Total current assets	7,949,022	7,538,782

Property and Equipment
Land and improvements	9,111,838	9,252,379
Plant buildings and equipment	71,415,804	76,155,846
Vehicles and other equipment	611,976	645,481
Office buildings and equipment	611,826	622,711
Construction in Progress	—	645,486
	81,751,444	87,321,903
Accumulated depreciation	(30,125,670)	(29,222,617)
	51,625,774	58,099,286

Other Assets
Other intangibles	235,813	256,513
Debt service deposits and other	942,924	686,438
Total other assets	1,178,737	942,951

Total Assets	$60,753,533	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2013	October 31, 2012
	(Unaudited)

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Line of credit	$—	$480,000
Current maturities of revolving line of credit	—	4,211,163
Current maturities of long-term debt	3,008,029	37,840,239
Accounts payable	936,893	2,085,882
Accrued expenses	399,623	382,953
Total current liabilities	4,344,545	45,000,237

Revolving Term Loan, net of current maturities	10,650,377	—

Long-Term Debt, net of current maturities	20,480,986	4,031,335

Members’ Equity

Controlling interest in equity 61,697,107 and 38,622,107 units issued and oustanding at July 31, 2013 and October 31, 2012, respectively	24,902,731	17,344,433
Noncontrolling interest	374,894	205,014
Total members’ equity	25,277,625	17,549,447

Total Liabilities and Members’ Equity	$60,753,533	$66,581,019

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$45,583,441	$41,908,904

Cost of Goods Sold	41,523,283	39,987,071

Gross Profit	4,060,158	1,921,833

Selling, General, and Administrative Expenses	674,200	714,906

Operating Income	3,385,958	1,206,927

Other Income (Expense)
Interest income	310	2,441
Interest expense	(755,532)	(653,663)
Other income	10,925	2,182
Total other expense, net	(744,297)	(649,040)

Net Income	2,641,661	557,887

Net Income Attributable to Noncontrolling Interest	(87,168)	(87,289)

Net Income Attributable to Heron Lake BioEnergy, LLC	$2,554,493	$470,598

Weighted Average Units Outstanding - Basic	38,875,678	38,622,107

Net Income Per Unit - Basic	$0.07	$0.01

Weighted Average Units Outstanding - Diluted	42,741,063	38,622,107

Net Income Per Unit - Diluted	$0.06	$0.01

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$125,203,672	$121,956,934

Cost of Goods Sold	119,568,050	118,668,185

Gross Profit	5,635,622	3,288,749

Selling, General, and Administrative Expenses	2,537,919	2,428,646
Settlement Expense	—	900,000
Operating Income (Loss)	3,097,703	(39,897)

Other Income (Expense)
Interest income	17,063	9,299
Interest expense	(2,254,167)	(1,943,578)
Other income	30,198	34,136
Total other expense, net	(2,206,906)	(1,900,143)

Net Income (Loss)	890,797	(1,940,040)

Net Income Attributable to Noncontrolling Interest	(254,999)	(258,520)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$635,798	$(2,198,560)

Weighted Average Units Outstanding - Basic	38,706,942	38,472,447

Net Income (Loss) Per Unit - Basic	$0.02	$(0.06)

Weighted Average Units Outstanding - Diluted	40,000,140	38,472,447

Net Income (Loss) Per Unit - Diluted	$0.02	$(0.06)

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Cash Flow From Operating Activities
Net income (loss)	$890,797	$(1,940,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,034,267	4,277,887
Change in operating assets and liabilities:
Restricted certificates of deposit	139,045	16,000
Accounts receivable	(1,220,360)	136,566
Inventory	1,285,415	983,514
Prepaid expenses	(312,197)	223,489
Accounts payable	(1,148,989)	(2,010,782)
Accrued expenses	(29,517)	(38,260)
Net cash provided by operating activities	2,638,461	1,648,374

Cash Flows from Investing Activities
Capital expenditures	(268,724)	(2,444,010)
Proceeds from disposal of property and equipment	3,728,669	—
Net cash provided by (used in) investing activities	3,459,945	(2,444,010)

Cash Flows from Financing Activities
Payments on line of credit	(480,000)	—
Proceeds from long-term debt	520,210	—
Proceeds from convertible debt	1,407,000	—
Payments on revolving term loan, net	(11,843,911)	—
Payments on long-term debt	(2,026,644)	(5,550,360)
Release of restricted cash	65,259	257,630
Member contributions	6,922,500	707,017
Cost of raising capital	—	(3,169)
Distributions to noncontrolling interest	(38,932)	(72,928)
Deferred financing fees	(254,485)
Net cash used in financing activities	(5,729,003)	(4,661,810)

Net Increase (Decrease) in cash and equivalents	369,403	(5,457,446)

Cash and Equivalents - Beginning of period	653,361	7,140,573

Cash and Equivalents - End of period	$1,022,764	$1,683,127

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$2,253,814	$1,933,499

Supplemental Disclosure of Non-Cash Activities
Cost of raising capital offset against member contributions	$—	$165,045
Distribution to noncontrolling interest in accrued expenses	46,187	11,807
Capital expenditures financed with note payable	—	1,325,000
Energy efficiency rebate receivable	—	554,577

See Notes to Condensed Consolidated Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

July 31, 2013 (Unaudited)

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

Nature of Business

The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 59.2 million gallons.  In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production.

The Company entered into an asset purchase agreement dated January 22, 2013, which provided for the sale of substantially all of the Company’s assets to, and the assumption of certain of the Company’s liabilities by, Guardian Energy Heron Lake, LLC (Guardian). On April 4, 2013, the Company terminated the agreement in accordance with its terms. As a result of terminating the purchase agreement and the Company renegotiating their loan agreements with AgStar Financial Services, PCA (“AgStar”), AgStar required certain principal paydowns by July 31, 2013. The Company raised all the required funds to pay down its debt to AgStar, to provide adequate working capital to operate the Company effectively and to meet AgStar’s requirements.

Pursuant to an asset purchase agreement dated January 3, 2013, the Company’s subsidiary, Lakefield Farmers Elevator, LLC, sold substantially all of its assets consisting of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota to FCA Co-op, a Minnesota cooperative, for approximately $3.7 million plus the purchase price for corn and fuel inventory (the “Elevator Sale”).  The Elevator Sale closed on February 1, 2013.

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

Long-Lived Assets

The Company reviews property, plant and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted basis, impairment is recognized to the extent the carrying value exceeds fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value of Financial Instruments

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the periods ended July 31, 2013 or October 31, 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash and equivalents, restricted cash, restricted certificates of deposit, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company’s debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules. The Company believes the carrying amount of the debt approximates the fair value.

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

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period.  Diluted net income per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.

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

The Company has continued to make changes to plant operations, including converting from a coal-fired ethanol plant to a natural gas plant in October 2011 and the addition of corn oil separation in February 2012.   These changes have improved the operating performance of the plant, and lead to lower operating costs.  Additionally, market conditions have improved during the three months ended July 31, 2013.  The Company raised additional equity of approximately $6.9 million as of July 31, 2013, as well as issued convertible secured debt as described in Note 8.  As a result, the Company was able to reduce their debt obligations as of July 31, 2013 and is in compliance with their debt covenants as of July 31, 2013.

The Company renegotiated its loans with AgStar into a Term Loan and a Revolving Term Loan and entered into a Sixth Amended and Restated Master Loan Agreement with AgStar on May 17, 2013. The Revolving Term Loan will be used by the Company to optimize its cash management.  The additional equity raised was used to improve working capital availability by paying down the Revolving Term Loan and meeting the required $5 million payment obligation by July 31, 2013. The Company’s Board of Governors loaned the Company $1.4 million in convertible secured debt, which was used to bring the previous AgStar loans up to date.   In addition, the Company is expecting to raise approximately $3.6 million, subsequent to July 31, 2013, in convertible secured debt, which will be released from escrow as described in Note 8.

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

4.                            CONCENTRATIONS

The Company sells all of the ethanol and dry distiller grains produced to one customer under marketing agreements at July 31, 2013.

5.                            INVENTORY

Inventory consisted of the following:

	July 31,	October 31,
	2013	2012
Raw materials	$285,490	$521,865
Work in process	1,084,300	1,149,214
Supplies	933,367	922,384
Other grains	—	995,109
Total	$2,303,157	$3,588,572

6.                            DERIVATIVE INSTRUMENTS

As of July 31, 2013, the Company had no derivative instruments in place.

The following tables provide details regarding the losses from the Company’s derivative instruments included in the Condensed Consolidated Statements of Operations, none of which were designated as hedging instruments:

	Statement of	Three-Months Ended July 31,
	Operations Locations	2013	2012
Corn contracts	Cost of goods sold	$—	$862,000

Natural gas contracts	Cost of goods sold	—	119,000

Totals		$—	$981,000

	Statement of	Nine-Months Ended July 31,
	Operations Locations	2013	2012
Corn contracts	Cost of goods sold	$—	$1,088,000

Natural gas contracts	Cost of goods sold	—	(446,000)

Totals		$—	$642,000

7.                            LINE OF CREDIT

Agrinatural obtained a line of credit with lending institution in September 2012 which provided up to $600,000 until March 31, 2013. Interest was charged at 5.43%. On January 1, 2013, this line of credit was replaced by a note payable which is included in Note 8 below.

On May 17, 2013, the Company renegotiated its revolving term loan with AgStar to extend the maturity date of the revolving term loan to September 2016. Amounts borrowed by the Company under the term revolving term loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  At July 31, 2013, revolving term loan carried an interest rate of 5.00%.  The Company also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the evolving term loan.  At July 31, 2013, the Company had approximately $20.5 million available under the revolving term loan.  The amount available under the revolving term loan is reduced by $2 million at October 31st each year until September 2016 when the unpaid balance is due.  The revolving term loan is secured by substantially all business assets and is subject to various financial and non-financial covenants as described in Note 8.

8.                            DEBT FINANCING

Debt financing consists of the following:

	July 31, 2013	October 31, 2012
Term note payable to lending institution, see terms below	$17,137,087	$36,627,901

Assessments payable	2,758,529	2,895,151

Notes payable to electrical company	312,500	457,328

Corn oil recovery system note payable	750,835	—

Notes payable on pipeline assets (Agrinatural notes)	1,123,064	—

Subordinated Debt	1,407,000	—

Construction notes payable	—	1,891,194

Total	23,489,015	46,082,737

Less amounts due on demand or within one year	3,008,029	42,051,402

Net long term debt	$20,480,986	$4,031,335

At July 31, 2013, the Company was in compliance with certain covenants in the AgStar loan agreements. At October 31, 2012 and during 2013, the Company was out of compliance with certain covenants in the AgStar loan agreements including the minimum working capital amount, minimum tangible net worth amount, and the fixed charge coverage ratio, and reclassified the debt with AgStar to current. The Company failed to pay when due the required monthly principal payments on December 1, 2012, January 1, 2013, February 1, 2013, March 1, 2013, April 1, 2013, and May 1, 2013. In connection with a forbearance agreement dated April 12, 2013, the Company paid the December 2012 and January 2013 installments of principal.  In connection with the renegotiated loan agreement with AgStar entered into on May 17, 2013, the Company has paid the required installments of principal that were due February 1, 2013, March 1, 2013, April 1, 2013, May 1, 2013, and June 1, 2013.

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

Term Note

On May 17, 2013, the Company renegotiated its term loan with AgStar in the amount of $17.4 million.  The Company must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  Through September 1, 2014, the loan bears interest at 5.75% as long as the Company is in compliance with their debt covenants.

On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  As described above, the Company was in compliance with the covenants of its master loan agreement with AgStar as of July 31, 2013 and reclassification of the debt previously included in current liabilities to long-term.

Convertible Secured Debt

On May 17, 2013, the Company’s Board of Governors loaned the Company approximately $1.4 million as part of the convertible secured debt.  The convertible secured debt is subordinated to the AgStar debt.  The notes bear interest at 7.25% and are due in May 2018.  On October 1, 2014, or immediately prior to the effective time of any sale of all or substantially all of the Company assets, each holder has the right at the holder’s option to irrevocably convert all of such holder’s interim subordinated notes into Class A units of the Company, at the rate of $0.30 per Class A unit.  The Company reserves the right to issue Class B units upon conversion if the principal balance of the 7.25% convertible secured debt exceeds the authorized Class A units at the conversion rate.

The convertible secured debt raise was not completed as of July 31, 2013.  As of July 31, 2013, the Company was expecting to issue approximately $3,671,000 of additional convertible secured debt; however subscribers have agreed to lend approximately $6,524,000.  The cash received from subscribers is being held in escrow, but will be released in the fourth quarter of fiscal 2013.  The Company expects to return approximately $2,853,000 during the fourth quarter of fiscal 2013 to the subscribers.

Estimated annual maturities of debt at July 31, 2013 are as follows based on the most recent debt agreements:

August 1, 2013 — July 31, 2014	$3,008,029
August 1, 2014 — July 31, 2015	2,688,634
August 1, 2015 — July 31, 2016	2,264,846
August 1, 2016 — July 31, 2017	2,264,808
August 1, 2017 — July 31, 2018	3,541,492
Thereafter	9,721,206

Total debt	$23,489,015

9.                            LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.   Rent expense for the nine months ended July 31, 2013 and 2012 was approximately $1,313,000 and $1,400,000, respectively.  Rent expense for the three months ended July 31, 2013 and 2012 was approximately $406,000 and $650,000, respectively.

At July 31, 2013, the Company had the following annual minimum future lease payments, which at inception had non-cancelable terms of more than one year:

August 1, 2013 — July 31, 2014	$1,412,842
August 1, 2014 — July 31, 2015	847,014
August 1, 2015 — July 31, 2016	833,140
August 1, 2016 — July 31, 2017	831,600
August 1, 2017 — July 31, 2018	69,300

Total lease commitments	$3,993,896

10.                     COMMITMENTS AND CONTINGENCIES

Forward Contracts

The Company has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

Management Services Agreement

On July 31, 2013, Project Viking, L.L.C. (“Project Viking”) held a controlling interest in the Company. On July 31, 2013, Project Viking sold its interest to Granite Falls Energy, LLC (“GFE”), which is now considered a related party. GFE operates an ethanol plant in the Midwest. The Company entered into a Management Services Agreement with GFE.  Under the Management Services Agreement, GFE agreed to supply its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  The initial term of the Management Services Agreement is three years.  The Company agreed to pay GFE $35,000 per month for the first year of the Management Services Agreement.

During years two and three of the agreement, the Company agreed to pay GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  At the expiration of the initial term, the agreement will automatically renew for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term.

Termination of Marketer Agreement

On August 20, 2013, the Company gave notice to their marketer to terminate the agreements related to corn purchases as well as ethanol and distillers grains sales effective October 31, 2013.  During the fourth quarter of fiscal year 2013, the Company anticipates entering into a marketing agreement with a new marketer for the sale of ethanol and distillers grains.

11.       MEMBERS’ EQUITY

As of July 31, 2013, the Company has authorized two classes of membership units: Class A and Class B. At July 31, 2013, there are 46,697,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding.  At October 31, 2012, there were 38,622,107 Class A units and -0- Class B units issued and outstanding.   The total units issued and outstanding are 61,697,107 and 38,622,107 at July 31, 2013 and October 31, 2012, respectively.  On July 31, 2013, the Company issued 8,075,000 Class A units and 15,000,000 Class B units for total proceeds of approximately $6.9 million.  The Company is authorized to issue an aggregate of 80,000,000 units, of which 65,000,000 have been designated Class A units and 15,000,000 has been designated as Class B units. Members of the Company are holders of units who have been admitted as members and who hold at least 2,500 units. Any holder of units who is not a member will not have voting rights. Transferees of units must be approved by our board of governors to become members. Members are entitled to one vote for each unit held. Subject to the Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

12.       SALE OF ASSETS

The Company entered into an asset purchase agreement on January 3, 2013, with FCA Co-op for the sale of the Company’s grain storage and handling facilities. The sale closed on February 1, 2013, for approximately $3.7 million. The net proceeds of the sale were used to repay AgStar debt.

The Company entered into an asset purchase agreement on January 22, 2013, with Guardian Energy for the sale of the ethanol assets.  The purchase price was to be the sum of $55,000,000 plus closing net working capital, less the amount owed on the closing date under assumed debt.  On April 4, 2013, the Company terminated the asset purchase agreement dated January 22, 2013 between the Company and Guardian.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains, in addition to historical information, forward-looking statements that are based on our expectations, beliefs, intentions or future strategies. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements because of certain factors, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended October 31, 2012 and under Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended January 31, 2013 and April 30, 2013, as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

The following is a discussion and analysis of Heron Lake BioEnergy’s financial condition and results of operations as of and for the three and nine month periods ended July 31, 2013 and 2012. This section should be read in conjunction with the condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2013.

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

Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, during fiscal 2010 and continuing into fiscal 2013, ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increases in global demand will result in corn prices above historic averages.   During the third quarter of fiscal year 2013 ended July 31, 2013, our average ethanol sales price was $2.45 per gallon.  During the same period, our average corn purchase price was $6.77 per bushel.

Trends and Uncertainties Impacting Our Operations

Our current and future results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2012, “Part II, Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the period ended January 31, 2013 and April 30, 2013 and of this Form 10-Q, and in other filings we make with the Securities and Exchange Commission.

Critical Accounting Estimates

A description of our critical accounting estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended October 31, 2012. At July 31, 2013, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K. In addition, our analysis of future projections, resolution of debt terms and other assumptions in consideration of continuing as a going concern include critical accounting estimates.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following table shows summary information from our Condensed Consolidated Statements of Operations for the three months ended July 31, 2013 and 2012.

	Three Months	Three Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$45,583,441	$41,908,904

Cost of Goods Sold	41,523,283	39,987,071

Gross Profit	4,060,158	1,921,833

Selling, General, and Administrative Expenses	674,200	714,906

Operating Income	3,385,958	1,206,927

Other Income (Expense)
Interest income	310	2,441
Interest expense	(755,532)	(653,663)
Other income	10,925	2,182
Total other expense, net	(744,297)	(649,040)

Net Income	2,641,661	557,887

Net Income Attributable to Noncontrolling Interest	(87,168)	(87,289)

Net Income Attributable to Heron Lake BioEnergy, LLC	$2,554,493	$470,598

Revenues

Revenues increased by 8.8% for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012 due primarily to increased ethanol prices.  Net ethanol revenues during the three months ended July 31, 2013 were approximately $36.4 million compared to approximately $32.1 million during the three months ended July 31, 2012.  The average price we received for our ethanol increased by approximately 12% for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. Additionally, we sold approximately 2.1% more gallons of ethanol during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.  There were no ethanol derivative gains or losses during the three months ended July 31, 2013 and 2012.

Total sales of DGS during the three months ended July 31, 2013 were approximately $7.8 million. DGS sales during the three months ended July 31, 2012 were $7.9 million. The average dried DGS price increased 9.9% for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012, with an approximate 11.6% decrease in dried DGS sold during the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.

Corn oil separation began in February 2012. Corn oil sales for the three months ended July 31, 2013 and 2012 were approximately $1.1 million and $0.9 million, respectively.  Our quantity of corn oil sold increased approximately 27.4% for the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn increased approximately 0.1% in the three months ended July 31, 2013 as compared to the three months ended July 31, 2012. We had no losses or gains related to corn or natural gas derivative instruments for the three months ended July 31, 2013.  We had a gain related to natural gas derivative instruments of approximately $119,000 for the three months ended July 31, 2012.  We had a gain related to corn derivative instruments of approximately $862,000 for the three months ended July 31, 2012.  We had an increased gross margin in the third quarter of fiscal 2013 as compared to the same period in 2012 due to increases in the prices of ethanol and DGS.

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

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the three months ended July 31, 2013 was approximately $674,000, a decrease of approximately 5.7% as compared to operating expense of approximately $715,000 for the three months ended July 31, 2012.  These expenses represented 1.5% of total revenues for the three months ended July 31, 2013 and 1.7% of total revenues for the three months ended July 31, 2012.   Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up 15.6% for the three months ended July 31, 2013, as compared to the three months ended July 31, 2012, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we paid on our AgStar loans. Of the total indebtedness at July 31, 2013 to AgStar, approximately $17.1 million includes interest at a fixed rate of 5.75%, and approximately $10.7  million includes interest at a variable rate, which at July 31, 2013 was 5.0%.

Results of Operations for the Nine Months Ended July 31, 2013 and 2012

The following table shows summary information from our Condensed Consolidated Statements of Operations for the nine months ended July 31, 2013 and 2012.

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$125,203,672	$121,956,934

Cost of Goods Sold	119,568,050	118,668,185

Gross Profit	5,635,622	3,288,749

Selling, General, and Administrative Expenses	2,537,919	2,428,646

Settlement Expense	—	900,000

Operating Income (Loss)	3,097,703	(39,897)

Other Income (Expense)
Interest income	17,063	9,299
Interest expense	(2,254,167)	(1,943,578)
Other income	30,198	34,136
Total other expense, net	(2,206,906)	(1,900,143)

Net Income (Loss)	890,797	(1,940,040)

Net Income Attributable to Noncontrolling Interest	(254,999)	(258,520)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$635,798	$(2,198,560)

Revenues

Revenues increased by 2.7% for the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012 due primarily to increased dried DGS prices.  Net ethanol revenues during the nine months ended July 31, 2013 were approximately $95.5 million compared to approximately $94.2 million during the nine months ended July 31, 2012. The average price we received for our ethanol increased by approximately 7.8% for the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012.  However, we sold approximately 6.7% fewer gallons of ethanol during the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012.  There were no ethanol derivative gains or losses during the nine months ended July 31, 2013 and 2012.

Total sales of DGS during the nine months ended July 31, 2013 were approximately $25.8 million. DGS sales during the nine months ended July 31, 2012 were approximately $22.3 million. The average dried DGS price increased 25.6% for the nine months ended July, 2013 as compared to the nine months ended July 31, 2012, with an approximate 7.2% decrease in dried DGS sold during the first nine months of fiscal year 2013 compared to fiscal year 2012.

Corn oil separation began in February 2012. Corn oil sales for the nine months ended July 31, 2013 and 2012 were approximately $2.9 million and $1.5 million, respectively.  Our quantity of corn oil sold increased approximately 111% for the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012, although as noted above, we did not begin separating corn oil until February 2012.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales); natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.5 million bushels of corn per month at the plant.

The per bushel cost of corn increased approximately 8.7% in the nine months ended July 31, 2013 as compared to the nine months ended July 31, 2012.  We had a gain related to corn derivative instruments of approximately $1.1 million for the nine months ended July 31, 2012. We had a loss related to natural gas derivative instruments of approximately $446,000 for the nine months ended July 31, 2012.  We had an increased gross margin in the first nine months of fiscal 2013 as compared to the same period in 2012 due to increases in the prices of ethanol and DGS and an increase in the quantity of corn oil sold.

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

Operating Expenses

Operating expenses consist of selling, general and administrative expense and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the nine months ended July 31, 2013 was approximately $2,538,000, an increase of approximately 4.5% as compared to operating expense of approximately $2,429,000 for the nine months ended July 31, 2012 due primarily to fees related to the planned plant asset sale.  These expenses represented 2.0% of total revenues for the nine months ended July 31, 2013 and July 31, 2012.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.   In addition, during the nine months ended July 31, 2012 we recorded a settlement expense of approximately $900,000 related to the settlement of our coal contract.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was up 16.0% for the nine months ended July 31, 2013, as compared to the nine months ended July 31, 2012, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we paid on our AgStar loans.

Liquidity and Capital Resources

As of July 31, 2013, we had cash and equivalents of approximately $1.0 million, current assets of approximately $7.9 million and total assets of approximately $60.8 million.

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our master loan agreement with AgStar. Under the master loan agreement, we have two forms of debt: a term note and a revolving term note.  The total indebtedness to AgStar at July 31, 2013, was approximately $27.8 million, consisting of approximately $17.1 million under the term note and approximately $10.7 million under the revolving term note.  These borrowings are made pursuant to the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 between the Company and AgStar.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure the term loan and the term revolving loan based upon the submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for term loan principal payments in arrears and reduction of the term revolving note.  The Company also raised additional equity of approximately $6.9 million as of July 31, 2013, which was used to reduce the Company’s debt obligations to AgStar as of July 31, 2013.

With respect to the term loan, the Company must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  Through September 1, 2014, the loan bears interest at 5.75% as long as the Company is in compliance with its debt covenants.   On September 1, 2014, the interest on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate shall not be less than 5%.

With respect to the revolving term loan, the loan matures in September 2016.  Amounts borrowed by the Company under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly.  At July 31, 2013, the revolving term loan carried an interest rate of 5.0%.  The Company also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the evolving term loan.  At July 31, 2013, the Company had $10.6 million outstanding under the revolving term loan and an additional $9.9 million was available.  The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

Our loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.  The Company was in compliance with the covenants of its loan agreements with AgStar as of July 31, 2013.  In the past, the Company’s failure to comply with the covenants of the master loan agreement and failure to timely pay required installments of principal has resulted in events of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement. If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy.  There can be no assurance that the Company will be able to maintain compliance with its agreements with AgStar, raise additional capital, or improve its financial performance.

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

Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt. During the nine months ended July 31, 2013, the Company paid debt of approximately $14.4 million and borrowed approximately $520,000 from AgStar.  During this period the Company also raised approximately $1.4 million in convertible debt from persons serving on the Company’s Board of Governors and the Company raised approximately $6.9 million in member contributions.  The Company also sold grain storage assets for approximately $3.7 million.  As of July 31, 2013, the Company expects to raise approximately $3,671,000 of additional convertible secured debt during the fourth quarter of fiscal year 2013, which is being held in escrow at July 31, 2013.

The following table summarizes our sources and uses of cash and equivalents from our condensed consolidated statements of cash flows for the periods presented:

	Nine months Ended July 31
	2013	2012
Net cash provided by operating activities	$2,638,461	$1,648,374
Net cash provided by (used in) investing activities	3,459,945	(2,444,010)
Net cash used in financing activities	(5,729,003)	(4,661,810)
Net increase (decrease) in cash and equivalents	$369,403	$(5,457,446)

During the nine months ended July 31, 2013, operating activities provided approximately $2.6 million in cash. This consists primarily of the net income of approximately $0.9 million plus non-cash expenses including depreciation and amortization of approximately $3.0 million, decreases in inventory of approximately $1.3 million, decreases in accounts payable of $1.1 million, and increases of accounts receivable of $1.2 million.

During the nine months ended July 31, 2012, operating activities provided approximately $1.6 million. This consists primarily of the net loss of $1.9 million plus non-cash expenses including depreciation and amortization of $4.3 million, decreases in inventory of approximately $984,000, and decreases in accounts payable by approximately $2.0 million.

During the nine months ended July 31, 2013, we had cash flows provided by investing activities of approximately $3.5 million mainly attributable to the sale of grain storage assets for approximately $3.7 million. In the same period in 2012, we used approximately $2.4 million for capital expenditures.   This consists primarily of costs associated with the conversion of our plant from coal-fired to natural gas and the installation of the natural gas pipeline.

During the nine months ended July 31, 2013, we used approximately $5.7 million in cash in financing activities.  We made payments on our line of credit, net payments on our revolving term loan, and payment on long-term debt totaling approximately $14.4 million.  We received proceeds from long-term debt, convertible debt, and member contributions totaling approximately $8.8 million.

Our cash used in financing activities was greater than the approximately $4.7 million we used in financing activities in the same period in 2012, when we received approximately $707,000 in member contributions and paid approximately $5.6 million on long-term debt.

Outlook

Ethanol prices have been very volatile over the past nine months, and we expect to see that continue during 2013.   There are many factors that will continue that volatility of prices during 2013, including amount of domestic ethanol production, the amount of ethanol exports and domestic usage, petroleum and gasoline prices, and the development of other alternative fuels.  As of August 30, 2013, the Energy Information Administration (EIA) reported that ethanol production for the week was 240.8 million gallons, or a 12.54 billion gallon annualized rate.

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

Corn prices have been volatile due in part to higher demand from the renewable fuels industry. The expansion of ethanol productive capacity has brought about a substantial increase in demand for corn and thus in corn prices.  The volatility is also a result of less than trend line yields in the U.S. last two years, thus impacting the corn supply.  Due to increased exposure of ethanol, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity,” contributing to the upward pressure on corn prices.  The USDA’s World Agricultural Supply and Demand Estimates published on August 12, 2013 projects domestic corn production of 13.76 billion bushels for the 2013 growing season, a decrease from previous estimates but still a significant increase over the estimate of 10.78 billion bushels produced during the 2012 growing season.

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

As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our annual revenues may increase or decrease accordingly by approximately $5.8 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our annual cost of goods sold may increase or decrease by $5.5 million, again assuming no other changes in our business.  During the quarter ended July 31, 2013, our average ethanol sales price was $2.45 per gallon, with basis.  During the same period, our average corn purchase price was $6.77 per bushel, with basis.  Our future earnings may be affected by changes in interest rates due to the impact those changes have on our interest expense on borrowings under our credit facilities. As of July 31, 2013, we had $10.6 million of outstanding borrowings with variable interest rates. With each 1% change in interest rates our annual interest expense would change by $106,000.

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.   As previously reported in our Form 10-K for the year ended October 31, 2012, our management concluded that our disclosure controls and procedures were not effective as of October 31, 2012 due to a material weakness in internal control over financial reporting relating to the errors in pricing ethanol and distillers grains revenue and the effects of this revenue recognition error upon the financial statements and reports.  This material weakness is not considered fully remediated as of July 31, 2013 because while remedial procedures have been implemented, they have not operated for an appropriate period and have not been tested to allow management to conclude that they are operating effectively.  Accordingly, the Company’s disclosure controls and procedures are likewise not considered effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal nine months ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of additional controls and procedures to remediate the material weakness in internal control over financial reporting described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended October 31, 2012 and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended January 31, 2013.  We also face the risk factors set forth below as well as additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Project Viking owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and Project Viking has been granted additional board rights under our member control agreement.

As of July 31, 2013, Project Viking, L.L.C. (“Project Viking”) beneficially owned 63.3% of our outstanding units. Project Viking is owned by Granite Falls Energy, LLC (“Granite Falls Energy”). As a result, Granite Falls Energy could significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. As of July 31, 2013, Project Viking has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Project Viking influences the decisions of our board and our business.

Further, the interests of Project Viking may not coincide with our interests or the interests of our other members. For example, Granite Falls Energy owns and operates an ethanol production facility that could be considered our competitor.  As a result of these and other potential conflicting interests, this could result in decisions with respect to us with which our members may disagree.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

At July 31, 2013, we were in compliance with the covenants of our Sixth Amended and Restated Master Loan Agreement with AgStar Financial Services, PCA (“AgStar”), which we entered into on May 17, 2013.  However, prior to entering into the Sixth Amended and Restated Master Loan Agreement with AgStar, we were in default of covenants of our prior loan agreement with AgStar requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater.  Under this prior loan agreement, we also failed to make monthly principal payments to AgStar on February 1, 2013, March 1, 2013, April 1, 2013 and May 1, 2013.  As a result of these defaults, we entered into multiple forbearance agreements with AgStar, under which AgStar forbear its rights.  Under the Sixth Amended and Restated Master Loan Agreement, AgStar agreed to restructure our Term Loan and our Term Revolving Loan based upon our submission of a loan restructuring proposal and payment of approximately $1.4 million in cash for Term Loan principal payments in arrears and reduction of the Term Revolving Note.  In addition, we met the required principal paydown of $5 million on July 31, 2013.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Assignment and Amendment Agreement dated July 2, 2013 by and among Heron Lake BioEnergy, LLC, Gavilon, LLC and Gavilon Global Ag Holdings, LLC. +

10.2	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.

10.3	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.

10.4	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+                 Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 16, 2013	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 16, 2013	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer