Form 10-K
period 2013-10-31
Heron Lake BioEnergy, LLC
filed 2014-01-29
CIK 1286964

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBITS AND FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission File Number 000-51825
Heron Lake BioEnergy, LLC
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-2002393 (IRS Employer Identification No.)
91246 390th Avenue, Heron Lake, MN 56137-1375
(Address of principal executive offices)
Registrant's telephone number, including area code: (507) 793-0077

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:
None	Class A Units
Name of Exchange on Which Registered: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒
As of April 30, 2013, the aggregate market value of the Company's Class A Units held by non-affiliates is not able to be calculated. The Company is a limited liability company whose outstanding common equity, consisting of its Class A Units and Class B Units, is subject to significant restrictions on transfer under its Member Control Agreement. No public market for common equity of Heron Lake BioEnergy, LLC is established and it is unlikely in the foreseeable future that a public market for its common equity will develop. As of April 30, 2013, the Company did not have any Class B Units issued and outstanding. As of the date of this report, all Class B Units are held by an affiliate of the Company.

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBITS AND FINANCIAL STATEMENTS

As of January 29, 2014, the Company had outstanding 49,812,107 Class A Units and 15,000,000 Class B Units.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2013). This proxy statement is referred to in this report as the 2014 Proxy Statement.

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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in Part I, Item 1A. "Risk Factors" of this Form 10-K.
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
We operated a dry mill, coal fired ethanol plant in Heron Lake, Minnesota. After completing a conversion in November 2011, we are now a natural gas fired ethanol plant. Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC, the pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company's ethanol production facility through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Our subsidiary, Lakefield Farmers Elevator, LLC, formerly owned grain facilities at Lakefield and Wilder, Minnesota; however, on February 1, 2013, Lakefield Farmers Elevator sold substantially all of its assets for cash consideration. At nameplate, our ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 50 million gallons per year of fuel-grade ethanol and approximately 160,000 tons of distillers' grains with soluble ("DGS"). Our permitted capacity is approximately 59.2 million gallons of ethanol per year. On September 21, 2007, we began operations at the ethanol plant. Fiscal year 2007 was the first fiscal year that includes any revenue generated from our operations. In fiscal years 2013, 2012 and 2011, we sold approximately 55.3, 58.2 and 53.4 million gallons of ethanol, respectively.
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
Our Principal Products
The principal products that we produce are fuel grade ethanol, distillers' grains, and crude corn oil. Raw carbon dioxide is also a product of the ethanol production process, but we do not capture or market any carbon dioxide gas.

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
Dry mill ethanol processing creates three primary forms of distillers' grains: wet distillers' grains, modified wet distillers' grains, and dried distillers' grains with solubles. Wet distillers' grains are processed corn mash that contains a substantial amount of moisture. It has a shelf life of approximately three days and is primarily sold to feeders of beef animals within the immediate vicinity of the ethanol plant. Modified wet distillers' grains are similar to wet distillers' grains except that it has been partially dried and contains less moisture. Modified wet distillers' grains has a shelf life of a maximum of fourteen days, contains less water to transport, is more easily adaptable to some feeding systems, and is sold to both local and regional markets, primarily for both beef and dairy animals. Dried distillers' grains with solubles are corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market and fed to almost all types of livestock. Most of the distillers' grains that we sell are in the form of dried distillers' grains.
Corn Oil
Another co-product of the ethanol production process is crude corn oil. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.
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
Natural Gas Procurement
The primary source of energy in our manufacturing process is natural gas. We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We entered into a transportation agreement with Agrinatural Gas, LLC ("Agrinatural Gas"). Agrinatural Gas, owned by our subsidiary, HLBE Pipeline Company, LLC, and Rural Energy Solutions, was formed to own and operate the pipeline. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC.

We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC ("Constellation"). We buy all of our natural gas from Constellation and this agreement runs for a three year period from November 1, 2011 to October 31, 2014.
Ethanol Marketing
Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC ("Gavilon") to market the Company's ethanol and distillers' grains products and to supply the Company's ethanol production facility with corn. These agreements terminated as of October 31, 2013. Under these agreements, Gavilon was the exclusive corn supplier and ethanol and distillers' grains marketer for the Company's production facility. The Company paid Gavilon a supply fee consisting of a per bushel fee based on corn processed at the facility and a cost of funds component determined on the amount of corn financed by Gavilon for supply to the Company's ethanol production facility based on the length of time between when Gavilon paid for the corn stored in or en route to or from the Company's elevator facilities or production facility, and when the Company was invoiced for that corn at the time it was processed at the Company's production facility.
Effective November 1, 2013, Eco-Energy, LLC is our ethanol marketer. Pursuant to the agreement we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plant. We pay Eco-Energy a fee for each gallon of ethanol shipped from our plant in consideration of Eco-Energy's services.
Distillers' Grains Marketing
Although we terminated our prior marketing agreements with Gavilon as of October 31, 2013, as provided above, we entered into a new distillers' grains off-take agreement with Gavilon Ingredients, LLC that became effective November 1, 2013. Pursuant to this agreement, Gavilon Ingredients, LLC purchases all of the distillers' grains produced at our ethanol plant. We pay Gavilon a service fee for its services under this agreement.
Corn Oil Marketing
RPMG, Inc. markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement. This agreement became effective as of September 16, 2013. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.
Pricing of Corn and Ethanol
The sale of ethanol represented approximately 76.7% of our revenue for the year ended October 31, 2013. The cost of corn represented approximately 82% of our cost of sales for the year ended October 31, 2013. We expect that ethanol sales will represent our primary revenue source and corn will represent our primary component of cost of goods sold. Therefore, changes in the price at which we can sell the ethanol we produce and the price at which we buy corn for our ethanol plant present significant operational risks inherent in our business.
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
Demand for Ethanol
In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program. Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with methyl tertiary butyl ether (MTBE) and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive pursuant to state or federal law. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene. The United States consumes approximately 135-140 billion gallons of gasoline a year. More than 95% of those gallons were blended with ethanol, predominantly at the E10 (ten percent ethanol) level.

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
RFS2 dictates an increasing amount of blending of total renewable fuels: 18.15 billion gallons in 2014, increasing to 36 billion gallons by 2022. To reach the standard as dictated by RFS2 in 2014, assuming 136 billion gallons of total gasoline usage nationally, each gallon of gasoline sold would have to be blended with greater than 10% ethanol. The EPA limit of 10% ethanol inclusion in non-flex fuel vehicles and the RFS increasing blend rate are at odds, which is sometimes referred to as the "blend wall." In 2012, the EPA approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Although E15 is now available in limited locations in a number of states, management believes that any gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles are allowed to use E15. As a result, the approval of E15 may not significantly increase demand for ethanol.
There have been proposals in Congress to reduce or eliminate RFS2. Additionally, in November 2013 the EPA issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. If the EPA's proposal becomes a final rule, or if RFS2 were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may be negatively impacted. Current ethanol production capacity exceeds the proposed 2014 RFS requirement which can be satisfied by corn based ethanol.
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
The markets in which our ethanol is sold will depend primarily upon the efforts of Eco-Energy, which buys and markets our ethanol. However, we believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.
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
According to the Renewable Fuels Association (RFA), as of January 2014, there are approximately 211 biorefineries with a total nameplate capacity of 14.9 billion gallons of ethanol per year.
Below is the U.S. ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of January 2013:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,848.0	3,843.0	—	3,848.0
Nebraska	2,058.0	1,744.0	—	2,058.0
Illinois	1,412.0	1,374.0	—	1,412.0
Indiana	1,148.0	826.0	—	1,148.0
Minnesota	1,147.1	1,010.6	—	1,147.1
South Dakota	1,016.0	1,016.0	—	1,016.0
Kansas	503.5	381.5	45	548.5
Ohio	538.0	478.0	—	538.0
Wisconsin	504.0	504.0	5	509.0
North Dakota	370.0	360.0	—	370.0
Total	12,544.6	11,537.1	50	12,594.6
Source: Renewable Fuels Association, 2013 Ethanol Industry Outlook
Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plant in Minnesota. Therefore, we compete with other Minnesota ethanol producers both for markets in Minnesota and markets in other states.
In addition to intense competition with local, regional and national producers of ethanol, we expect increased competition from imported ethanol and foreign producers of ethanol. Ethanol imported to the U.S. was subject to a 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge, both of which expired on December 31, 2011. As a result, we have faced increased competition from imported ethanol and foreign producers of ethanol.
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

•	Fischer-Tropsch Diesel: Diesel made by converting gaseous hydrocarbons, such as natural gas and gasified coal or biomass, into liquid fuel, including transportation fuel.

•	Hydrogenation-Derived Renewable Diesel (HDRD): The product of fats or vegetable oils—alone or blended with petroleum—that has been refined in an oil refinery.

•	P-Series: A blend of natural gas liquids (pentanes plus), ethanol, and the biomass-derived co-solvent methyltetrahydrofuran (MeTHF) formulated to be used in flexible fuel vehicles.

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
Producers of Distillers' Grains
The amount of distillers' grains produced annually in North America has increased significantly as the number of ethanol plants increased. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plant. There are seven ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 436 million gallons that will produce approximately 1.5 million tons of distillers' grains. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.
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

Competition for Corn
We will compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant. The existence of other ethanol plants, particularly those in close proximity to our plant, increase the demand for corn and may result in higher costs for supplies of corn. We estimate that the seven ethanol plants within an approximate 50 mile radius of our plant will use approximately 160 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.
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
For our spot purchases, we post daily corn bids so that corn producers can sell to us on a spot basis. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices indexed to Chicago Board of Trade, or CBOT, prices. Our corn requirements can be contracted in advance under fixed-price forward contracts or options. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. For delayed pricing contracts, producers will deliver corn to us, but the pricing for that corn and the related payment will occur at a later date.
To hedge a portion of our exposure to corn price risk, we may buy and sell futures and options positions on the CBOT. In addition, our facilities have significant corn storage capacity. At the ethanol plant, we have the ability to store approximately 10 days of corn supply.
Eco-Energy is the exclusive marketer for all of the ethanol produced at our facility. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by our marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce.
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
These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production. In the fiscal year ended October 31, 2013, we incurred costs and expenses of approximately $136,000 complying with environmental laws, including the cost of pursuing permit amendments.
Compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental non-compliance still remain a possibility following our conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.
Employees
As of the date of this report, we have 36 full time employees. Seven of these employees are involved primarily in management and administration. The remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
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
Risks Related to Our Financial Condition
We were previously in default of our master loan agreement with AgStar and there is substantial doubt about our ability to continue as a going concern.
At October 31, 2012, we were in default of covenants of our master loan agreement with AgStar Financial Services, PCA ("AgStar") requiring us to maintain at least $5.0 million minimum working capital; at least $39.5 million of tangible net worth; and a fixed charge ratio of 1.20 to 1.00 or greater. We also failed to make monthly principal payments to AgStar from December 2012 through May 2013 and operated under forbearance agreements with AgStar. As a result of these defaults, we previously classified our long-term debt with AgStar as a current liability. These factors and continual volatile commodity prices raise substantial doubt about our ability to continue as a going concern.
During the fiscal year ended October 31, 2013, market conditions improved. We also raised approximately $6.9 million in equity and approximately $5.1 million in convertible debt during our 2013 fiscal year. While we believe these changes will improve our operating performance, we cannot be certain that our efforts will be successful.
Risks Relating to Our Operations
Because we are primarily dependent upon one product, our business is not diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.
Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers' grains and corn oil. We do not have any other lines of business or other significant sources of revenue to rely upon if we are unable to produce and sell ethanol, distillers' grains and corn oil, or if the market for those products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.
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
We have experienced low or negative margins in the past, reflecting higher expenses for the corn we purchase and lower revenues from ethanol we produce. For example, our cost of goods sold (including lower of cost or market adjustments) as a percentage of revenues was 95.0% and 98.7% for the fiscal years ended October 31, 2013 and October 31, 2012, respectively. Reduction in ethanol prices without corresponding decreases in corn costs or increases in corn prices without corresponding increases in ethanol prices has adversely affected our financial performance in the past and may adversely affect our financial performance in the future.
If the supply of ethanol exceeds the demand for ethanol, the price we receive for our ethanol and distillers' grains may decrease.
Domestic ethanol production capacity has increased substantially over the past decade. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all.
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
We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the U.S. was subject to an ad valorem tax and a per gallon surcharge that helped mitigate the effects of international competition for U.S. ethanol producers, the tax and per gallon surcharge expired on December 31, 2011. Because the tax and surcharge on imported ethanol was not extended beyond December 31, 2011, we are facing increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.
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
We ship our ethanol to our customers primarily by the railroad adjacent to our site. We also have the potential to receive inbound corn via the railroad. Our customers require appropriate transportation and storage capacity to take delivery of the products we produce. We also receive our natural gas through a pipeline that is approximately 16 miles in length. Without the appropriate flow of natural gas through the pipeline our plant may not be able to run at desired production levels or at all. Therefore, our business is dependent on the continuing availability of rail, highway and related infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.
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
Our sales will decline, and our business will be materially harmed if our third party marketers do not effectively market or sell the ethanol, distillers grains and corn oil we produce or if there is a significant reduction or delay in orders from our marketers.
We have entered into agreements with a third parties to market our supply of ethanol, distillers' grains and corn oil. Our marketers are independent businesses that we do not control. We cannot be certain that our marketers will market or sell our ethanol, distillers' grains and corn oil effectively. Our agreements with our marketers do not contain requirements that a certain percentage of sales are of our products, nor do the agreements restrict the marketer's ability to choose alternative sources for ethanol, distillers' grains or corn oil.
Our success in achieving revenue from the sale of ethanol, distillers' grains and corn oil will depend upon the continued viability and financial stability of our marketers. Our marketers may choose to devote their efforts to other producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketers in operating their businesses. If our marketers do not effectively market and sell our ethanol, distillers' grains and corn oil, our revenues may decrease and our business will be harmed.
Risks Related to Government Programs and Regulation
Our failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground. Certain aspects of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities including the Minnesota Pollution Control Agency. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party claims for property damage and personal injury as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits. We could also incur substantial costs and experience increased operating expenses as a result of operational changes to comply with environmental laws, regulations and permits. We have previously incurred substantial costs relating to our air emissions permit and expect additional costs relating to this permit in the future.
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
Additionally, the Environmental Protection Agency has established a revised annual renewable fuel standard (RFS2) that sets minimum national volume standards for use of renewable fuels. The RFS2 also sets volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify as one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS2 creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand. In the case of the RFS2, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS2 may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.
There have been proposals in Congress to reduce or eliminate RFS2. Additionally, in November 2013 the Environmental Protection Agency issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. If the Environmental Protection Agency's proposal becomes a final rule, or if RFS2 were to be otherwise reduced or eliminated by the exercise of the Environmental Protection Agency's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

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
As of October 31, 2013, Project Viking, L.L.C. (“Project Viking”) beneficially owned 60.8% of our outstanding units. Project Viking is owned by Granite Falls Energy, LLC (“Granite Falls Energy”). As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.
Additionally, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. As of October 31, 2013, Project Viking has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Project Viking influences the decisions of our board and our business.
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
There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future. As of January 1, 2014, we have established through FNC Ag Stock, LLC, a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members' investment in the units or may otherwise be unattractive to the member.
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
Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by AgStar under our master loan agreement. Our master loan agreements with AgStar currently materially limit our ability to make distributions to our members and are likely to limit materially the future payment of distributions. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. We may also never be in a position to pay distributions because of our financial performance or the terms of our master loan agreement. Consequently, members may receive little or no return on their investment in the units.
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
We are managed by a board of governors, currently consisting of four elected governors and five appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the members without appointment rights. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.
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
However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Project Viking, L.L.C. has the right to appoint five persons to our board pursuant to this provision and has currently appointed five persons. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no public trading market for our units.
However, effective as of January 1, 2014, we have established through FNC Ag Stock, LLC, a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We do not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. In advertising our qualified matching service, we do not characterize Heron Lake BioEnergy, LLC as being a broker or dealer or an exchange. We do not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors.
There were no secondary market unit sales transactions completed by our members during the fiscal years ended October 31, 2013 and 2012, other than related-party transfers without consideration.
Holders of Record
As of January 27, 2014, there were 49,812,107 Class A units outstanding held of record by 1,165 persons, and 15,000,000 Class B units outstanding held of record by one person. There are no other classes of units outstanding. As of October 31, 2013 and January 27, 2014, there were no outstanding options or warrants to purchase, or securities convertible into, our units, other than $4,143,000 in subordinated convertible notes that are convertible into up to 13,810,000 Class A units at a price of $0.30 per unit.
Distributions
To date, we have not made any distributions to our members. Our master loan agreement with AgStar Financial Services, PCA currently materially limits our ability to make distributions, other than tax distributions and certain allowed distributions (including up to 40% of our previous fiscal year's net income), to our members and is likely to limit materially the future payment of distributions. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.
For a further description of the limitations on our ability to make distributions to our members, please see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations".
Securities Authorized for Issuance under Equity Compensation Plans
There are no "compensation plans" (including individual compensation arrangements) under which any of our equity securities are authorized for issuance.
Performance Graph
The following graph shows a comparison of cumulative total member return since October 31, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company's units, the NASDAQ, and the Industry Index on October 31, 2008. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
Heron Lake BioEnergy, LLC
SIC Code Index
NASDAQ Market Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
Oct-08
Apr-09
Oct-09
Apr-10
Oct-10
Apr-11
Oct-11
Apr-12
Oct-12
Apr-13
Oct-13

ITEM 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the balance sheets as of October 31, 2013 and 2012 and the statements of operations data for the years ended October 31, 2013, 2012, and 2011 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the balance sheet as of October 31, 2011, 2010 and 2009 and the statements of operations data for the years ended October 31, 2010 and 2009 were derived from audit financial statements filed previously.
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

	Fiscal Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009
Statement of Operations Data:
Revenues	$163,764,144	$168,659,935	$164,120,375	$110,624,758	$88,304,596
Cost of goods sold	155,536,974	166,529,283	157,163,624	103,690,208	90,857,247
Gross profit (loss)	8,227,170	2,130,652	6,956,751	6,934,550	(2,552,651)
Operating expenses	(3,214,036)	(3,171,331)	(3,613,465)	(3,857,492)	(4,515,476)
Impairment charge	—	(27,844,579)	—	—	—
Settlement income (expense)	—	(900,000)	—	2,600,000	—
Operating income (loss)	5,013,134	(29,785,258)	3,343,286	5,677,058	(7,068,127)
Other expense	(2,745,274)	(2,567,385)	(2,800,269)	(3,993,537)	(4,261,307)
Net income (loss) before noncontrolling interest	2,267,860	(32,352,643)	543,017	1,683,521	(11,329,434)
Noncontrolling income (loss)	327,018	353,019	(27,838)	—	—
Net income (loss) attributable to Heron Lake BioEnergy, LLC	$1,940,842	$(32,705,662)	$570,855	$1,683,521	$(11,329,434)
Weighted average units outstanding	44,868,463	38,510,066	33,391,636	28,141,942	27,104,625
Net income (loss) per unit—Basic and diluted (Class A and B)	$0.04	$(0.85)	$0.02	$0.06	$(0.42)

	As of
	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2010	October 31, 2009
Balance Sheet Data:
Assets:
Current assets	$7,849,244	$7,538,782	$14,237,942	$18,254,313	$12,926,672
Property and equipment	51,670,272	58,099,286	88,592,945	89,803,647	98,560,605
Other assets	1,274,401	942,951	1,303,037	1,482,617	1,602,000
Total assets	$60,793,917	$66,581,019	$104,133,924	$109,540,577	$113,089,277
Current liabilities	$5,061,910	$45,000,237	$7,807,727	$60,034,589	$69,059,727
Long-term debt	28,181,155	4,031,335	46,844,912	4,068,716	4,775,804
Total members' equity	27,550,852	17,549,447	49,481,285	45,437,272	39,253,746
Total liabilities and members' equity	$60,793,917	$66,581,019	$104,133,924	$109,540,577	$113,089,277

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
We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2013.
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
Our operating results are largely driven by the prices at which we sell ethanol and distillers grains and the costs related to their production, particularly the cost of corn. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gasoline and other petroleum products. However, in recent years ethanol prices tended to move up and down proportionately with changes in corn prices. The price of ethanol can also be influenced by factors such as general economic conditions, concerns over blending capacities, and government policies and programs. The price of distillers grains is generally influenced by supply and demand, the price of substitute livestock feed, such as corn and soybean meal, and other animal feed proteins. Our largest component of and cost of production is corn. The cost of corn is affected primarily by factors over which we lack any control such as crop production, carryout, exports, government policies and programs, and weather. The growth of the ethanol industry has increased the demand for corn. We believe that continuing increase in global demand will result in corn prices above historic averages. As an example of our potential sensitivity to price changes, if the price of ethanol rises or falls $0.10 per gallon, our revenues may increase or decrease accordingly by approximately $5.0 million, assuming no other changes in our business. Additionally, if the price of corn rises or falls $0.25 per bushel, our cost of goods sold may increase or decrease by $5.0 million, again assuming no other changes in our business. During our fiscal 2013, the market price of ethanol and corn were extremely volatile.
Trends and Uncertainties Impacting Our Operations
Our current results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain pricing of ethanol and corn; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Other factors that may affect our future results of operation include those factors discussed in "Item 1. Business" and "Item 1A. Risk Factors."
Critical Accounting Estimates
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate. As a result of our review of long-lived assets for impairment at October 31, 2012, we recorded an impairment charge of approximately $27.8 million. No impairment was recorded during fiscal year 2013.
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential market value losses. We estimated a loss on these firm purchase commitments to corn contracts in place and for corn on hand during 2011 where the price of corn exceeded the market price and upon being used in the manufacturing process and eventual sale of products we anticipate losses. Our estimates include various assumptions including the future prices of ethanol, distillers' grains and corn. For the fiscal years ended 2013, 2012 and 2011 we recognized a lower of cost or market losses of approximately $0, $0 and $1,592,000, respectively.
Fiscal Year Ended October 31, 2013 Compared to Fiscal Year Ended October 31, 2012
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$163,764,144	100.0%	$168,659,935	100.0%
Cost of Goods Sold	155,536,974	95.0%	166,529,283	98.7%
Gross Profit	8,227,170	5.0%	2,130,652	1.3%
Operating Expenses	(3,214,036)	(2.0)%	(3,171,331)	(1.9)%
Impairment Charge	—	—%	(27,844,579)	(16.5)%
Settlement Expense	—	—%	(900,000)	(0.5)%
Operating Income (Loss)	5,013,134	3.1%	(29,785,258)	(17.7)%
Other Expense	(2,745,274)	(1.7)%	(2,567,385)	(1.5)%
Net Income (Loss) before noncontrolling interest	2,267,860	1.4%	(32,352,643)	(19.2)%
Noncontrolling Income (Loss)	327,018	0.2%	353,019	0.2%
Net Income (Loss) attributable to Heron Lake BioEnergy, LLC	$1,940,842	1.2%	$(32,705,662)	(19.4)%
Revenues
Ethanol revenues during the fiscal year ended October 31, 2013 were approximately $125.5 million, comprising 76.7% of our revenues, as compared to approximately $128.6 million during the fiscal year ended October 31, 2012, representing 76.2% of our revenues.
For the year ended October 31, 2013, we sold approximately 55.3 million gallons of ethanol at an average price of $2.27 per gallon. For the year ended October 31, 2012, we sold approximately 58.2 million gallons of ethanol at an average price of $2.20 per gallon. The price of ethanol during our fiscal year was affected by the demand for ethanol as a motor fuel which is affected by, among other factors, regulatory developments, gasoline consumption, and the price of crude oil. The price was also affected by federal RFS blending mandates.
We may hedge anticipated ethanol sales through a variety of mechanisms. Our prior marketer, Gavilon, was obligated, and our current marketer, Eco-Energy, is obligated, to use reasonable efforts to obtain the best price for our ethanol. To mitigate ethanol price risk and to obtain the best margins on ethanol that is marketed and sold by a marketer, we may utilize ethanol swaps, over-the-counter ("OTC") ethanol swaps, or OTC ethanol options that are typically settled in cash, rather than gallons of the ethanol we produce. Losses or gains on ethanol derivative instruments recorded in a particular period are reflected in revenue for that period. For the years ended October, 31, 2013 and 2012, we did not record any gains or losses related to ethanol derivative instruments. In the future, if we have such gains or losses, there may be timing differences in the recognition of losses or gains on derivatives as compared to the corresponding sale of ethanol.
We expect to see fluctuations in ethanol prices over the next fiscal year. Although some level of demand is expected to continue since gasoline blenders will need to meet the Renewable Fuels Standard's blending requirements, the Environmental Protection Agency recently proposed decreasing those requirements relative to prior expected standards. Additionally, recent improved margins in the ethanol industry may lead to increased ethanol supply, as production facilities re-start or increase production in order to capture such margins. Such an increase in supply could pressure ethanol prices downward. In addition, low prices for petroleum and gasoline could exert downward pressure on ethanol prices. If ethanol prices decline, our earnings will also decline, particularly if corn prices do not also decrease proportionally. Future prices for fuel ethanol will be affected by a variety of factors beyond our control including, the demand for ethanol as a motor fuel, federal incentives for ethanol production, the amount and timing of additional domestic ethanol production and ethanol imports and petroleum and gasoline prices.
Total sales of DGS during fiscal years 2013 and 2012 equaled approximately $32.8 million and $33.1 million, respectively, comprising 20.0% and 19.6% of our revenues for fiscal years 2013 and 2012, respectively. In fiscal years 2013 and 2012, we sold approximately 132,000 tons and 148,000 tons, respectively, of dried distillers' grain. The average price we received for distillers' grain was approximately $244 per ton in fiscal year 2013 and approximately $221 per ton in fiscal year 2012.
Prices for distillers' grains are affected by a number of factors beyond our control such as the supply of and demand for distillers' grains as an animal feed and prices for competing feeds. We believe that prices for distillers' grains will be volatile as a result of changes in the prices of competing animal feeds. We expect prices to remain steady or increase so long as livestock feeders continue to create demand for alternative feed sources such as distillers' grains and the supply of distillers' grains remains relatively stable. On the other hand, if competing commodity price values retreat or distillers' supplies increase due to growth in the ethanol industry, distillers' grains prices may decline.
Corn oil separation began in February 2012. Total sales of corn oil during fiscal years 2013 and 2012 equaled approximately $4.0 million and $2.7 million, respectively, comprising 2.5% and 1.6% of our revenues for fiscal years 2013 and 2012, respectively.
Cost of Goods Sold
Our costs of sales include, among other things, the cost of corn used in ethanol and DGS production (which is the largest component of costs of sales), natural gas, processing ingredients, electricity, and wages, salaries and benefits of production personnel. We use approximately 1.6 million bushels of corn per month at the plant. We contract with local farmers and elevators for our corn supply.
Our costs of sales as a percentage of revenues were 95.0% and 98.7% for the fiscal years ended October 31, 2013 and October 31, 2012, respectively. The per bushel cost of corn purchased decreased approximately 1.9% in the fiscal year ended October 31, 2013 as compared to the fiscal year ended October 31, 2012. We had gains related to corn derivative instruments of approximately $1.1 million for the fiscal year ended October 31, 2012, which changed cost of sales, compared to no gains or losses related to corn derivative instruments for the fiscal year ended October 31, 2013. The 1.9% decrease in the per bushel cost of corn, combined with the 3.2% increase in the per gallon sales price of ethanol, caused the decrease in the cost of goods sold as a percent of revenues for the fiscal year ended October 31, 2013. Our gross margin for the fiscal year ended October 31, 2013 increased to 5.0% from 1.3% for the fiscal year ended October 31, 2012.
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
Operating Expenses
Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant. These expenses were approximately $3.2 million in both the fiscal years ended October 31, 2013 and 2012. The Company recorded an impairment charge of approximately $27.8 million as of October 31, 2012. The impairment charge was recorded after analysis by the Company whereby the fair value of long-lived assets was less than the carrying value. There was no similar impairment in 2013. The Company also recorded settlement expense of $900,000 during the fiscal year ended October 31, 2012 related to a dispute with its former coal supplier.
Operating Income
Our income from operations for fiscal year 2013 was $5.0 million, compared to an operating loss of $29.8 million for fiscal year 2012, which includes the impairment charge of $27.8 million.

Other Expense
Other expense in fiscal years 2013 and 2012 consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2013, which was up as compared to fiscal year 2012, is dependent on the balances outstanding and interest rate fluctuations. As of October 31, 2013, debt balances were down 31.5% as compared to balances at October 31, 2012. The balance on our term note decreased from $36.6 million at October 31, 2012, to $16.6 million at October 31, 2013. Balances on our revolving term note were $6.0 million at October 31, 2013 as compared to $4.2 million at October 31, 2012. During the year ended October 31, 2013, we also issued $4.1 million in subordinated convertible debt.
Fiscal Year Ended October 31, 2012 Compared to Fiscal Year Ended October 31, 2011
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenues	$168,659,935	100.0%	$164,120,375	100.0%
Cost of Goods Sold	166,529,283	98.7%	157,163,624	95.8%
Gross Profit	2,130,652	1.3%	6,956,751	4.2%
Operating Expenses	(3,171,331)	(1.9)%	(3,613,465)	(2.2)%
Impairment Charge	(27,844,579)	(16.5)%	—	—%
Settlement Expense	(900,000)	(0.5)%	—	—%
Operating Income (Loss)	(29,785,258)	(17.7)%	3,343,286	2.0%
Other Expense	(2,567,385)	(1.5)%	(2,800,269)	(1.7)%
Net Income (Loss) before noncontrolling interest	(32,352,643)	(19.2)%	543,017	0.3%
Noncontrolling Income (Loss)	353,019	0.2%	(27,838)	—%
Net Income (Loss) attributable to Heron Lake BioEnergy, LLC	$(32,705,662)	(19.4)%	$570,855	0.3%
Revenues
Ethanol revenues during the fiscal year ended October 31, 2012 were approximately $128.6 million, comprising 76.2% of our revenues, as compared to approximately $130.6 million during the fiscal year ended October 31, 2011, representing 80% of our revenues.
For the year ended October 31, 2012, we sold approximately 58.2 million gallons of ethanol at an average price of $2.20 per gallon. For the year ended October 31, 2011, we sold approximately 53.4 million gallons of ethanol at an average price of $2.45 per gallon.
Total sales of DGS during fiscal years 2012 and 2011 equaled approximately $33.1 million and $24.8 million, respectively, comprising 19.6% and 15% of our revenues for fiscal years 2012 and 2011, respectively. In fiscal years 2012 and 2011, we sold approximately 148,000 tons and 136,000 tons, respectively, of dried distillers' grain. The average price we received for distillers' grain was approximately $221 per ton in fiscal year 2012 and approximately $176 per ton in fiscal year 2011.
Since we did not commence corn oil separation until February 2012, we did not have any sales of corn oil during fiscal year 2011, compared to total sales of corn oil of $2.7 million in fiscal year 2012, comprising 1.6% of our revenues.
Cost of Goods Sold
Our costs of sales (including lower of cost or market adjustments) as a percentage of revenues were 98.7% and 95.8% for the fiscal years ended October 31, 2012 and October 31, 2011, respectively. The per bushel cost of corn purchased increased approximately 10.0% in the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. Cost of goods sold includes lower of cost or market adjustments of approximately $1.6 million for the fiscal year ended October 31, 2011. There were no such losses for the fiscal year ended October 31, 2012. We had gains and losses related to corn derivative instruments of approximately $1.1 million and $0.4 million for the fiscal year ended October 31, 2012 and 2011, respectively, which were charged to cost of sales. In summary, lower of cost or market adjustments decreased approximately $1.6 million for the fiscal year ended October 31, 2012 as compared to the fiscal year ended October 31, 2011. The 10.0% increase in the per bushel cost of corn outweighed the 10.0% decrease in the per gallon sales price of ethanol which caused the increase in the cost of goods sold as a percent of revenues for the fiscal year ended October 31, 2012. Our gross margin for the fiscal year ended October 31, 2012 decreased to 1.3% from 4.2% for the fiscal year ended October 31, 2011.
Operating Expenses
Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs and generally do not vary with the level of production at the plant. These expenses were $3.2 million for the fiscal year ended October 31, 2012, down 12.2% from $3.6 million for the fiscal year ended October 31, 2011. These expenses generally do not vary with the level of production at the plant and were relatively constant from period to period. The decline in operating expenses was primarily due to a reduction in professional fees. The Company recorded an impairment charge of approximately $27.8 million as of October 31, 2012. The impairment charge was recorded after analysis by the Company whereby the fair value of long-lived assets was less than the carrying value. There was no similar impairment in 2011. The Company also recorded settlement expense of $900,000 in fiscal 2012 related to a dispute with its former coal supplier.
Operating Income
Our loss from operations for fiscal year 2012 was $29.8 million compared to operating income of $3.3 million for fiscal year 2011. The operating loss for fiscal year 2012 includes the impairment charge of $27.8 million.
Other Expense
Other expense in fiscal years 2012 and and 2011 consisted primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense for fiscal year 2012, which was down as compared to fiscal year 2011, is dependent on the balances outstanding and interest rate fluctuations. As of October 31, 2012, debt balances were down 9% as compared to balances at October 31, 2011, which was the main factor in the loan interest expense.
Liquidity and Capital Resources
As of October 31, 2013, we had cash and equivalents (other than restricted cash) of approximately $0.5 million, current assets of approximately $7.8 million and total assets of approximately $60.8 million.
Our principal sources of liquidity consist of available borrowings under our master loan agreement with AgStar, cash provided by operations, and cash and cash equivalents on hand. Under the master loan agreement with AgStar, we have two forms of debt: a term note and a revolving term note. The total indebtedness to AgStar at October 31, 2013 was $22.6 million, consisting of $16.6 million under the term note and $6.0 million under the revolving term note. Our revolving term note allows borrowing up to $18.5 million, reduced by $2 million at October 31 each year until maturity, subject to letters of credit outstanding. Among other provisions, our master loan agreement contains covenants requiring us to maintain various financial ratios and tangible net worth. It also limits our annual capital expenditures and membership distributions. All of our assets and real property are subject to security interests and mortgages in favor of AgStar as security for the obligations of the master loan agreement. Please see "Credit Arrangements—Credit Arrangement with AgStar" for a description of our indebtedness and agreements relating to our indebtedness with AgStar. In fiscal 2013 we raised $6.9 million in equity and another $5.1 million in subordinated convertible notes before conversion. The proceeds were used to reduce our debt obligations to AgStar and for operating working capital purposes.
There is no assurance that our cash, cash generated from operations and, if necessary, available borrowing under our agreement with AgStar, will be sufficient to fund our anticipated capital needs and operating expenses, particularly if the sale of ethanol and DGS does not produce revenues in the amounts currently anticipated or if our operating costs, including specifically the cost of corn, natural gas and other inputs, are greater than anticipated. Historically, our cash and cash generated from operations have been insufficient to fund our capital needs and operating expenses, primarily due to the volatility in the ethanol and corn markets, thereby reducing or eliminating profit margins. Accordingly, we have relied on available borrowing under our agreement with AgStar for capital necessary to fund our business. The company has implemented measures to address these issues, including raising additional capital in fiscal year 2013 and entering into a management services agreement with Granite Falls Energy, LLC, the owner and operator of an ethanol plant located in Granite Falls, Minnesota, under which Granite Falls Energy provides us with management services. However, we previously had instances of unwaived debt covenant violations with AgStar and our working capital was at a lower level than desired. These conditions contributed to our long-

term debt with AgStar being classified as current in previously filed financial statements. These factors and continually volatile commodity prices raise substantial doubt about our ability to continue as a going concern.
Year Ended October 31, 2013 Compared to Year Ended October 31, 2012
Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments.
The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31 (in thousands)
	2013	2012
Net cash provided by operating activities	$3,958	$398
Net cash provided by (used in) investing activities	2,812	(1,561)
Net cash used in financing activities	(6,880)	(5,324)
Net decrease in cash and equivalents	$(110)	$(6,487)
During the twelve months ended October 31, 2013, we received approximately $4.0 million in cash for operating activities. This consists primarily of generating a net income of $2.3 million plus non-cash expenses and charges including depreciation and amortization expense and net cash uses for changes in other current assets and liabilities. During the twelve months ended October 31, 2012, we received approximately $398,000 in cash for operating activities. This consists primarily of generating a net loss of $32.4 million plus non-cash expenses and charges including depreciation and amortization expense, impairment charges of $27.8 million and net cash uses for changes in other current assets and liabilities.
During the twelve months ended October 31, 2013, investing activities provided approximately $2.8 million, primarily from proceeds from the sale by our subsidiary, Lakefield Farmers Elevator, LLC, of grain facilities at Lakefield and Wilder, Minnesota. These proceeds were offset by $0.9 million in capital expenditures. During the twelve months ended October 31, 2012, we used approximately $1.6 million for investing activities primarily to pay for capital expenditures which included costs for the corn oil separation system.
During the twelve months ended October 31, 2013, we used approximately $6.9 million from financing activities consisting primarily of payments on our long term debt and line of credit of approximately $20.0 million. Offsetting cash sources from financing activities included issuances of member units and convertible subordinated debt. During the twelve months ended October 31, 2012, we used approximately $5.3 million from financing activities consisting primarily of payments on our long term debt of approximately $6.9 million. Offsetting cash sources from financing activities included member contributions and modest borrowing.
Year Ended October 31, 2012 Compared to Year Ended October 31, 2011
The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the periods presented (in thousands):

	Year Ended October 31 (in thousands)
	2012	2011
Net cash provided by operating activities	$398	$14,258
Net cash used in investing activities	(1,561)	(4,493)
Net cash used in financing activities	(5,324)	(4,148)
Net increase (decrease) in cash and equivalents	$(6,487)	$5,617
During the twelve months ended October 31, 2012, we received approximately $398,000 in cash for operating activities. This consists primarily of generating a net loss of $32.4 million plus non-cash expenses and charges including depreciation and amortization expense, impairment charges of $27.8 million and net cash uses for changes in other current assets and liabilities. During the twelve months ended October 31, 2011, we received $14.3 million in cash for operating activities. This consists primarily of generating net income of $0.5 million plus non-cash expenses including depreciation and amortization of $5.5 million and reductions in inventory and accounts receivable.
During the twelve months ended October 31, 2012, we used approximately $1.6 million for investing activities primarily to pay for capital expenditures which included costs for the corn oil separation system. During the twelve months ended

October 31, 2011, we used approximately $4.5 million for investing activities, primarily to pay for capital expenditures which included costs for the conversion from coal to natural gas.
During the twelve months ended October 31, 2012, we used approximately $5.3 million from financing activities consisting primarily of payments on our long term debt of approximately $6.9 million. Offsetting cash sources from financing activities included member contributions and modest borrowing. During the twelve months ended October 31, 2011, we used approximately $4.1 million from financing activities, consisting primarily of payments on our term note of approximately $4.2 million and $3.5 million on our line of credit. We also raised $3.5 million from member contributions.
Contractual Obligations
The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2013:

	Total	Less than One Year	One to Three Years	Four to Five Years	Greater Than Five Years
Long-term debt obligations(1)	$34,736,887	$4,501,215	$23,866,342	$5,226,570	$1,142,760
Operating lease obligations	2,844,423	1,294,367	1,203,556	346,500	—
Total contractual obligations	$37,581,310	$5,795,582	$25,069,898	$5,573,070	$1,142,760
_______________________________________________________________________________

(1)	Long-term debt obligations include estimated interest and interest on unused debt.
Off Balance-Sheet Arrangements
We have no off balance-sheet arrangements.
Credit Arrangements
Credit Arrangements with AgStar
We have entered into an amended and restated master loan agreement with AgStar Financial Services, PCA ("AgStar") under which we have two forms of debt as of October 31, 2013, a term note and a revolving term note. Our total indebtedness to AgStar as of October 31, 2013 was approximately $22.6 million, consisting of approximately $16.6 million under the term note and approximately $6.0 million under the revolving term note.
Our loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. The Company was in compliance with the covenants of its loan agreements with AgStar as of October 31, 2013. In the past, the Company’s failure to comply with the covenants of the master loan agreement and failure to timely pay required installments of principal has resulted in events of default under the master loan agreement, entitling AgStar to accelerate and declare due all amounts outstanding under the master loan agreement. If AgStar accelerated and declared due all amounts outstanding under the master loan agreement, the Company would not have adequate cash to repay the amounts due, resulting in a loss of control of our business or bankruptcy. There can be no assurance that the Company will be able to maintain compliance with its agreements with AgStar. Upon an occurrence of an event of default or an event that will lead to our default, AgStar may upon notice terminate its commitment to loan funds and declare the entire unpaid principal balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.
Term Note
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

Revolving Term Note
With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by the Company under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. At October 31, 2013, the revolving term loan carried an interest rate of 5.0%. The Company also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At October 31, 2013, the Company had $6.0 million outstanding under the revolving term loan and an additional $12.5 million was available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.
Subordinated Convertible Debt
On September 18, 2013, we entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of our offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, we sold an aggregate principal amount of approximately $2.8 million of the Notes. Additionally, subscribers from our prior interim subordinated notes offering holding an aggregate principal amount of approximately $1.3 million of our interim subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes. Therefore we have an aggregate principal amount of approximately $4.1 million in Notes. The Notes are subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes are secured by a second mortgage and lien position on, among other assets, our property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to our senior debt with AgStar. Beginning on October 1, 2014, and each anniversary date thereafter prior to the maturity date of the Notes, and on the maturity date of the Notes, and prior to the effective time of certain corporate actions, each holder of Notes has the right, at such holder’s option, to irrevocably convert all (but not less than all) of such holder’s Notes into our membership units at the rate of $0.30 of principal amount per unit. In addition to the anniversary and event conversion rights, prior to any prepayment date, each holder of Notes has the right, at such holder’s option, to irrevocably convert the principal amount to be prepaid into our membership units at the rate of $0.30 of principal amount per unit. Subject to this conversion right, we may, with at least 45 days but not more than 60 days notice to the holders thereof, prepay the outstanding amount of the Notes in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, without penalty or premium, provided that any prepayment of Notes must be done pro rata to all holders of Notes.
Other Credit Arrangements
In addition to our primary credit arrangement with AgStar and our subordinated convertible debt, we have other material credit arrangements and debt obligations.
In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2013 and 2012, there was a total of $2.6 million and $2.9 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.
In November 2007, we entered into a shared savings contract with Interstate Power and Light Company ("IPL"), our electrical service provider. Under the agreement, IPL is required to pay $1,850,000 to fund project costs for the purchase and installation of electrical equipment. In exchange, we are required to share a portion of the energy savings with IPL that may be derived from the decreased energy consumption from the new equipment. We are required to pay IPL approximately $30,000 for the first thirteen billing cycles, $140,000 at the end of the thirteenth billing cycle, and thereafter, approximately $30,000 for the remainder of the billing cycles. These amounts represent IPL's portion of the shared savings. We also granted IPL a security interest in the electrical equipment to be installed on our site. The shared savings contract expired December 31, 2012.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2013 and 2012 were $293,750 and $368,750, respectively.
We have a note payable in connection with the construction of our pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The balances of this loan at October 31, 2013 and 2012 were $1,013,132 and $818,884, respectively. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.
We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balances of this loan at October 31, 2013 and 2012 were $640,653 and $1,072,310, respectively.

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2013. Interest on the note is 5.43% and the note has a maturity date in October 2014.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol, and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of FASB ASC 815, Derivatives and Hedging.
Interest Rate Risk
We may be exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a variable term note and a revolving term note. The specifics of these notes are discussed in greater detail in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."
Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at October 31, 2013	Interest Rate at October 31, 2013	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
$16,577,641	5.75%	6.325%	$95,321
$5,979,876	5.00%	5.500%	$29,899
Commodity Price Risk
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2013	Approximate Adverse Change to Income
Ethanol	58,000,000	Gallons	10%	$10,440,000
Corn	20,000,000	Bushels	10%	$8,600,000
Natural Gas	1,500,000	MMBTU	10%	$705,000

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
Our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, have evaluated our disclosure controls and procedures as of October 31, 2013. Based upon their review, they have concluded that our disclosure controls and procedures were not effective as of October 31, 2013. During fiscal 2013, we experienced turnover in our finance group impacting our financial close process. In July 2013, the Company entered into a management agreement with Granite Falls Energy to provide, among other things, assistance with our finance and accounting functions. The Company is continuing to improve processes. In addition, we previously reported a material weakness related to revenue recognition. These material weaknesses will not be considered fully remediated until procedures and processes have operated for an appropriate period and have been tested to allow management to conclude that they are operating effectively. Accordingly, the Company’s disclosure controls and procedures are likewise not considered effective.
Our management plans to remediate the material weaknesses through ongoing process improvements and the implementation of enhanced policies and procedures related to revenue recognition and the financial close process. We are in the process of strengthening internal controls including enhancing our internal control systems and procedures to assure that this weakness is corrected and remediated. No material weakness is considered remediated until the remedial procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:
(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and governors of the Company; and
(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In conducting the aforementioned evaluation, management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2013 due to material weaknesses in internal control over financial reporting relating to revenue recognition and the financial close process as described in paragraph (a) to this Item 9A. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

(c) Changes in Internal Controls Over Financial Reporting
Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Entry into a Material Definitive Agreement
On September 24, 2013, we finalized a Distiller's Grain Off-Take Agreement (the “Off-Take Agreement”) with Gavilon Ingredients, LLC (“Gavilon”). Under the Off-Take Agreement, Gavilon will purchase all of the distillers grains produced at our ethanol production facility in Heron Lake, Minnesota. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing market conditions based on bids from Gavilon's customers and taking into account freight and other logistics costs. We will pay Gavilon a service fee for its services under the Off-Take Agreement. The term of the Off-Take Agreement commenced on November 1, 2013. The Off-Take Agreement is attached to this Annual Report as Exhibit 10.78.
PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2013).

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Information required by this Item is incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements

(b)	Exhibits
See "Exhibit Index" on the page following the Signature Page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date:	January 29, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2014	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2014	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2014	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2014	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2014
Michael Kunerth, Governor and Secretary

Date:	January 29, 2014	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 29, 2014
Robert Ferguson, Governor

Date:	January 29, 2014	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2014	/s/ Shannon Johnson
Shannon Johnson, Governor

Date:	January 29, 2014	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 29, 2014	/s/ David Woestehoff
David Woestehoff, Governor

Date:	January 29, 2014	/s/ Leslie Bergquist
Leslie Bergquist, Alternate Governor

Date:	January 29, 2014	/s/ Milton McKeown
Milton McKeown, Alternate Governor

Date:	January 29, 2014	/s/ David Thompson
David Thompson, Alternate Governor

HERON LAKE BIOENERGY, LLC
INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference To:

3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.

3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.

4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company's Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the "2008 Registration Statement").

4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 5, 2008.

4.3	Indenture dated as of September 18, 2013, by and between Heron Lake BioEnergy, LLC and U.S. Bank National Association	Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 8, 2013.

10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company's 2008 Registration Statement.

10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company's 2008 Registration Statement.

10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company's 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company's 2008 Registration Statement.

10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company's 2008 Registration Statement.

10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company's 2008 Registration Statement.

10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company's 2008 Registration Statement.

10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company's 2008 Registration Statement.

10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company's 2008 Registration Statement.

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
Exhibit 10.2 to Current Report on Form 8-K dated December 30, 2010

10.39	First Amendment to Forbearance Agreement dated December 30, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.3 to Current Report on Form 8-K dated December 30, 2010

10.40	Fifth Amended and Restated Master Loan Agreement dated to be effective as of September 1, 2011 between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC†	Exhibit 10.40 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.41	Amended and Restated Term Note dated September 1, 2011 in principal amount of $40,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.41 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.42	Amended and Restated Term Revolving Note dated September 1, 2011 in principal amount of $8,008,689 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.42 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.43	Fourth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.43 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.44	Fifth Amended and Restated Guaranty dated September 1, 2011 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.44 to Annual Report on Form 10-K for the year ended October 31, 2011.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.45	Amended and Restated Guaranty dated September 1, 2011 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.45 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.46	Collateral Assignment dated September 1, 2011 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.46 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.47	Collateral Assignment dated September 1, 2011 between Lakefield Farmers Elevator, LLC and AgStar Financial Services, PCA	Exhibit 10.47 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.48	Corn Supply Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.48 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.49	Ethanol and Distiller's Grains Marketing Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.49 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.50	Master Netting, Setoff, Credit and Security Agreement dated effective as of September 1, 2011 between Heron Lake BioEnergy, LLC and Gavilon, LLC†	Exhibit 10.50 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.51	Corn Storage Agreement dated effective as of September 1, 2011 between Lakefield Farmers Elevator, LLC, Heron Lake BioEnergy, LLC and Gavilon, LLC	Exhibit 10.51 to Annual Report on Form 10-K for the year ended October 31, 2011.

10.52	Amended and Restated Forbearance Agreement dated January 22, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.52 to Annual Report of Form 10-K for the year ended October 31, 2012.

10.53	Second Amended and Restated Forbearance Agreement dated February 12, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated February 12, 2013.

10.54
Asset Purchase Agreement dated January 3, 2013, by Heron Lake BioEnergy, LLC, as the sole member and owner of all of the outstanding membership interests of Lakefield Farmers Elevator, LLC, the Seller, and FCA Co-op, the Buyer
Exhibit 2.1 to Annual Report of Form 10-K for the year ended October 31, 2012.

10.55	Asset Purchase Agreement dated January 22, 2013, by and between Heron Lake BioEnergy, LLC and Guardian Energy Heron Lake, LLC	Exhibit 2.2 to Annual Report of Form 10-K for the year ended October 31, 2012.

10.56	Third Amended and Restated Forbearance Agreement dated March 29, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA †	Exhibit 10.1 to Current Report on Form 8-K dated March 29, 2013.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.57	Fourth Amended and Restated Forbearance Agreement dated April 12, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA †	Exhibit 10.1 to Current Report on Form 8-K dated April 12, 2013.

10.58	Fifth Amended and Restated Forbearance Agreement dated May 10, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA †	Exhibit 10.1 to Current Report on Form 8-K dated May 10, 2013.

10.59	Sixth Amended and Restated Master Loan Agreement dated to be effective as of May 17, 2013 by and among AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.60	Second Amended and Restated Term Note dated May 17, 2013 in principal amount of $17,404,344 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.61	Second Amended and Restated Term Revolving Note dated May 17, 2013 in principal amount of $20,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.62	Sixth Amended and Restated Mortgage, Security Agreement and Assignment of Rents and Leases dated May 17, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.63	Sixth Amended and Restated Guaranty dated May 17, 2013 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.64	Second Amended and Restated Guaranty dated May 17, 2013 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.65	Form of Subscription Agreement and Subordinated Loan Agreement dated May 17, 2013, by and among Heron Lake BioEnergy, LLC and initial subscribers of the 7.25% Subordinated Secured Notes due 2018	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.66	Form of Interim Subordinated Note dated May 17, 2013 by Heron Lake BioEnergy, LLC to initial subscribers of the 7.25% Subordinated Secured Notes due 2018	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.67
Subordination Agreement dated effective as of May 17, 2013 by and among AgStar Financial Services, PCA and David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz, Michael Kunerth and Dawn Kunerth, Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.
Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.68
Subordinated Security Agreement dated May 17, 2013 by and between Heron Lake BioEnergy, LLC and the Collateral Agent for the benefit of David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz, Michael Kunerth and Dawn Kunerth, Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.
Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.69
Subordinated Mortgage dated May 17, 2013 between Heron Lake BioEnergy, LLC to David J. and Krista R. Woestehoff, Schmitz Grain, Inc., Doug Schmitz by Michael Kunerth and Dawn Kunerth, Robert J. and Jean M. Ferguson, and Project Viking, L.L.C.
Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.70	Letter Agreement between CFO Systems, LLC and Heron Lake BioEnergy, LLC effective July 8, 2013*	Exhibit 10.1 to Current Report on Form 8-K dated July 5, 2013.

10.71	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated August 27, 2013.

10.72	Assignment and Amendment Agreement dated July 2, 2013 by and among Heron Lake BioEnergy, LLC, Gavilon, LLC and Gavilon Global Ag Holdings, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.73	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.74	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.75	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.76	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Attached hereto.

10.77	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Attached hereto.

10.78	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake Bio-Energy, LLC and Gavilon Ingredients, LLC †	Attached hereto.

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
32	Certification pursuant to 18 U.S.C. § 1350.	Attached hereto.

101.1
The following materials from Heron Lake BioEnergy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2013 and October 31, 2012, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2013, 2012, and 2011, (iii) the Consolidated Statements of Changes in Members' Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012, and 2011, and (v) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

* Indicates compensatory agreement.
† Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Directors
Heron Lake BioEnergy, LLC
Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC as of October 31, 2013 and 2012, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2013. Heron Lake BioEnergy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses due to difficult market conditions and had lower levels of working capital than was desired. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 29, 2014

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Balance Sheets

	October 31, 2013	October 31, 2012
ASSETS
Current Assets
Cash and equivalents	$543,238	$653,361
Restricted cash	—	65,259
Restricted certificates of deposit	—	650,000
Accounts receivable	749,426	1,784,761
Inventory	5,604,309	3,588,572
Prepaid expenses	952,271	796,829
Total current assets	7,849,244	7,538,782

Property and Equipment
Land and improvements	9,111,838	9,252,379
Plant buildings and equipment	71,275,334	76,155,846
Vehicles and other equipment	611,976	645,481
Office buildings and equipment	612,151	622,711
Construction in progress	1,394,191	645,486
	83,005,490	87,321,903
Less accumulated depreciation	(31,335,218)	(29,222,617)
	51,670,272	58,099,286

Other Assets
Other intangible assets, net	218,370	256,513
Other assets	1,056,031	686,438
Total other assets	1,274,401	942,951
Total Assets	$60,793,917	$66,581,019
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Balance Sheets

	October 31, 2013	October 31, 2012
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Line of credit	$—	$480,000
Current maturities of long-term debt	3,371,575	42,051,402
Trade accounts payable	1,300,727	2,085,882
Accrued expenses	389,608	382,953
Total current liabilities	5,061,910	45,000,237

Long-Term Debt, net of current maturities	28,181,155	4,031,335

Commitments and Contingencies

Members' Equity
Members' Equity Attributable to Heron Lake BioEnergy, LLC:
64,812,107 and 38,622,107 multiple classes of units issued and outstanding at October 31, 2013 and 2012, respectively	27,142,275	17,344,433
Noncontrolling interest	408,577	205,014
Total members' equity	27,550,852	17,549,447
Total Liabilities and Members' Equity	$60,793,917	$66,581,019
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Operations

	Year Ended October 31, 2013	Year Ended October 31, 2012	Year Ended October 31, 2011
Revenues	$163,764,144	$168,659,935	$164,120,375

Cost of Goods Sold
Cost of goods sold	155,536,974	166,529,283	155,571,814
Lower of cost or market adjustment	—	—	1,591,810
Total Cost of Goods Sold	155,536,974	166,529,283	157,163,624
Gross Profit	8,227,170	2,130,652	6,956,751

Operating Expenses	(3,214,036)	(3,171,331)	(3,613,465)
Impairment Charge	—	(27,844,579)	—
Settlement Expense	—	(900,000)	—
Operating Income (Loss)	5,013,134	(29,785,258)	3,343,286

Other Income (Expense)
Interest income	17,335	10,773	37,078
Interest expense	(2,789,373)	(2,625,322)	(2,900,470)
Other income	26,764	47,164	63,123
Total other expense, net	(2,745,274)	(2,567,385)	(2,800,269)
Net Income (Loss)	2,267,860	(32,352,643)	543,017
Net Income (Loss) Attributable to Noncontrolling Interest	327,018	353,019	(27,838)
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$1,940,842	$(32,705,662)	$570,855

Weighted Average Units Outstanding—Basic	44,868,463	38,510,066	33,391,636
Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.04	$(0.85)	$0.02

Weighted Average Units Outstanding—Diluted	48,086,445	38,510,066	33,391,636
Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.04	$(0.85)	$0.02
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity

Balance—October 31, 2010	$45,437,268
Capital issuance—7,000,000 Class B units, $0.50 per unit, May 2011, immediately converted to Class A units	3,500,000
Capital issuance for noncontrolling interest	1,000
Net loss attributable to noncontrolling interest	(27,838)
Net income attributable to Heron Lake BioEnergy, LLC	570,855
Balance—October 31, 2011	49,481,285
Capital issuance—1,414,033 Class A units, $.50 per unit, November 2011	707,017
Distributions to noncontrolling interest	(121,167)
Costs of raising capital	(165,045)
Net income attributable to noncontrolling interest	353,019
Net loss attributable to Heron Lake BioEnergy, LLC	(32,705,662)
Balance—October 31, 2012	17,549,447
Capital issuance - 8,075,000 Class A units and 15,000,000 Class B units, $0.30 per unit, July 2013	6,922,500
Conversion of subordinated convertible debt - 3,115,000 Class A units, $0.30 per unit, September 2013	934,500
Distributions to noncontrolling interest	(123,455)
Net income attributable to noncontrolling interest	327,018
Net income attributable to Heron Lake BioEnergy, LLC	1,940,842
Balance—October 31, 2013	$27,550,852
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended October 31, 2013	Year Ended October 31, 2012	Year Ended October 31, 2011
Cash Flow From Operating Activities
Net income (loss)	$2,267,860	$(32,352,643)	$543,017
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,282,523	5,693,459	5,490,240
Impairment charge	—	27,844,579	—
Lower of cost or market adjustment	—	—	1,591,810
Change in operating assets and liabilities:
Restricted cash	—	103,697	205,212
Accounts receivable	1,035,335	(406,541)	3,639,009
Inventory	(2,015,737)	176,044	6,857,746
Derivative instruments	—	—	(107,271)
Prepaid expenses and other	(155,442)	117,396	(936,192)
Accounts payable	(1,390,905)	(727,926)	(993,412)
Accrued expenses	(65,864)	(50,357)	(454,026)
Lower of cost or market accrued expense	—	—	(1,577,856)
Net cash provided by operating activities	3,957,770	397,708	14,258,277

Cash Flows from Investing Activities
Payments for restricted certificates of deposit	—	—	(250,000)
Capital expenditures	(917,020)	(1,560,616)	(4,243,171)
Proceeds from disposal of property and equipment	3,728,669	—	—
Net cash provided by (used in) investing activities	2,811,649	(1,560,616)	(4,493,171)

Cash Flows from Financing Activities
Checks written in excess of bank balance	—	—	(913,492)
Proceeds from (payments on) line of credit, net	(480,000)	480,000	(3,500,000)
Payments on long-term debt	(19,493,936)	(6,922,038)	(4,219,512)
Proceeds from note payable	820,929	262,250	737,750
Issuance of convertible subordinated debt	5,077,500	—	—
Issuance of member units	6,922,500	707,017	3,500,000
Deferred financing fees	(390,858)	—	—
Release of restricted cash	715,259	257,630	336,408
Costs of raising capital	—	—	(90,005)
Noncontrolling interest investment	—	—	1,000
Distributions to noncontrolling interest	(50,936)	(109,163)	—
Net cash used in financing activities	(6,879,542)	(5,324,304)	(4,147,851)
Net Increase (Decrease) in cash and equivalents	(110,123)	(6,487,212)	5,617,255
Cash and Equivalents—Beginning of period	653,361	7,140,573	1,523,318
Cash and Equivalents—End of period	$543,238	$653,361	$7,140,573
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended October 31, 2013	Year Ended October 31, 2012	Year Ended October 31, 2011
Supplemental Disclosure of Cash Flow Information
Interest expense paid	$2,961,259	$2,642,087	$3,377,199

Supplemental Disclosure of Non-Cash Activities
Cost of raising capital offset against member contributions	$—	$165,045	$—
Capital expenditure included as accounts payable	605,750	—	—
Capital expenditure financed with note payable	—	1,325,000	—
Distribution to non-controlling interest in accrued expenses	72,519	12,004	—
Conversion of subordinated convertible debt to member units	934,500	—	—
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 59.2 million gallons. In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production.

The Company entered into an asset purchase agreement dated January 22, 2013, which provided for the sale of substantially all of the Company’s assets to, and the assumption of certain of the Company’s liabilities by, Guardian Energy Heron Lake, LLC (Guardian). On April 4, 2013, the Company terminated the agreement in accordance with its terms. As a result of terminating the purchase agreement and the Company renegotiating their loan agreements with AgStar Financial Services, PCA (“AgStar”), AgStar required certain principal pay downs by July 31, 2013. The Company raised all the required funds to pay down its debt to AgStar, to provide adequate working capital to operate the Company effectively and to meet AgStar’s requirements.

Pursuant to an asset purchase agreement dated January 3, 2013, the Company’s subsidiary, Lakefield Farmers Elevator, LLC, sold substantially all of its assets consisting of the elevator and grain storage facilities in Lakefield, Minnesota and Wilder, Minnesota to FCA Co-op, a Minnesota cooperative, for approximately $3.75 million plus the purchase price for corn and fuel inventory.  The sale closed on February 1, 2013.
Principles of Consolidation
The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiaries, Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, collectively, "the Company." HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations. All significant intercompany balances and transactions are eliminated in consolidation.
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
Noncontrolling Interest
Amounts recorded as noncontrolling interest relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two renewal options for five years periods.
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
October 31, 2013 and 2012

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
The Company maintains its accounts at multiple financial institutions. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.
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
Accounts receivable are recorded at estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company's estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At October 31, 2013 and 2012, the Company was of the belief that such accounts would be collectable and thus an allowance was not considered necessary.
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
October 31, 2013 and 2012

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
Other Intangibles
Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $18,000, $32,000 and $37,000 during the years ended October 31, 2013, 2012 and 2011, respectfully.
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

The Company recorded depreciation expense in the amount of approximately$4,258,000, $5,661,000 and $5,453,000 during the years ended October 31, 2013, 2012 and 2011, respectively.
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
The Company's ethanol production facilities have a nameplate capacity of 50 million gallons per year. As of October 31, 2012, the Company recorded an impairment charge of approximately $27,845,000 against long-lived assets. There was no impairment charge recorded in fiscal year 2013 or 2011. In accordance with the Company's policy for evaluating impairment of long-lived assets described above, management had evaluated the recoverability of the facilities based on projected future cash flows from operations over the facilities' estimated useful lives. Management determined that the projected future undiscounted cash flows from operations of these facilities did not exceed their carrying value at October 31, 2012. The Company performed an impairment analysis estimating the discounted cash flows to determine the impairment to record. In determining the projected future discounted cash flows, the Company made significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received.
Debt Financing Costs
Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method. Amortization for the year ended October 31, 2013 was approximately $21,000.
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
The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 includes:
1.Quoted prices in active markets for similar assets or liabilities.
2.Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.
3.Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

•Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. Except for the impairment charge recorded in 2012, no events occurred during the fiscal 2013, 2012, or 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.
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
As of October 31, 2013, loans with AgStar consist of term loans of approximately $22,557,000 with interest at market rates that are believed to approximate fair value. As of October 31, 2012, due to the defaults under the senior debt loan agreement which triggered an additional 2.0% default interest, the forbearance agreement that anticipated the sale of assets and repayments of term loans, and the underlying collateral of the loans, the Company believes the fair value continues to approximate the carrying value.
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
October 31, 2013 and 2012

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
The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.
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
October 31, 2013 and 2012

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

The Company has continued to make changes to plant operations, including converting from a coal-fired ethanol plant to a natural gas plant in October 2011 and the addition of corn oil separation in February 2012.   These changes have improved the operating performance of the plant, and lead to lower operating costs.  Additionally, market conditions have improved during the year ended October 31, 2013.  The Company raised additional equity of approximately $6.9 million and issued convertible debt of $5.1 million in 2013. As a result, the Company was able to reduce their debt obligations as of October 31, 2013 and is in compliance with their debt covenants as of October 31, 2013.

The Company renegotiated its loans with AgStar into a Term Loan and a Revolving Term Loan and entered into a Sixth Amended and Restated Master Loan Agreement with AgStar on May 17, 2013. The Revolving Term Loan will be used by the Company to optimize its cash management.  The additional equity raised was used to improve working capital availability by paying down the Revolving Term Loan and meeting the required $5 million payment obligation by July 31, 2013. The Company’s Board of Governors loaned the Company $1.4 million in convertible secured debt, which was used to bring the previous AgStar loans up to date.   In addition during 2013, the Company raised an additional $3.7 million, in convertible secured debt as described in Note 9.

While the Company believes these changes will improve the operating performance of the plant, provide additional working capital, and reduce the effects on our plant of volatility in the industry, it is not yet certain as to whether these efforts and changes will be successful.
3. UNCERTAINTIES
The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%- 85% of total revenues and corn costs average 65%- 85% of cost of goods sold.
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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

4. FAIR VALUE MEASUREMENTS
The following table provides information on those assets measured at fair value on a nonrecurring basis.

		Fair Value Measurement Using
	Fair Value as of October 31, 2012				Impairment Charge During 2012
		Level 1	Level 2	Level 3
Property and Equipment	$58,099,286	$—	$—	$58,099,286	$27,722,183
Other Intangible Assets, net	$256,513	$—	$—	$256,513	$122,396
The Company's assessment of fair value of long-lived assets is based on various valuation techniques including discounted cash flow models, comparable activity in the market place, and third-party independent appraisals, as considered necessary. There were no impairment charges for the fiscal years ended October 31, 2013 and 2011. An impairment charge of approximately $27,845,000 against long-lived assets in the fiscal year ended October 31, 2012 which included significant assumptions concerning the future viability of the ethanol industry, the future price of corn in relation to the future price of ethanol and the overall demand in relation to production and supply capacity.
5. CONCENTRATIONS
The Company sells all of the ethanol and distiller grains produced to one customer under marketing agreements at October 31, 2013 and 2012. At October 31, 2013 and 2012, this customer comprised nearly all of accounts receivable. Prior to the change in marketers in 2011, the Company sold all of its ethanol and distillers grain to two customers.
6. INVENTORY
Inventory consists of the following at October 31:

	2013	2012
Raw materials	$632,790	$521,865
Work in process	845,628	1,149,214
Finished Goods	3,324,166	—
Supplies	801,725	922,384
Other grains	—	995,109
Totals	$5,604,309	$3,588,572

There were no significant losses in fiscal 2013, 2012 or 2011. All insignificant losses were recorded with the lower of cost or market adjustment in the statement of operations. In addition, the Company stored grain inventory for farmers at October 31, 2012. The value of these inventories owned by others was approximately $790,000 based on market prices at October 31, 2012 and is not included in the amounts above. As result of the sale of the grain storage asset, the Company is no longer storing grain for farmers.
7. DERIVATIVE INSTRUMENTS
As of October 31, 2013 and 2012, the Company has no corn, ethanol, or natural gas derivative instruments. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item and when the Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge or a cash flow hedge. The Company does not enter into derivative transactions for trading purposes.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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
The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of Operations location	Twelve Months Ended October 31,
		2013	2012	2011
Corn contracts	Cost of goods sold	$—	$1,088,000	$(432,000)
Natural gas contracts	Cost of goods sold	—	(446,000)	—
Ethanol contracts	Revenues	—	—	(24,000)
Totals		$—	$642,000	$(456,000)
8. LINES OF CREDIT
Agrinatural obtained a line of credit with lending institution in September 2012 which provided up to $600,000 until March 31, 2013. Interest is charged at 5.43%. This line was paid in full in 2013.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

9. LONG-TERM DEBT
Long-term debt consists of the following:

	October 31, 2013	October 31, 2012
Term note payable to lending institution, see terms below.	$16,577,641	$36,627,901
Revolving term note payable to lending institution, see terms below.	5,979,876	4,211,163
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments included with other assets that are held on deposit to be applied with the final payments of the assessment.	2,246,771	2,456,372
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	152,698	202,998
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	205,209	235,781
Note payable to electrical provider, with monthly payments of $29,775 including implicit interest of 1.50%, due in December 2012, secured by equipment and restricted cash.	—	88,578
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	293,750	368,750
Note payable to a lending institution for the construction of the pipeline assets initially due in December 2011, converted in February 2012 to a term loan with a three year repayment period. Interest is at 5.29% and the note is secured by substantially all assets of Agrinatural.	1,013,132	818,884
Note payable to noncontrolling interest member of Agrinatural. Interest is at 5.43%, with a maturity date of October 2014.	300,000	—
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	640,653	1,072,310
Subordinated Convertible Debt, see terms below.	4,143,000	—
Totals	31,552,730	46,082,737
Less amounts due within one year	3,371,575	42,051,402
Net long-term debt	$28,181,155	$4,031,335

The Company’s loan agreements with AgStar contain certain covenants including minimum working capital amount, minimum tangible net worth amount, and the fixed charge coverage ratio. At October 31, 2012, the Company was out of compliance with certain covenants identified above in the Agstar loan agreements and as a result, the Company reclassified the debt with AgStar to current. For the period of December 2012 through May 2013, the Company did not make their required monthly principal payments.

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
October 31, 2013 and 2012

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

In connection with the forbearance agreement, and the renegotiated loan agreements, the Company made the required monthly principal payments for the period of December 2012 through May 2013.

Term Note Payable
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
Revolving Term Note
The Company also obtained a three-year revolving term loan commitment in the amount of $20.5 million, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016. Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the term revolving loan commitment is scheduled to decline by $2.0 million annually, beginning on October 31, 2013 and each anniversary date thereafter. The maturity date of the term revolving loan is September 1, 2016. The Company had a $0.6 million outstanding standby letter of credit at October 31, 2012. No such letter standby letter of credit was held at October 31, 2013.
Subordinated Convertible Debt
On May 17, 2013, the Company’s Board of Governors loaned the Company approximately $1.4 million as part of the subordinated convertible debt offering. An additional $3.7 million was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% and are due in October 1, 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of the Company assets, each note is convertible into Class A stock at a rate of $0.30 per Class A unit. The Company reserves the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeds the authorized Class A units at the conversion date. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Estimated maturities of long-term debt at October 31, 2013 are as follows:

2014	$3,371,575
2015	2,722,838
2016	19,450,337
2017	511,602
2018	4,509,139
After 2018	987,239
Total long-term debt	$31,552,730
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
At October 31, 2013, there are 49,812,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding.  At October 31, 2012, there were 38,622,107 Class A units and -0- Class B units issued and outstanding.
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
On July 31, 2013, the Company issued 8,075,000 Class A units and 15,000,000 Class B units, at a purchase price of $0.30 per unit, to Project Viking for total proceeds of approximately $6.9 million.
On September 18, 2013, the Company issued 3,115,000 Class A units, at a conversion price of $0.30 per unit, to current members upon conversion of subordinated convertible debt of $934,500.

11. LEASES
The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for fiscal 2013, 2012, and 2011 was approximately $1.8 million, $2.2 million, and $1.8 million, respectively.
At October 31, 2013, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2014	$1,294,367
2015	606,636
2016	596,920
2017	346,500
2018	—
Total lease commitments	$2,844,423

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

12. INCOME TAXES
The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2013	2012
Consolidated financial statement basis of assets	$60,793,917	$66,581,019
Plus: Organization and start-up costs capitalized	1,406,418	1,564,147
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(39,647,694)	(32,928,411)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$50,397,220	$63,061,334
There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2013 and 2012.
13. RELATED PARTY TRANSACTIONS
As discussed in Note 10, Project Viking, L.L.C. ("Project Viking") invested $3.5 million in the Company in May 2011 for 7,000,000 Class B units at a purchase price of $0.50 per unit, which were converted to Class A units.
On July 31, 2013, Project Viking invested $6.9 million in the Company for 8,075,000 Class A units and 15,000,000 Class B units at a purchase price of $0.30 per unit.

In May 2013, Project Viking participated in the initial subordinated convertible debt offering and lent the Company $102,000.

On July 31, 2013, Project Viking held a controlling interest in the Company. On July 31, 2013, Project Viking sold its interest to Granite Falls Energy, L.L.C. ("GFE"), which is now considered a related party. GFE operates an ethanol plant in the Midwest. The Company entered into a Management Services Agreement with GFE.  Under the Management Services Agreement, GFE agreed to supply its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  The initial term of the Management Services Agreement is three years.

The Company agreed to pay GFE $35,000 per month during the first year of the agreement.

During years two and three of the agreement, the Company agreed to pay GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  At the expiration of the initial term, the agreement will automatically renew for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term. Total expenses under this agreement were $105,000 for fiscal year 2013.

As part of the purchase of Project Viking, GFE obtained the interest in Project Viking's convertible subordinated debt in the amount of $102,000 . In September 2013, the Company completed the convertible subordinated debt offering of $5,077,000 and each subscriber had the option to convert to units at $0.30 per unit conversion price. GFE converted their $102,000 of subordinated debt for 340,000 Class A units. The Company paid approximately $2,000 in interest expense to GFE related to the subordinated convertible debt for the year ended October 31, 2013.
The Company purchased approximately $57,451,000 of corn from members in fiscal years 2011 and none in 2013 and 2012.
During 2013, the Company borrowed $300,000 from the noncontrolling interest member of Agrinatural. Total interest paid in relation to this note payable amounted to approximately $16,000 during the year ended October 31, 2013.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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
In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9. The Company paid operating and maintenance expenses of approximately $289,000, $349,000, and $287,000 in fiscal 2013, 2012, and 2011, respectively.
Marketing Agreements
The Company entered into termination agreements with its previous marketers utilized during 2011 and prior to terminate the marketing agreements the Company had with each, with termination dates of August 31, 2011. The Company assumed certain rail car leases with the termination of the ethanol marketing agreement and paid a termination fee of $325,000 over the remaining term of the original contract, which ended September 30, 2012.
Effective September 1, 2011, the Company entered into certain marketing, corn supply and corn storage agreements with Gavilon, LLC ("Gavilon") to market the Company's ethanol and distillers' grains products and to supply the Company's ethanol production facility with corn. Gavilon is the exclusive corn supplier and ethanol and distillers' grains marketer for the Company's production facility beginning September 1, 2011 until this agreement is terminated.
On August 20, 2013, the Company gave notice to their marketer to terminate the agreements related to corn purchases as well as ethanol sales effective October 31, 2013.  As a result of the termination of the agreement, the Company repurchased approximately $1,580,000 of corn inventory from Gavilon on November 1, 2013.

During the fourth quarter of fiscal year 2013, the Company entered into a marketing agreement with a new marketer, Eco-energy, for the sale of ethanol. Under this ethanol agreement, Eco-energy will purchase, market and resell 100% of the ethanol produced at the Company's ethanol production facility and the Company will pay Eco-energy a marketing fee based on a percentage of the applicable sale price of the ethanol. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.
Forward Contracts
The Company has natural gas agreements with a minimum commitment of approximately 1.6 million MMBTU per year until October 31, 2014.
Legal Proceedings
Permit Matters
The Company completed the plant conversion from coal to natural gas in November 2011. The Company also completed an amendment to the existing air emissions permit allowing the conversion from coal to natural gas. The Company is now seeking the final amendments to its air emissions permit related to the natural gas conversion pending regulatory approvals in form acceptable to the Company, and may incur additional costs in connection with the permit amendment, as well as improvements to its plant as part of the natural gas conversion and to ensure compliance with its permit and planned amendments.
On December 16, 2010, the Company entered into a stipulation agreement with the Minnesota Pollution Control Agency ("MPCA") to resolve a notice of violation issued by the MPCA in March 2008 that alleged violations of certain rules,

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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
15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$44,121,305	$35,498,926	$45,583,441	38,560,472
Gross profit	920,219	698,812	4,060,158	2,547,981
Operating income (loss)	(95,367)	(192,887)	3,385,958	1,915,430
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(920,554)	(998,139)	2,554,493	1,305,042
Basic earnings (loss) per unit (Class A and B)	$(0.02)	$(0.03)	$0.07	$0.03
Diluted earnings (loss) per unit (Class A and B)	$(0.02)	$0.03	$0.06	$0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$38,861,794	$41,186,236	$41,908,904	$46,703,001
Gross profit (loss)	264,570	1,102,346	1,921,833	(1,158,097)
Operating income (loss)	(586,037)	(660,787)	1,206,927	(29,745,361)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(1,312,813)	(1,356,345)	470,598	(30,507,102)
Basic and diluted earnings (loss) per unit (Class A and B)	$(0.04)	$(0.04)	$0.01	$(0.84)

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2011
Revenues	$39,199,181	$38,022,811	$43,013,930	$43,884,453
Gross profit (loss)	3,226,245	1,840,466	688,880	1,201,160
Operating income (loss)	2,530,477	1,071,699	(182,475)	(76,415)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	1,676,923	438,674	(724,890)	(819,852)
Basic and diluted earnings (loss) per unit (Class A and B)	$0.06	$0.01	$(0.02)	$(0.02)
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