Form 10-Q
period 2014-01-31
Heron Lake BioEnergy, LLC
filed 2014-03-17
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of March 17, 2014, there were 49,812,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	January 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,198,185	$543,238
Restricted cash	285,250	—
Accounts receivable	6,048,278	749,426
Inventory	4,046,683	5,604,309
Prepaid expenses	988,255	952,271
Total current assets	12,566,651	7,849,244

Property and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	73,274,142	71,275,334
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	610,791	612,151
Construction in Progress	29,496	1,394,191
	83,638,243	83,005,490
Accumulated depreciation	(32,426,840)	(31,335,218)
Net Property and Equipment	51,211,403	51,670,272

Other Assets
Other intangible assets, net	198,870	218,370
Other assets	1,044,213	1,056,031
Total other assets	1,243,083	1,274,401

Total Assets	$65,021,137	$60,793,917

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,490,517	$3,371,575
Accounts payable	1,999,685	1,300,727
Commodity derivative instruments	26,138	—
Accrued expenses	400,092	389,608
Total current liabilities	5,916,432	5,061,910

Long-Term Debt, net of current maturities	25,535,440	28,181,155

Members’ Equity
Members' Equity attributable to Heron Lake BioEnergy, LLC: 64,812,107 units issued and outstanding at January 31, 2014 and October 31, 2013.	32,966,719	27,142,275
Noncontrolling interest	602,546	408,577
Total members’ equity	33,569,265	27,550,852

Total Liabilities and Members’ Equity	$65,021,137	$60,793,917

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$40,910,555	$44,121,305

Cost of Goods Sold	33,729,825	43,201,086

Gross Profit	7,180,730	920,219

Selling, General, and Administrative Expenses	839,977	1,015,586

Operating Income (Loss)	6,340,753	(95,367)

Other Income (Expense)
Interest income	221	16,419
Interest expense	(433,986)	(774,750)
Other income	26,902	24,959
Total other expense, net	(406,863)	(733,372)

Net Income (Loss)	5,933,890	(828,739)

Net Income Attributable to Noncontrolling Interest	(109,446)	(91,815)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$5,824,444	$(920,554)

Weighted Average Units Outstanding - Basic	64,812,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.09	$(0.02)

Weighted Average Units Outstanding - Diluted	78,622,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.07	$(0.02)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income (loss)	$5,933,890	$(828,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,122,940	1,049,135
Loss in sale of equipment	1,360	—
Change in fair value of commodity derivative instruments	63,514	—
Change in operating fair value of operating assets and liabilities:
Restricted cash	(285,250)	49,305
Accounts receivable	(5,298,852)	(265,399)
Inventory	1,557,626	404,578
Prepaid expenses	(35,984)	52,564
Accounts payable	698,958	(290,309)
Accrued expenses	95,007	90,509
Commodity derivative instruments	(37,376)	—
Net cash provided by operating activities	3,815,833	261,644

Cash Flows from Investing Activities
Capital expenditures	(634,113)	(218,023)
Net cash used in investing activities	(634,113)	(218,023)

Cash Flows from Financing Activities
Proceeds from long-term debt	759,010	621,880
Payments on long-term debt	(3,285,783)	(569,684)
Net cash provided by (used in) financing activities	(2,526,773)	52,196

Net increase in cash	654,947	95,817

Cash - Beginning of period	543,238	653,361

Cash - End of period	$1,198,185	$749,178

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$348,955	$686,910

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$84,523	$—
Distribution to noncontrolling interest in accrued expenses	$—	$36,681

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2014

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2013, contained in the Company’s annual report on Form 10-K.

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

Nature of Business

The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 59.2 million gallons per year.  In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the analysis of impairment of long-lived assets and valuation of commodity derivative forward purchase contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two renewal options for 5 year periods.

The Company previously declared a distribution to noncontrolling interest members for approximately $85,000.  This amount was recorded within accrued expenses at October 31, 2013.  During the three month period ended January 31, 2014, the Company canceled this distribution.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2014

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

2.    RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 70% -80% of total revenues and corn costs average 80%-90% of cost of goods sold.

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

3.    INVENTORY

Inventory consisted of the following:

	January 31, 2014	October 31, 2013
Raw materials	$1,364,368	$632,790
Work in process	811,276	845,628
Finished Goods	993,187	3,324,166
Supplies	877,852	801,725
Total	$4,046,683	$5,604,309

4.    DERIVATIVE INSTRUMENTS

As of January 31, 2014, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 815,000 bushels that were entered into to hedge forecasted corn purchases through December 2014. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2014, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$26,138

In addition, as of January 31, 2014, the Company maintained approximately $285,000 of restricted cash related to margin requirements for the Company’s commodity derivative instrument positions. The Company did not have any outstanding derivative positions at October 31, 2013.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2014

The following tables provide details regarding the losses from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations Locations	2014	2013
Corn contracts	Cost of goods sold	$(63,514)	$—

5.     FAIR VALUE

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at January 31, 2014:

		Fair Value Measurement Using
	Carrying Amount in Balance Sheet January 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial Liabilities:
Commodity derivative instruments	$26,138	$26,138	$—	$—

The Company did not have any assets or liabilities measured at fair value on a recurring basis at October 31, 2013.

HLBE determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2014

6.    DEBT FINANCING

Debt financing consists of the following:

	January 31, 2014	October 31, 2013
Term note payable to lending institution, see terms below.	$16,155,311	$16,577,641
Revolving term note payable to lending institution, see terms below.	3,379,876	5,979,876
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments included with other assets that are held on deposit to be applied with the final payments of the assessment.	2,246,771	2,246,771
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	152,696	152,698
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	197,154	205,209
Note payable to electrical company with monthly payments of $6,250 with a 1% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	275,000	293,750
Note payable to a lending institution for the construction of the pipeline assets initially due in December 2011, converted in February 2012 to a term loan with a three year repayment period. Interest is at 5.29% and the note is secured by substantially all assets of Agrinatural.	1,684,469	1,013,132
Note payable to noncontrolling interest member of Agrinatural. Interest is at 5.43%, with a maturity date of October 2014.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	491,680	640,653
Subordinated Convertible Debt. Interest is at 7.25%, with a maturity date of October 2018.	4,143,000	4,143,000
Total	29,025,957	31,552,730
Less amounts due on demand or within one year	3,490,517	3,371,575
Net long term debt	$25,535,440	$28,181,155

Term Note Payable

The Company has a term loan with AgStar.  The Company makes equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year.  Through September 1, 2014, the loan bears interest at 5.75% as long as the Company is in compliance with their debt covenants.

On September 1, 2014, the interest term loan will be adjusted to LIBOR plus 3.50% but not less than 5%.  The loan agreements are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements.

Revolving Term Note

The Company has a three-year revolving term loan commitment in the amount of $18.5 million, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016. Amounts borrowed by the Company under the term revolving loan and repaid or prepaid may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2014

outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. The Company also pays an unused commitment fee on the unused portion of the term revolving loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the term revolving loan. Under the terms of the new agreement, the term revolving loan commitment declines by $2.0 million annually.

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

Estimated annual maturities of debt at January 31, 2014 are as follows based on the most recent debt agreements:

2015	$3,490,517
2016	2,905,023
2017	16,805,509
2018	362,086
2019	4,476,014
After 2019	986,808
Total long-term debt	$29,025,957

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

At January 31, 2014, the Company had forward contracts to sell approximately $6,061,000 of ethanol for deliveries in February 2014 through March 2014 which approximates 35% of its anticipated ethanol sales during that period.

At January 31, 2014, the Company had forward contracts to sell approximately $4,828,565 of distillers grain for deliveries in February 2014 through September 2014 which approximates 24% of its anticipated distillers grain sales during that period.

At January 31, 2014, the Company has natural gas agreements with a minimum commitment of approximately 1.6 million MMBTU per year until October 31, 2014.

At January 31, 2014, the Company had basis contracts for forward corn purchase commitments for approximately 2,281,000 bushels for deliveries through October 2014.

8.       MEMBERS’ EQUITY

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

At both January 31, 2014 and October 31, 2013, there are 49,812,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months period ended January 31, 2014, compared to the same period of the prior fiscal year. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2013 and in this Form 10-Q. These risk, uncertainties and factors include, but are not limited to:

•	Reduction or elimination of the Renewable Fuel Standard;

•	Changes in the availability and price of corn and natural gas;

•	Demand for corn exceeding supply; and corresponding corn price increases;

•	Changes in our business strategy, capital improvements or development plans;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw materials costs;

•	Results of our hedging transactions and other risk management strategies;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations and changes in our ability to comply with such regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws;

•	Changes and advances in ethanol production technology;

•	Effects of mergers, consolidations or contractions in the ethanol industry;

•	Competition from alternative fuel additives;

•	The development of infrastructure related to the sale and distribution of ethanol;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Our ability to retain key employees and maintain labor relations;

•	Changes to our current water intake system, or our ability to cost-effectively construct a modified water intake system;

•	The imposition of tariffs or other duties on ethanol imported into Europe; and

•	Volatile commodity and financial markets.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Available Information

Our website address is www.heronlakebioenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Filings,” as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-Q.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota with a nameplate capacity of 50 million gallons per year and a permitted capacity of approximately 59.2 million gallons per year. We are currently operating at above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

In July 2013, Project Viking, L.L.C. (“Project Viking”) held a controlling interest in the Company and sold that interest to Granite Falls Energy, LLC ("Granite Falls" or "GFE"). GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of March 17, 2014, GFE owns approximately 60.8% of our outstanding membership units and is entitled to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

In July 2013, the Company also entered into a Management Services Agreement with GFE.  Under the Management Services Agreement, GFE agreed to supply its own personnel to act as our Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  The initial term of the Management Services Agreement expires in July 2016, but automatically renews for successive one-year terms unless either party gives the other party written notice of termination prior to expiration of the then current term.

Our revenues are derived from the sale and distribution of our ethanol throughout the continental United States and in the sale and distribution of our distillers’ grains (DGS) locally, and throughout the continental United States. We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers grains and Renewable Products Marketing Group, LLC to market our corn oil.

The primary raw material used in the production of ethanol at our plant is corn. Our subsidiary, Lakefield Farmers Elevator, LLC, formerly owned grain facilities at Lakefield and Wilder, Minnesota; however, on February 1, 2013, we sold substantially all of its assets for cash consideration. We generally do not have long-term, fixed price contracts for the purchase of corn. Rather, we typcially purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

The primary source of energy in our manufacturing process is natural gas. We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We entered into a transportation agreement with Agrinatural Gas, LLC ("Agrinatural Gas"), a pipeline company formed to construct, own, and operate the natural gas pipeline that provides natural gas to our ethanol plant. Our subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas was formed to own and operate the pipeline.

We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations. However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we may need to seek additional funding.

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

The ethanol industry is dependent on several economic incentives which if reduced or eliminated could significantly impact ethanol demand. One of these is the Renewable Fuels Standard (“RFS”) mandate. If the mandate is not changed, the RFS will require approximately 18.15 billion gallons in 2014, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. However, in November 2013 the EPA issued a proposed rule that would reduce the RFS levels for 2014 to 15.21 billion gallons of which corn-based ethanol could only be used to satisfy 13 billion gallons. This proposal will result in a reduction of the 2014 volume requirement below the 13.8 billion gallons required for 2013. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period for the proposal ended on January 28, 2014. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. If the EPA's proposal becomes a final rule, or if RFS were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may be negatively impacted.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended January 31, 2014 and 2013

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our Condensed Consolidated Statements of Operations for for the three months ended January 31, 2014 and 2013.

	Three Months Ended		Three Months Ended
	January 31, 2014%		January 31, 2013%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$40,910,555	100.0%	$44,121,305	100.0%
Cost of Goods Sold	33,729,825	82.4%	43,201,086	105.6%
Gross Profit	7,180,730	17.6%	920,219	2.1%
Selling, General, and Administrative Expenses	839,977	2.1%	1,015,586	2.3%
Operating Income (Loss)	6,340,753	15.5%	(95,367)	(0.2)%
Other Expense, net	(406,863)	(1.0)%	(733,372)	(1.7)%
Net Income (Loss)	5,933,890	14.5%	(828,739)	(1.9)%
Net Income (Loss) Attributable to Noncontrolling Interest	(109,446)	(0.3)%	(91,815)	(0.2)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$5,824,444	14.2%	$(920,554)	(2.1)%

Revenues

Approximately 99% of our revenues from operations come from three sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining 1% of revenues is made up of incidental sales of syrup, a by-product of the ethanol production process, and revenues from Agrinatural.

Revenues decreased by 7.3% for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013 due primarily to decreased ethanol and distillers grains prices.  Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

Ethanol

Net ethanol revenues were approximately $31.7 million during the three months ended January 31, 2014 compared to approximately $32.2 million during the three months ended January 31, 2013.  The average price we received for our ethanol decreased by approximately 12.7% for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013. However, the decrease in the price per gallon we received was offset by an increase of approximate 12.9% more gallons of ethanol sold during the three months ended January 31, 2014 as compared to the three months ended January 31, 2013.  There were no ethanol derivative gains or losses during the three months ended January 31, 2014 and 2013.

Management attributes the drop in ethanol prices to significantly lower corn prices, which fell as result of a record 2013 corn crop, and changes in ethanol prices are typically following changes in corn prices. However, the decline in ethanol prices has been less than the corresponding decline in corn prices due to increased ethanol exports and higher gasoline demand, which has contributed to the lower ethanol stocks in the three month period ended January 31, 2014. This has created a more favorable spread between the price of ethanol and the price of corn and resulted in an improvement in operating margins.

Management anticipates that ethanol prices will continue to be volatile during the remainder of our 2014 fiscal, changing in relation to changes in corn and energy prices. In addition, continuing favorable operating margins may cause some plants that have suspended or reduced production to resume or increase production, which may cause excess supply and pressure ethanol prices downward. Management believes the industry will need to continue to grow demand and further develop an ethanol distribution system to facilitate additional blending of ethanol and gasoline to offset oversupply issues within the industry. The EPA's approval of E15 for use in certain vehicles has led us to be optimistic that over time, as E15 is brought to market and gains market acceptance, demand for ethanol will increase. However, we do not anticipate that the EPA's approval of E15 will impact ethanol demand or pricing in the near term. Additionally, if the EPA reduces or waives the RFS from statutory levels as currently proposed, domestic demand for ethanol could decline and ethanol prices may decrease.

Distillers Grains

Total sales of distillers grains during the three months ended January 31, 2014 were approximately $8.0 million.  Distillers grains sales during the three months ended January 31, 2013 were $10.4 million. The average distillers grains price decreased 15.9% for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013, coupled with a decrease of approximately 8.4% in distillers grains sold during the three months ended January 31, 2014 as compared to the three months ended January 31, 2013.

Management believes these lower distillers grains prices are primarily result of the decline in price of corn and other feed products available to livestock producers. We anticipate that the market price of our dried distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal. Volatility in distillers grains supplies related to changes in ethanol production is another factor that may impact the sales price of our distillers grains. As plants that have suspended or reduced production begin to resume or increase production, distillers grains prices may be pushed downward.

Corn Oil

Corn oil sales for the three months ended January 31, 2014 and 2013 were approximately $0.8 million and $1.0 million, respectively; comprising 2.0% and 2.3% of our revenues for the quarter ended January 31, 2014 and 2013, respectively. Management anticipates that corn oil prices may decline over the next several months if additional corn oil enters the market as plants that have suspended or reduced production may resume or increase production, resulting in an oversupply.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn and natural gas (which are the two largest components of costs of sales), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel. Our costs of sales as a percentage of revenues were 82.4% and 97.9% for the three months ended January 31, 2014 and the three months ended January 31, 2013, respectively. Our gross margin for the quarter ended January 31, 2014 increased to 17.6% from 2.1% for the quarter ended January 31, 2013.
Corn

The volume of corn we processed was up 5.1% for the three months ended January 31, 2014 as compared to the same period of fiscal year 2013. However, this was offset by a decrease in corn prices of approximately 38.8% per bushel for the quarter ended January 31, 2014 as compared to the quarter ended January 31, 2013. This decrease in corn price is largely attributable to the record 2013 corn harvest which eased corn prices substantially in the last fiscal quarter of 2013 and has continued into the quarter ended January 31, 2014. Due to the 2013 harvest, we expect corn prices to remain lower over the next several months than what we experienced during the first several months of our fiscal year 2013. However, weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices increase again, and if a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.

We had losses related to corn derivative instruments of $63,514 for the three months ended January 31, 2014, which increased cost of sales, compared to no gains or losses related to corn derivative instruments for the same period of 2013. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three month period ended January 31, 2014, we experienced an increase of approximately 57.1% in our overall natural gas costs compared to the same period of 2013. This increase was due to both higher prices and volumes as a result of the colder than normal temperatures experienced in the United States during quarter of January 31, 2014. However, we expect the market price for natural gas to remain steady in the near term as a result of an ample amount of gas in the supply chain. However, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, we may experience significant increases in natural gas prices.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses and include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expense for the three months ended January 31, 2014 was approximately $840,000, a decrease of 5.7% compared our operating expense of approximately $1,016,000 for the three months ended January 31, 2013.  These expenses represented 2.1% and 2.3% of total revenues for the three months ended January 31, 2014 and 2013, respectively.   Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.

Operating Income (Loss)

Our income from operations for the three months ended January 31, 2014 was approximately $6,341,000, compared to an operating loss of approximately $95,000 for the same period 2013. This increase resulted from the improvement of our net margin between the price we received from ethanol and distillers grains sales and the cost of corn and natural gas used in manufacturing.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 44.0% for the three months ended January 31, 2014, as compared to the three months ended January 31, 2013, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we accrued on our AgStar loans during the three months ended January 31, 2013. This default rate was not in effect during the three months ended January 31, 2014. As of January 31, 2014, our AgStar debt balances were down 52.4% as compared to balances at January 31, 2013. Of the total indebtedness to AgStar at January 31, 2014, approximately $16.2 million includes interest at a fixed rate of 5.75%, and approximately $3.4  million includes interest at a variable rate, which at January 31, 2014 was 5.0%.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our master loan agreement with AgStar. Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt.

Cash Flows

As of January 31, 2014, we had cash of approximately $1.2 million, current assets of approximately $12.6 million and total assets of approximately $65.0 million. The following table summarizes our sources and uses of cash and equivalents from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended January 31,
	2014	2013
Net cash provided by operating activities	$3,815,833	$261,644
Net cash used in investing activities	$(634,113)	$(218,023)
Net cash provided by (used in) financing activities	$(2,526,773)	$52,196
Net increase in cash	$654,947	$95,817

Operating Cash Flows. During the three months ended January 31, 2014, operating activities provided approximately $3.8 million in cash, as compared to $0.3 million three months ended January 31, 2013. This consists primarily of generating a net income of approximately $5.9 million plus non-cash expenses and charges including depreciation and amortization expense and net cash uses for changes in other current assets and liabilities. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. During the three months ended January 31, 2014, we used cash in investing activities of approximately $0.6 million. In the same period in 2013, we used approximately $0.2 million for capital expenditures.

Financing Cash Flows. During the three months ended January 31, 2014, we used approximately $2.5 million in cash in financing activities consisting primarily of payments on our long term debt and line of credit.  Proceeds and payments on long-term debt offset each other for the three months ended January 31, 2013.

Indebtedness

Credit Arrangements with AgStar

We entered into the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar Financial Services, PCA ("AgStar") under which we have two forms of debt as of January 31, 2014: a term note and a revolving term note. Our total indebtedness to AgStar as of January 31, 2014 was approximately $19.6 million, consisting of approximately $16.2 million under the term note and approximately $3.4 million under the revolving term note.

Our loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. The Company was in compliance with the covenants of its loan agreements with AgStar as of January 31, 2014.

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

Revolving Term Note

With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by the Company under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. At January 31, 2014 , the revolving term loan carried an interest rate of 5.0%. The Company also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At January 31, 2014 , the Company had approximately $3.4 million outstanding under the revolving term loan and an additional $15.1 million was available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

Subordinated Convertible Debt

On September 18, 2013, we entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of our offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, we sold an aggregate principal amount of approximately $3.7 million of the Notes. Prior to this, we sold approximately $1.4 million of the notes in May 2013. Additionally, subscribers from our subordinated notes offering holding an aggregate principal amount of approximately $935,000 of our subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes. Therefore, we have an aggregate principal amount of approximately $4.1 million in Notes. The Notes are subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes are secured by a second mortgage and lien position on, among other assets, our property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to our senior debt with AgStar.

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

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of January 31, 2014, there was a total of $2.2 million in outstanding water revenue bonds. We classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at January 31, 2014 was $275,000.

The Company has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The balance of this loan at January 31, 2014 was approximately $1.7 million. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.

We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at January 31, 2014 was approximately $492,000.

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at January 31, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed financial statements included with this Form 10-Q. At January 31, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities AgStar Financial Services, PCA. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.” However, an adverse change in interest rates of 10% would not have an impact on the Company's interest expense due to the interest rate floors of 5.75% and 5.0% that are in effect at January 31, 2014.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2014	Annual Adverse Change to Income
Natural Gas	1,540,000	MMBTU	10.00%	$1,289,000
Ethanol	56,520,000	Gallons	10.00%	$10,739,000
Corn	20,000,000	Bushels	10.00%	$8,400,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

Our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, have evaluated our disclosure controls and procedures as of January 31, 2014. Based on their review, they have concluded that our disclosure controls and procedures were not effective as of January 31, 2014.   As previously reported in our Form 10-K for the year ended October 31, 2013, during fiscal 2013, we experienced turnover in our finance group impacting our financial close process. In July 2013, the Company entered into a management agreement with Granite Falls Energy to provide, among other things, assistance with our finance and accounting functions. The Company is continuing to improve processes. In addition, we previously reported a material weakness related to revenue recognition. These material weaknesses are not considered fully remediated as of January 31, 2014 because while remedial procedures have been implemented, they have not operated for an appropriate period and have not been tested to allow management to conclude that they are operating effectively.  Accordingly, the Company’s disclosure controls and procedures are likewise not considered effective.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, other than the implementation of additional controls and procedures to remediate the material weakness in internal control over financial reporting described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2013. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 17, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 17, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer