Form 10-K/A
period 2013-10-31
Heron Lake BioEnergy, LLC
filed 2014-04-24
CIK 1286964

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

*	Refer to the Form 10-K for the fiscal year ended October 31, 2013 and filed with the Securities and Exchange Commission on January 29, 2014.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 (“Amendment”) on Form 10-K/A is being filed by Heron Lake BioEnergy, LLC (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013 that was initially filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2014 (the “Form 10-K”).

The Company prepared this Amendment in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.76 and 10.78 that were originally filed with the Form 10-K. The Company is filing this Amendment for the sole purpose of filing amended Exhibits 10.76 and 10.78. Certain portions of information that were omitted from Exhibits 10.76 and 10.78 have now been included. The Exhibits filed herewith supersede in their entirety the Exhibits originally filed with the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, this Amendment does not otherwise update any exhibits as originally filed, incorporated by reference or previously amended. Other than as discussed above, all information in the Company’s Form 10-K is unchanged and is not reproduced in this Amendment. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained in the Form 10-K in any way other than as discussed above. This Amendment is effective for all purposes as of the date of the filing of the Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Financial Statements

Page Reference
Audited Financial Statements

Report of Independent Registered Public Accounting Firm	*

Consolidated Balance Sheets as of October 31, 2013 and 2012	*

Consolidated Statements of Operations for the fiscal years ended October 31, 2013, 2012, and 2011	*

Consolidated Statements of Changes in Members' Equity for the fiscal years ended October 31, 2013, 2012 and 2011	*

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012 and 2011	*

Notes to Consolidated Financial Statements	*

*	Refer to the Form 10-K for the fiscal year ended October 31, 2013 and filed with the Securities and Exchange Commission on January 29, 2014.

(b)	Exhibits
See "Exhibit Index" on the page following the Signature Page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date:	April 23, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	April 23, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

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
Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.

10.70	Letter Agreement between CFO Systems, LLC and Heron Lake BioEnergy, LLC effective July 8, 2013*	Exhibit 10.1 to Current Report on Form 8-K dated July 5, 2013.

10.71	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated August 27, 2013.

10.72	Assignment and Amendment Agreement dated July 2, 2013 by and among Heron Lake BioEnergy, LLC, Gavilon, LLC and Gavilon Global Ag Holdings, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.73	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.74	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.75	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.

10.76	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Attached hereto.

10.77	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the Year ended October 31, 2013.

10.78	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake Bio-Energy, LLC and Gavilon Ingredients, LLC †	Attached hereto.

21.1	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.

31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
32	Certification pursuant to 18 U.S.C. § 1350.	Exhibit 32 to Annual Report on Form 10-K for the Year ended October 31, 2013.

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