Form 10-Q
period 2014-04-30
Heron Lake BioEnergy, LLC
filed 2014-06-16
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of June 16, 2014, there were 49,812,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	April 30, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$6,255,760	$543,238
Restricted cash	290,920	—
Accounts receivable	6,432,790	749,426
Commodity derivative instruments	64,188	—
Inventory	4,233,102	5,604,309
Prepaid expenses	347,237	952,271
Total current assets	17,623,997	7,849,244

Property and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	73,281,651	71,275,334
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	610,791	612,151
Construction in progress	218,488	1,394,191
	83,834,744	83,005,490
Accumulated depreciation	(33,522,295)	(31,335,218)
Net Property and Equipment	50,312,449	51,670,272

Other Assets
Other intangible assets, net	179,370	218,370
Other assets	1,024,849	1,056,031
Total other assets	1,204,219	1,274,401

Total Assets	$69,140,665	$60,793,917

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheet

	April 30, 2014	October 31, 2013
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,436,332	$3,371,575
Subordinated debt	4,143,000	—
Accounts payable	3,802,795	1,300,727
Accrued expenses	428,547	389,608
Total current liabilities	11,810,674	5,061,910

Long-Term Debt, net of current maturities	17,363,969	28,181,155

Members’ Equity
Members' Equity attributable to Heron Lake BioEnergy, LLC: 64,812,107 units issued and outstanding at April 30, 2014 and October 31, 2013.	39,289,778	27,142,275
Noncontrolling interest	676,244	408,577
Total members’ equity	39,966,022	27,550,852

Total Liabilities and Members’ Equity	$69,140,665	$60,793,917

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$39,149,053	$35,498,926

Cost of Goods Sold	31,547,020	34,800,114

Gross Profit	7,602,033	698,812

Selling, General, and Administrative Expenses	843,468	891,699

Operating Income (Loss)	6,758,565	(192,887)

Other Income (Expense)
Interest income	217	334
Interest expense	(366,593)	(723,885)
Other income (expense)	4,568	(5,684)
Total other expense, net	(361,808)	(729,235)

Net Income (Loss)	6,396,757	(922,122)

Net Income Attributable to Noncontrolling Interest	73,698	76,017

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$6,323,059	$(998,139)

Weighted Average Units Outstanding - Basic	64,812,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.10	$(0.03)

Weighted Average Units Outstanding - Diluted	78,622,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.08	$(0.03)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$80,059,608	$79,620,231

Cost of Goods Sold	65,276,845	78,044,767

Gross Profit	14,782,763	1,575,464

Selling, General, and Administrative Expenses	1,683,445	1,863,719

Operating Income (Loss)	13,099,318	(288,255)

Other Income (Expense)
Interest income	438	16,753
Interest expense	(800,579)	(1,498,635)
Other income (expense)	31,470	19,276
Total other expense, net	(768,671)	(1,462,606)

Net Income (Loss)	12,330,647	(1,750,861)

Net Income Attributable to Noncontrolling Interest	183,144	167,832

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$12,147,503	$(1,918,693)

Weighted Average Units Outstanding - Basic	64,812,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.19	$(0.05)

Weighted Average Units Outstanding - Diluted	78,622,107	38,622,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.16	$(0.05)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income (loss)	$12,330,647	$(1,750,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,257,180	2,023,866
Change in fair value of commodity derivative instruments	(332,205)	—
Change in operating fair value of operating assets and liabilities:
Restricted cash	(290,920)	—
Accounts receivable	(5,683,364)	357,566
Inventory	1,371,207	1,161,650
Prepaid expenses and other assets	595,112	(133,909)
Accounts payable	2,502,068	(1,138,872)
Accrued expenses	123,462	94,467
Commodity derivative instruments	268,017	—
Net cash provided by operating activities	13,141,204	613,907

Cash Flows from Investing Activities
Capital expenditures	(819,253)	(167,806)
Proceeds from disposal of property and equipment	—	3,728,669
Net cash provided by (used in) investing activities	(819,253)	3,560,863

Cash Flows from Financing Activities
Payments on line of credit	—	(480,000)
Proceeds from long-term debt	759,009	1,000,000
Payments on long-term debt	(7,368,438)	(4,487,338)
Release of restricted cash	—	65,259
Distributions to non-controlling interest	—	(37,436)
Net cash used in financing activities	(6,609,429)	(3,939,515)

Net increase in cash	5,712,522	235,255

Cash - Beginning of period	543,238	653,361

Cash - End of period	$6,255,760	$888,616

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$814,350	$1,439,340

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$84,523	$—
Distribution to noncontrolling interest in accrued expenses	$—	$35,005

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2014

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

Principles of Consolidation

The financial statements as of April 30, 2014 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the "Company." HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations.

The financial statements as of April 30, 2013 and October 31, 2013 include the accounts of the Company's formerly wholly owned subsidiary, Lakefield Farmers Elevator, LLC. Lakefield Farmers Elevator, LLC sold substantially all of its assets during the second quarter of 2013.

All significant intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the analysis of impairment of long-lived assets and valuation of commodity forward contract commitments and inventory.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two renewal options for 5 year periods.

The Company previously declared a distribution to noncontrolling interest members for approximately $85,000.  This amount was recorded within accrued expenses at October 31, 2013.  During the six month period ended April 30, 2014, the Company canceled this distribution.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2014

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

3.    INVENTORY

Inventory consisted of the following:

	April 30, 2014	October 31, 2013
Raw materials	$1,127,198	$632,790
Work in process	946,291	845,628
Finished Goods	1,182,175	3,324,166
Supplies	977,438	801,725
Total	$4,233,102	$5,604,309

4.    DERIVATIVE INSTRUMENTS

As of April 30, 2014, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 560,000 bushels that were entered into to hedge forecasted corn purchases through March 2015. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2014, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$64,188	$—

The Company did not have any outstanding derivative positions at October 31, 2013.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2014

The following tables provide details regarding the losses from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,
	Operations Locations	2014	2013
Corn contracts	Cost of goods sold	$395,719	$—

	Statement of	Six Months Ended April 30,
	Operations Locations	2014	2013
Corn contracts	Cost of goods sold	$332,205	$—

5.     FAIR VALUE

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at April 30, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet April 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$64,188	$64,188	$—	$—

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

6.    DEBT FINANCING

Debt financing consists of the following:

	April 30, 2014	October 31, 2013
Term note payable to lending institution, see terms below.	$15,726,883	$16,577,641
Revolving term note payable to lending institution, see terms below.	—	5,979,876
Assessments payable.	2,588,414	2,604,678
Note payable to electrical company.	256,250	293,750
Note payable on pipeline assets (Agrinatural), see terms below.	1,550,374	1,013,132
Note payable to noncontrolling interest member of Agrinatural.	300,000	300,000
Corn oil recovery system note payable.	378,380	640,653
Subordinated Convertible Debt.	4,143,000	4,143,000
Total	24,943,301	31,552,730
Less amounts due on demand or within one year, including subordinated convertible debt	7,579,332	3,371,575
Net long term debt	$17,363,969	$28,181,155

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2014

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

Note Payable on Pipeline Assets (Agrinatural)

The Company has a note payable to a lending institution for the construction of the pipeline assets of Agrinatural. The note was initially due in December 2011, however, was subsequently converted in February 2012 to a term loan with a three year repayment period. During November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately$759,000 being made. Amounts outstanding on the term loan bear interest at 5.29%, payable monthly, with a maturity in December 2016. The term loan is secured by substantially all assets of Agrinatural.

Subordinated Convertible Debt

On May 17, 2013, the Company’s Board of Governors loaned the Company approximately $1.4 million as part of the subordinated convertible debt offering. An additional $3.7 million was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt is subordinated to the AgStar debt. The notes bear interest at 7.25% and are due in October 1, 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of the Company assets, each note is convertible into Class A stock at a rate of $0.30 per Class A unit. The Company reserves the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeds the authorized Class A units at the conversion date. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units. The notes outstanding on April 30, 2014 could be converted into 13,810,000 units.

On May 2, 2014, the Company issued a notice that the Company intends to redeem all of the outstanding principal amount of the subordinated convertible notes on July 1, 2014. The announced redemption is pursuant to the Company's "optional redemption" right in the indenture governing the notes. The outstanding principal balance of $4.143 million, will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. The Company's obligation to pay the redemption price on the redemption date is subject to the right of the holders of the notes to elect to convert the principal amount of their notes into capital units of the Company at a conversion rate of $0.30 per unit. To the extent holders of the notes do not elect to convert the notes called for redemption prior to the redemption date, the Company expects to use a combination of cash and borrowings under its credit facilities to fund the redemption price. As of June 16, 2014, $2.665 million of the notes had been submitted for conversion into 8.88 million units of the Company.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2014

Estimated annual maturities of debt at April 30, 2014 are as follows based on the most recent debt agreements:

2015	$7,579,332
2016	2,912,620
2017	12,809,866
2018	344,123
2019	323,421
After 2019	973,939
Total long-term debt	$24,943,301

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

At April 30, 2014, the Company had basis contracts for forward corn purchase commitments for approximately 2,710,000 bushels for deliveries through December 2014.

At April 30, 2014, the Company had forward contracts to sell approximately $22,000,000 of ethanol for various delivery periods from May 2014 through July 2014 which approximates 40% of its anticipated ethanol sales during that period.

At April 30, 2014, the Company had forward contracts to sell approximately $2,056,000 of distillers grains for delivery in May 2014 through September 2014 which approximates 16% of its anticipated distillers grain sales during that period.

At April 30, 2014, the Company has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 2014.

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

At both April 30, 2014 and October 31, 2013, there are 49,812,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months periods ended April 30, 2014, compared to the same periods of the prior fiscal year. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. References to "we," "us," "our", "Heron Lake BioEnergy", "HLBE", and the "Company" refer to Heron Lake BioEnergy, LLC.

Our ethanol plant has a nameplate capacity of 50 million gallons per year and a permitted capacity of approximately 59.2 million gallons per year. We are currently operating at above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

On May 2, 2014, we issued a notice pursuant to the indenture governing our 7.25% Subordinated Secured Notes due 2018 (the "Notes") that we intend to redeem all of the outstanding principal amount of the Notes on July 1, 2014. The Notes, which have an outstanding principal balance of approximately $4.1 million, will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. Our obligation to pay the redemption price is subject to the right of the Note holders to convert the principal amount of their Notes into our capital units at a conversion rate of $0.30 per unit. As of June 16, 2014, approximately $2.7 million of the Notes had been submitted for conversion into 8,882,500 units. If all of the holders of the Notes called for redemption elect to convert their Notes, we will issue an additional 13,810,000 units. To the extent holders of the Notes do not elect to convert the Notes called for redemption, we expect to use a combination of cash and borrowings under our credit facilities to fund the redemption price.

In July 2013, Granite Falls Energy, LLC ("Granite Falls" or "GFE") acquired a controlling interest in the Company from Project Viking, L.L.C. ("Project Viking"). GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of June 16, 2014, GFE owns approximately 60.8% of our outstanding membership units and is entitled to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement. Assuming all Note holders elect to convert their Notes, GFE's ownership interest in us will be diluted to 50.1% following the conversion of the Notes. Notwithstanding this dilution, GFE will retain its governor appointment rights as it will continue to own a majority of the Company.

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

The primary raw material used in the production of ethanol at our plant is corn.  Our subsidiary, Lakefield Farmers Elevator, LLC, formerly owned grain facilities at Lakefield and Wilder, Minnesota; however, on February 1, 2013, we sold substantially all of its assets for cash consideration. We generally do not have long-term, fixed price contracts for the purchase of corn. Rather, we typically purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

The primary source of energy in our manufacturing process is natural gas. We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We have a transportation agreement with Agrinatural Gas, LLC ("Agrinatural"), a pipeline company formed to construct, own, and operate the natural gas pipeline that provides natural gas to our ethanol plant. Our wholly-owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas.

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

The demand for ethanol is affected by what is commonly referred to as the “blending wall” which is the threshold at which the RFS volume requirement exceeds the demand for E10 (10 percent ethanol and 90 percent gasoline) gasoline. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85 percent ethanol and 15 percent gasoline) for use in flexible fuel vehicles. In addition, the industry has been working to introduce E15 to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.

According to the Renewable Fuel Association (RFA), ethanol production was 13.3 billion gallons in 2013 compared with production of 13.2 billion gallons in 2012 and 13.8 billion gallons mandated by Renewable Fuel Standard’s (RFS) 2013 renewable volume requirement. In November 2013 the EPA issued a proposed rule that would reduce the 2014 renewable volume obligation (RVO) to 13.0 billion gallons of corn-based renewable fuel. Although the EPA has previously set the RVO for cellulosic biofuels below the mandated volume for such fuels in past program years, the proposed 2014 RFS rule would be the first time that the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated targets. As presently proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO. The proposal was subject to a 60-day comment period which ended in January 2014. The EPA plans to release the final version of the 2014 RVOs in June 2014. If the EPA's proposal becomes a final rule, or if RFS were to be otherwise reduced or eliminated by the exercise of the EPA's waiver authority or by Congress, the demand for ethanol may decrease.

High demand on the rail industry due to high volumes of corn, oil and coal rail shipments and a harsh winter which saw record cold and snow have resulted in industry-wide delays and logistical problems. These delays have caused many ethanol plants to slow or suspend production due to inability to secure railcars to transport their ethanol to market. Our plant has not experienced any material delays from the rail congestion problems. Recently, rail congestion and delays have lessened as spring weather conditions improved. However, management believes that slower rail shipping may continue through late spring and may continue to impact ethanol producers unless rail shipping capacity increases to meet the increased demand. If rail delays and congestion continue, we may begin to see material impacts to our plant if we run out of ethanol storage capacity and we are forced to reduce or cease production.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our Condensed Consolidated Statements of Operations for for the three months ended April 30, 2014 and 2013.

	Three Months Ended		Three Months Ended
	April 30, 2014%		April 30, 2013%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$39,149,053	100.0%	$35,498,926	100.0%
Cost of Goods Sold	31,547,020	80.6%	34,800,114	88.9%
Gross Profit	7,602,033	19.4%	698,812	2.0%
Selling, General, and Administrative Expenses	843,468	2.2%	891,699	2.5%
Operating Income (Loss)	6,758,565	17.2%	(192,887)	(0.5)%
Other Expense, net	(361,808)	(0.9)%	(729,235)	(2.1)%
Net Income (Loss)	6,396,757	16.3%	(922,122)	(2.6)%
Net Income Attributable to Noncontrolling Interest	73,698	0.2%	76,017	0.2%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$6,323,059	16.1%	$(998,139)	(2.8)%

Revenues

Approximately 99% of our revenues from operations come from three sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining 1% of revenues is made up of incidental sales of syrup, a by-product of the ethanol production process, and revenues from Agrinatural. Revenues increased by 10.3% for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013 due primarily to increased volumes of ethanol sold and decreased corn costs.  Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

The following table shows the sources of our revenue for the three months ended April 30, 2014:

	Amount	Percent of Total Revenues
Ethanol sales	$30,949,527	79.1%
Distillers grains sales	7,057,442	18.0%
Corn oil sales	746,651	1.9%
Miscellaneous other	395,433	1.0%
Total Revenues	$39,149,053	100.0%

The following table shows the sources of our revenue for the three months ended April 30, 2013:

	Amount	Percent of Total Revenues
Ethanol sales	$26,852,178	75.6%
Distillers grains sales	7,743,402	21.8%
Corn oil sales	700,000	2.0%
Miscellaneous other	203,346	0.6%
Total Revenues	$35,498,926	100.0%

Ethanol

Net ethanol revenues were approximately $30.9 million during the three months ended April 30, 2014 compared to approximately $26.9 million during the three months ended April 30, 2013.  The average price we received for our ethanol decreased by approximately 7.4% for the quarter ended April 30, 2014 as compared to the quarter ended April 30, 2013. However, the decrease in the price per gallon we received was offset by an increase of approximately 24.5% more gallons of ethanol sold during the period ended April 30, 2014 as compared to the three months ended April 30, 2013.  There were no ethanol derivative gains or losses during the three months ended April 30, 2014 and 2013. Management attributes the drop in ethanol prices to continuing lower corn prices due to the record 2013 corn crop. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, the decline in ethanol prices less than the decline in corn prices as a result of reduced ethanol production across the industry due to rail congestion, increased demand for gasoline, increased ethanol exports and decreased imports, which has resulted in lower US ethanol stocks. These factors have created a positive price spread and operating margins. Management anticipates that the favorable price spread between ethanol and corn will continue until the supply and demand balance for ethanol returns to more traditional levels.

Demand for ethanol is also impacted by regulatory developments and United States gasoline consumption. Although gasoline consumption was higher than expected during the past quarter and the approaching summer months typically experience a seasonal increase in gasoline consumption, reduced gasoline demand has occurred in the past and could occur in the future as a result of increased gasoline or oil prices. Additionally, the EPA is expected to release the final 2014 RFS RVO before June 30, 2014. Management believes that if the EPA's final rule reduces the 2014 RVOs from statutory levels as proposed in November 2013, domestic demand for ethanol could decline and ethanol prices may decrease. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers Grains

Total sales of distillers grains during the three months ended April 30, 2014 were approximately $7.1 million compared to sales of $7.7 million during the three months ended April 30, 2013. The average distillers grains price decreased 30.7% for the quarter ended April 30, 2014 as compared to the quarter ended April 30, 2013, which was somewhat mitigated by an increase of approximately 63.1% in distillers grains sold during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013.

Management believes these lower distillers grains prices are primarily a result of the decline in the price of corn, as market prices for distillers grains tend to move directionally with the prices of other livestock feed products. We anticipate that the market price of our dried distillers grains will continue to track changes in the price of corn and competing animal feed substitutes such as soybean meal. However, volatility in distillers grains supplies related to changes in foreign demand for distillers grains in Asia may push prices further down. In particular, China has recently rejected shipments of distillers grains that contained a non-approved GMO trait. Any additional rejections of shipments by the Chinese may adversely impact US prices. In addition, if plants that have suspended or reduced production due to rail shipping bottlenecks are able to resume or increase production, distillers grains prices may be negatively impacted.

Corn Oil

Corn oil sales for the three months ended April 30, 2014 and 2013 were approximately $0.7 million. Management anticipates that corn oil prices may decline over the next several months if additional corn oil enters the market as plants that have suspended or reduced production may resume or increase production, resulting in an oversupply.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn and natural gas (which are the two largest components of costs of sales), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel. Our costs of sales as a percentage of revenues were 80.6% and 88.9% for the three months ended April 30, 2014 and the three months ended April 30, 2013, respectively. Our gross margin for the three months ended April 30, 2014 increased to 19.4% from 2.0% for the three months ended April 30, 2013.
Corn

The volume of corn we processed was up 26.4% for the three months ended April 30, 2014 as compared to the same period of fiscal year 2013 due to reduced production in 2013 when margins were poor. Although corn prices trended upwards during the three months ended April 30, 2014, overall we experienced a decrease in corn prices of approximately 39.8% the same period of 2013. This decrease in corn price is largely attributable to the record 2013 corn harvest and sufficient local supplies. Management expects that corn prices will stay lower through our third quarter due to 2014 corn crop projections. The USDA's World Agricultural Supply and Demand Estimates published on May 9, 2014 projects domestic corn production of 13.9 billion bushels for the 2014 growing season, which would be a slight increase over the 2013 harvest. In addition, the USDA estimates that 95% of the 2014 corn planting in was complete as of June 1. However, corn prices may be volatile during the 2014 growing season depending on weather, world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

We had gains related to corn derivative instruments of $395,719 for the three months ended April 30, 2014, which decreased cost of sales, compared to no gains or losses related to corn derivative instruments for the same period of 2013. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three months ended April 30, 2014, we experienced an increase of approximately 161.8% in our overall natural gas costs compared to the same period of 2013 due to higher prices. Natural gas prices increased significantly during the quarter then backed off slightly towards the end of the quarter. Management anticipates that natural gas prices will hold steady or slowly decline as we move into summer months. However, if the natural gas industry experiences production problems, supply disruptions from hurricane activity, or if there are large increases in natural gas demand that limits the amount of gas that can be injected into storage ahead of winter demand, we may experience significant increases in natural gas prices.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Selling, general and administrative expenses for the three months ended April 30, 2014 decreased 5.4% compared to the three months ended April 30, 2013.  These expenses represented 2.2% and 2.5% of total revenues for the three months ended April 30, 2014 and 2013, respectively.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.

Operating Income (Loss)

Our income from operations for the three months ended April 30, 2014 was approximately $6.8 million compared to a loss of $0.2 million for the same period 2013. This increase resulted from increased production and the improvement of our net margin between the price we received for ethanol and the cost of corn and natural gas used in manufacturing.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 49.4% for the three months ended April 30, 2014, as compared to the three months ended April 30, 2013, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we accrued on our AgStar loans during the three months ended April 30, 2013. This default rate was not in effect during the three months ended April 30, 2014.

Results of Operations for the Six Months Ended April 30, 2014, and 2013

The following table shows summary information from our Condensed Consolidated Statements of Operations for the six months ended April 30, 2014 and 2013.

	Six Months Ended		Six Months Ended
	April 30, 2014%		April 30, 2013%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$80,059,608	100.0%	79,620,231	100.0%
Cost of Goods Sold	65,276,845	81.5%	78,044,767	98.0%
Gross Profit	14,782,763	18.5%	1,575,464	2.0%
Selling, General, and Administrative Expenses	1,683,445	2.1%	1,863,719	2.3%
Operating Income (Loss)	13,099,318	16.4%	(288,255)	(0.3)%
Other Income (Expense)
Other Expense, net	(768,671)	(1.0)%	(1,462,606)	(1.9)%
Net Income (Loss)	12,330,647	15.4%	(1,750,861)	(2.2)%
Net Income Attributable to Noncontrolling Interest	183,144	0.2%	167,832	0.2%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$12,147,503	15.2%	$(1,918,693)	(2.4)%

Revenues

The following table shows the sources of our revenue for the six months ended April 30, 2014:

	Amount	Percent of Total Revenues
Ethanol sales	$62,605,571	78.2%
Distillers grains sales	15,031,322	18.8%
Corn oil sales	1,572,718	2.0%
Miscellaneous other	849,997	1.0%
Total Revenues	$80,059,608	100.0%

The following table shows the sources of our revenue for the six months ended April 30, 2013:

	Amount	Percent of Total Revenues
Ethanol sales	$59,052,169	74.2%
Distillers grains sales	18,029,153	22.6%
Corn oil sales	1,700,000	2.1%
Miscellaneous other	838,909	1.1%
Total Revenues	$79,620,231	100.0%

Revenues increased only slightly, up by 0.6% for the six months ended April 30, 2014 as compared to the six months ended April 30, 2013.  However, our gross margin improved dramatically comparing the six months ended April 30, 2014 to the same period in 2013 due to increases in the volume of ethanol sold and significant decreases in the average price per bushel of corn processed.

Net ethanol revenues during the six months ended April 30, 2014 were approximately 6.0% more than net ethanol revenues for the six months ended April 30, 2013. However, the average price we received for our ethanol for six months ended April 30, 2014 decreased by approximately 10.1% from the average price received for six months ended April 30, 2013.  This decrease in price was off set by an increase of approximately 18.0% more gallons of ethanol sold during the six months ended April 30, 2014 as compared to the six months ended April 30, 2013.  There were no ethanol derivative gains or losses during the six months ended April 30, 2014 and 2013.

Total sales of distillers grains during the six months ended April 30, 2014 were down approximately 16.6% from total distillers grains sales during the six months ended April 30, 2013. In addition, the average price for our distillers grains for the six months ended April 30, 2014 decreased 24.3% compared to the same period of 2013.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and distillers grains production (which is the largest component of costs of sales); natural gas, processing ingredients and electricity. Over the last six month, on average we have used approximately 1.7 million bushels of corn per month at the plant.

The per bushel cost of corn decreased approximately 39.4% in six months ended April 30, 2014 as compared to the six months ended April 30, 2013.  We had a gain related to corn derivative instruments of $332,205 for the six months ended April 30, 2014. There were no corn derivative gains or losses during the six months ended April 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Selling, general and administrative expense for the six months ended April 30, 2014 decreased approximately 9.7% compared to our selling, general and administrative expenses for the six months ended April 30, 2013 due primarily to fees related to the planned plant asset sale, the sale of the Lakefield Farmers Elevator and the renegotiated debt with AgStar.  These expenses represented 2.1% and 2.3% of total revenues for the six months ended April 30, 2014 and 2013, respectively.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 46.6% for the six months ended April 30, 2014, as compared to the six months ended April 30, 2013, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we paid on our AgStar loans during the six months ended April 30, 2013.

Changes in Financial Condition for the Six Months Ended April 30, 2014

The following table highlights our financial condition at April 30, 2014 and October 31, 2013:

	April 30, 2014	October 31, 2013
Current Assets	$17,623,997	$7,849,244
Total Assets	$69,140,665	$60,793,917
Current Liabilities	$11,810,674	$5,061,910
Long-Term Debt	$17,363,969	$28,181,155
Members' Equity Attributable to Heron Lake BioEnergy, LLC	$39,289,778	$27,142,275
Non-Controlling Interest	$676,244	$408,577

Our total current assets increased by approximately $9.8 million at April 30, 2014 compared to October 31, 2013. This increase is due to an increase in cash on hand of $5.7 million and trade accounts receivable of approximately $5.7 million at April 30, 2014 as compared to October 31, 2013, which was partially offset by a decrease of approximately $1.4 million in the value of our inventory at April 30, 2014 compared to October 31, 2013 due to having more corn and ethanol on hand at October 31, 2013. We also experienced a slight increase in commodity derivative instruments of approximately $64,000 at April 30, 2014 as compared to October 31, 2013.

Total current liabilities totaled approximately $11.8 million at April 30, 2014, an increase of approximately $6.7 million from October 31, 2013. This increase was a result of the reclassification of our subordinated convertible debt as part of our current liabilities due to our intent at April 30, 2014 to exercise the right to call for redemption of the subordinated convertible debt effective July 1, 2014. In addition, our accounts payable increased approximately $2.5 million at April 30, 2014 as compared to October 31, 2013. The increase in our accounts payable is due to the termination of our corn supply agreement with Gavilon, our former procurement contractor. Since terminating the corn supply agreement, we buy our own corn and are no longer netting corn purchases with sales of ethanol and distillers grain.

Our long-term debt decreased approximately $10.8 million from October 31, 2013 to April 30, 2014. The decrease is due to payments on our AgStar debt facilities and the anticipated resolution of the subordinated convertible debt as discussed above.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased approximately $12.1 million at April 30, 2014 as compared to October 31, 2013. The increase was directly related to the net income of approximately $12.1 million for the six months ended April 30, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our master loan agreement with AgStar. Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt.

Cash Flows

As of April 30, 2014, we had cash of approximately $6.3 million, current assets of approximately $17.6 million and total assets of approximately $69.1 million. The following table summarizes our sources and uses of cash and equivalents from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended April 30,
	2014	2013
Net cash provided by operating activities	$13,141,204	$613,907
Net cash (used in) provided by investing activities	$(819,253)	$3,560,863
Net cash used in financing activities	$(6,609,429)	$(3,939,515)
Net increase in cash	$5,712,522	$235,255

Operating Cash Flows. During the six months ended April 30, 2014, operating activities provided approximately $13.1 million in cash, as compared to $0.6 million for the six months ended April 30, 2013. This improvement consists primarily of generating a net income of approximately $12.3 million for the six months ended April 30, 2014 as compared to a net loss of $1.8 million for the same period of 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. During the six months ended April 30, 2014, we used cash in investing activities of approximately $0.8 million. In the same period in 2013, we received approximately $3.7 million attributable to proceeds from the sale of grain storage assets.

Financing Cash Flows. During the six months ended April 30, 2014, we used approximately $6.6 million in cash in financing activities which consisted of payments on our long term debt of $7.4 million and proceeds from long term debt of $0.8 million. In the same period in 2013, we made payments of $4.5 million on our long term debt and payments of $0.5 million on our line of credit and had proceeds of $1.0 million from long term debt.

Indebtedness

Credit Arrangements with AgStar

We entered into the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar Financial Services, PCA ("AgStar") under which we have two forms of debt as of April 30, 2014: a term note and a revolving term note. As of April 30, 2014, we had approximately $15.7 million outstanding under the term note with Ag Star. As of April 30, 2014, we had no outstanding borrowings under the revolving term note.

Our loan agreements with AgStar are secured by substantially all business assets and are subject to various financial and non-financial covenants that limit distributions and debt and require minimum debt service coverage, net worth, and working capital requirements. The Company was in compliance with the covenants of its loan agreements with AgStar as of April 30, 2014.

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

Term Note

With respect to the term loan, the Company must make equal monthly payments of principal and interest on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016. In addition, the Company is required to make additional payments annually on debt for up to 25% of the excess cash flow, as defined by the agreement, up to $2 million per year. Through September 1, 2014, the loan bears interest at 5.25% as long as the Company is in compliance with its debt covenants. On September 1, 2014, the interest on the term loan will be adjusted to LIBOR plus 3.50%, but the total interest rate shall not be less than 5%.

Revolving Term Note

With respect to the revolving term loan, the loan matures in September 2016. Amounts borrowed by the Company under the term revolving loan can be repaid and may be re-borrowed at any time prior to maturity date of the term revolving loan, provided that outstanding advances may not exceed the amount of the term revolving loan commitment. Amounts outstanding on the term revolving loan bear interest at a variable rate equal to the greater of a LIBOR rate plus 3.50% or 5.0%, payable monthly. At April 30, 2014 , the revolving term loan carried an interest rate of 5.0%. The Company also pays an unused commitment fee on the unused portion of the term revolving term loan commitment at the rate of 0.35% per annum, payable in arrears in quarterly installments during the term of the revolving term loan. At April 30, 2014 , the Company did not have a balance outstanding under the revolving term loan and an additional $18.5 million was available. The amount available under the revolving term loan is reduced by $2 million at October 31 each year until September 2016, when the unpaid balance is due.

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

On May 2, 2014, we issued a notice to U.S. Bank that we intend to redeem all of the outstanding Notes on July 1, 2014, pursuant to the Company's "optional redemption" right in the indenture governing the Notes. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014. The outstanding principal balance of approximately $4.1 million, will be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. Our obligation to pay the redemption price on the redemption date is subject to the right of the holders of the Notes to elect to convert the principal amount of their notes into Class A units of the Company at a conversion rate of $0.30 per unit. To the extent holders of the Notes do not elect to convert their Notes, we expect to use a combination of cash and borrowings under its credit facilities to fund the redemption price. If all of the holders of the Notes called for redemption elect to convert their Notes, the Company will issue an additional 13,810,000 units in connection with the conversion of the Notes.

As of June 16, 2014, holders of approximately $2.7 million of the Notes have submitted for conversion into 8,857,500 units of the Company.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar and our subordinated convertible debt, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of April 30, 2014, there was a total of $2.6 million in outstanding water revenue bonds. We classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at April 30, 2014 was $256,250.

The Company has a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. In November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. The balance of this loan at April 30, 2014 was approximately $1.6 million. Interest on the loan is at 5.29%. The note is secured by the assets of Agrinatural Gas, LLC.

We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at April 30, 2014 was approximately $378,380.

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at April 30, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed financial statements included with this Form 10-Q. At April 30, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities AgStar Financial Services, PCA. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.” However, an adverse change in interest rates of 10% would not have an impact on the Company's interest expense due to the interest rate floors of 5.75% and 5.0% that are in effect at April 30, 2014.

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of April 30, 2014	Annual Adverse Change to Income
Natural Gas	1,500,000	MMBTU	10.00%	$825,000
Ethanol	53,300,000	Gallons	10.00%	$11,726,000
Corn	18,350,000	Bushels	10.00%	$8,826,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. In making this evaluation, our management considered the matters relating to the previously reported material weaknesses and our remediation of those material weaknesses as discussed below. Although, we have either remediated or or implemented the activities we believe are necessary to remediate the material weaknesses in our internal control over financial reporting as of April 30, 2014, we have not yet finalized the testing of the operating effectiveness of our remediation activities. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2014.

Remediation of Previously Reported Material Weaknesses

In our Annual Report on Form 10-K for the year ended October 31, 2013 and in our subsequent quarterly report on Form 10-Q for the quarters ended January 31, 2014, management concluded that our internal control over financial reporting was not effective for such period because of the following material weaknesses identified in such reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Financial Statement Close Process

We did not have adequate financial reporting and close procedures. As previously reported in our Form 10-K for the year ended October 31, 2013, during fiscal 2013, we experienced turnover in our finance group impacting our financial close process. In July 2013, the Company entered into a management agreement with Granite Falls Energy to provide, among other things, assistance with our finance and accounting functions. In addition, we have implemented enhanced procedures and controls to remediate this weakness.

Revenue Recognition

We did not maintain effective controls to ensure that revenues were recognized in accordance with generally accepted accounting principles. Specifically, effective controls were not designed and in place to ensure the completeness, accuracy and timeliness of pricing certain ethanol and distillers grains sales transactions. This control deficiency resulted in restatement adjustments to our interim condensed financial information for quarter ended July 31, 2012. In July 2013, the Company entered into a management agreement with Granite Falls Energy to provide, among other things, assistance with our finance and accounting functions. Subsequently, we have implemented new revenue recognition models and related internal controls to remediate this weakness.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014. During the quarter ended April 30, 2014, management has completed implementation of the changes as described above in "Remediation of Previously Reported Material Weaknesses". Management believes the remediation measures that we have implemented have had a positive impact on our internal control over financial reporting and that the controls with respect to the financial statement close process and revenue recognition were appropriately designed at April 30, 2014. However, the timing of our testing and evaluation of the operating effectiveness of our internal controls limited management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to April 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2014, we gave notice that we were exercising our right to call for redemption all of the outstanding 7.25% Subordinated Secured Notes due 2018 (the "Notes"), $4.143 million aggregate principal amount, pursuant to the provisional “optional redemption” right in the indenture that governs the Notes. Our obligation to pay the redemption price is subject to the right of the Note holders to convert the principal amount of their Notes into our capital units at a conversion rate of $0.30 per unit. If all of the holders of the Notes called for redemption elect to convert their Notes, we will issue an additional 13,810,000 units. To the extent holders of the Notes do not elect to convert the Notes called for redemption, we expect to use a combination of cash and borrowings under our credit facilities to fund the redemption price.

As of June 16, 2014, approximately $2.7 million of the Notes had been submitted for conversion into 8,882,500 units of HLBE. The units will be issued solely to the former holders of the Notes upon conversion on July 1, 2014 pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to the Company because the units will be exchanged by the Company with its existing security holders in accordance with the terms of the indenture governing the Notes with no commission or other remunerations being paid or given for soliciting such an exchange.

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

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 16, 2014	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 16, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer