Form 10-Q
period 2014-07-31
Heron Lake BioEnergy, LLC
filed 2014-09-16
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of September 15, 2014, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	July 31, 2014	October 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,151,791	$543,238
Restricted cash	241,800	—
Accounts receivable	6,801,999	749,426
Inventory	6,201,340	5,604,309
Prepaid expenses	270,326	952,271
Total current assets	14,667,256	7,849,244

Property and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	72,905,614	71,275,334
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	610,791	612,151
Construction in progress	2,464,033	1,394,191
	85,704,252	83,005,490
Accumulated depreciation	(34,553,750)	(31,335,218)
Net Property and Equipment	51,150,502	51,670,272

Other Assets
Other intangible assets, net	169,833	218,370
Other assets	712,504	1,056,031
Total other assets	882,337	1,274,401

Total Assets	$66,700,095	$60,793,917

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheet

	July 31, 2014	October 31, 2013
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$955,752	$3,371,575
Accounts payable	4,744,492	1,300,727
Commodity derivative instruments	85,487	—
Accrued expenses	364,115	389,608
Total current liabilities	6,149,846	5,061,910

Long-Term Debt, net of current maturities	9,772,607	28,181,155

Members’ Equity
Members' Equity attributable to Heron Lake BioEnergy, LLC: 77,932,107 and 64,812,107 units issued and outstanding at July 31, 2014 and October 31, 2013, respectively.	50,011,532	27,142,275
Noncontrolling interest	766,110	408,577
Total members’ equity	50,777,642	27,550,852

Total Liabilities and Members’ Equity	$66,700,095	$60,793,917

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$39,082,103	$45,583,441

Cost of Goods Sold	30,790,088	41,523,283

Gross Profit	8,292,015	4,060,158

Selling, General, and Administrative Expenses	777,274	674,200

Operating Income	7,514,741	3,385,958

Other Income (Expense)
Interest income	220	310
Interest expense	(656,507)	(755,532)
Other income	17,166	10,925
Total other expense, net	(639,121)	(744,297)

Net Income	6,875,620	2,641,661

Net Income Attributable to Noncontrolling Interest	89,866	87,168

Net Income Attributable to Heron Lake BioEnergy, LLC	$6,785,754	$2,554,493

Weighted Average Units Outstanding - Basic	69,137,382	38,875,678

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.10	$0.07

Weighted Average Units Outstanding - Diluted	78,394,634	42,741,063

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.09	$0.06

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$119,141,711	$125,203,672

Cost of Goods Sold	96,066,933	119,568,050

Gross Profit	23,074,778	5,635,622

Selling, General, and Administrative Expenses	2,460,719	2,537,919

Operating Income	20,614,059	3,097,703

Other Income (Expense)
Interest income	658	17,063
Interest expense	(1,457,086)	(2,254,167)
Other income	48,636	30,198
Total other expense, net	(1,407,792)	(2,206,906)

Net Income	19,206,267	890,797

Net Income Attributable to Noncontrolling Interest	273,010	254,999

Net Income Attributable to Heron Lake BioEnergy, LLC	$18,933,257	$635,798

Weighted Average Units Outstanding - Basic	66,259,166	38,706,942

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.29	$0.02

Weighted Average Units Outstanding - Diluted	78,546,004	40,000,140

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.24	$0.02

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income	$19,206,267	$890,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,308,173	3,034,267
Change in fair value of commodity derivative instruments	(206,744)	—
Write off of deferred loan costs included within interest expense	328,595	—
Change in operating fair value of operating assets and liabilities:
Restricted cash	(241,800)	139,045
Accounts receivable	(6,052,573)	(1,220,360)
Inventory	(597,031)	1,285,415
Prepaid expenses and other assets	655,773	(312,197)
Accounts payable	3,443,765	(1,148,989)
Accrued expenses	59,030	(29,517)
Commodity derivative instruments	292,231	—
Net cash provided by operating activities	20,195,686	2,638,461

Cash Flows from Investing Activities
Capital expenditures	(2,698,762)	(268,724)
Proceeds from disposal of property and equipment	—	3,728,669
Net cash provided by (used in) investing activities	(2,698,762)	3,459,945

Cash Flows from Financing Activities
Payments on line of credit	—	(480,000)
Proceeds from long-term debt	—	520,210
Proceeds from convertible debt	—	1,407,000
Payments on long-term debt	(16,681,371)	(13,870,555)
Release of restricted cash	—	65,259
Member contributions	—	6,922,500
Payments on convertible subordinated debt	(207,000)	—
Distributions to non-controlling interest	—	(38,932)
Deferred financing fees	—	(254,485)
Net cash used in financing activities	(16,888,371)	(5,729,003)

Net increase in cash	608,553	369,403

Cash - Beginning of period	543,238	653,361

Cash - End of period	$1,151,791	$1,022,764

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$1,173,443	$2,253,814

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$84,523	$—
Distribution to noncontrolling interest in accrued expenses	$—	$46,187
Conversion of subordinated debt to Class A Units	$3,936,000	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

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

Nature of Business

The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 59.2 million gallons per year.  In addition, the Company produces and sells distillers grains with solubles and corn oil as co-products of ethanol production. Additionally, the Company, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility.

Principles of Consolidation

The financial statements as of July 31, 2014 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the "Company." HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations.

The financial statements as of October 31, 2013 include the accounts of the Company's formerly wholly owned subsidiary, Lakefield Farmers Elevator, LLC. Lakefield Farmers Elevator, LLC sold substantially all of its assets during the second quarter of 2013.

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

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two renewal options for 5 year periods. On July 1, 2014, the Company entered into amendment of its natural gas transportation agreement dated May 13, 2011 with Agrinatural in which the Company agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the transportation agreement to October 31, 2021.

The Company previously declared a distribution to noncontrolling interest members for approximately $85,000.  This amount was recorded within accrued expenses at October 31, 2013.  During the six month period ended April 30, 2014, the Company canceled this distribution.

Revenue Recognition

Revenue from sales is recorded when title transfers to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. The title transfers when the product is loaded into the railcar or truck, the customer takes ownership and assumes risk of loss.

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

2.    RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 70% -80% of total revenues and corn costs average 70%-90% of cost of goods sold.

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

3.    INVENTORY

Inventory consisted of the following:

	July 31, 2014	October 31, 2013
Raw materials	$1,770,298	$632,790
Work in process	704,826	845,628
Finished Goods	2,604,999	3,324,166
Supplies	1,121,217	801,725
Total	$6,201,340	$5,604,309

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

4.    DERIVATIVE INSTRUMENTS

As of July 31, 2014, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 3,450,000 bushels that were entered into to hedge forecasted corn purchases through May 2015. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding as disclosed above.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2014, none of which are designated as hedging instruments:

	Balance Sheet location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$85,487

The Company did not have any outstanding derivative positions at October 31, 2013.

The following tables provide details regarding the gains and losses from Company’s derivative instruments in statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,
	Operations Locations	2014	2013
Corn contracts	Cost of goods sold	$(125,461)	$—

	Statement of	Nine Months Ended July 31,
	Operations Locations	2014	2013
Corn contracts	Cost of goods sold	$206,744	$—

5.     FAIR VALUE

The following table provides information on those derivative liabilities measured at fair value on a recurring basis at July 31, 2014:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet July 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$85,487	$85,487	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

6.    DEBT FINANCING

Debt financing consists of the following:

	July 31, 2014	October 31, 2013
Term note payable to lending institution, see terms below.	$—	$16,577,641
Revolving term loan to lending institution, see terms below.	7,486,628	5,979,876
Assessments payable.	2,440,743	2,604,678
Note payable to electrical company.	237,500	293,750
Note payable on pipeline assets (Agrinatural), see terms below.	—	1,013,132
Note payable to noncontrolling interest member of Agrinatural.	300,000	300,000
Corn oil recovery system note payable.	263,488	640,653
Subordinated convertible debt.	—	4,143,000
Total	10,728,359	31,552,730
Less amounts due on demand or within one year	955,752	3,371,575
Net long term debt	$9,772,607	$28,181,155

Term Note Payable

The Company had a term loan with AgStar Financial Services, FCLA ("AgStar").  The Company was making equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan was due and payable in full on the maturity date of September 1, 2016.  On July 30, 2014, using funds from the Credit Facility that the Company executed with AgStar, the Company repaid the entire outstanding balance of our credit facilities under the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar.

Revolving Term Loan

The Company had a three-year revolving term loan commitment in the amount of $18.5 million, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016.

On July 29, 2014, the Company entered into a new master loan agreement and related loan documents (the “Credit Facility”) the with AgStar Financial Services, FCLA (“AgStar”). The Credit Facility provides the Company with a new comprehensive revolving term loan commitment in the amount of $28 million (the “Revolving Term Loan”), under which AgStar agreed to make one or more advances to the Company for use by the Company to repay the Company's debt currently outstanding with AgStar, provide a loan financing to Agrinatural Gas, LLC, the Company's indirect subsidiary, provide working capital to the Company, and pay fees and expenses in connection with the Company's refinancing. Following the loan closing, the Company had approximately $7.5 million outstanding on the Revolving Term Loan.

Amounts borrowed by the Company under the Revolving Term Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the Credit Facility, the Revolving Term Loan commitment is scheduled to decline by $3.5 million annually, beginning on March 1, 2015 and each anniversary date thereafter. Interest on the Revolving Term Loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the Revolving Term Loan commitment at the rate of 0.50% per annum. The Revolving Term Loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. The Credit Facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

As part of the Credit Facility closing, we entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the Credit Facility.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

Note Payable on Pipeline Assets (Agrinatural)

The Company had a note payable to a lending institution for the construction of the pipeline assets of Agrinatural. The note was initially due in December 2011, however, was subsequently converted in February 2012 to a term loan with a three year repayment period. During November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately$759,000 being made. Amounts outstanding on the term loan were to bear interest at 5.29%, payable monthly, with a maturity in December 2016. The term loan was secured by substantially all assets of Agrinatural. The note was paid off in full on July 29, 2014 by Agrinatural.

Subordinated Convertible Debt

On May 17, 2013, the Company’s Board of Governors loaned the Company approximately $1.4 million as part of the subordinated convertible debt offering. An additional $3.7 million was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt was subordinated to the AgStar debt. The notes were to bear interest at 7.25% and were due in October 1, 2018. On October 1, 2014, or immediately prior to the sale of all or effectively all of the Company assets, each note was convertible into Class A stock at a rate of $0.30 per Class A unit. The Company reserved the right to issue Class B units upon conversion if the principal balance of the convertible debt exceeded the authorized Class A units at the conversion date. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.

On May 2, 2014, the Company issued a notice that the Company intended to redeem all of the outstanding principal amount of the subordinated convertible notes on July 1, 2014. The announced redemption was pursuant to the Company's "optional redemption" right in the indenture governing the notes. The outstanding principal balance of $4,143,000, could be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to, but excluding, the redemption date. The Company's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their notes into capital units of the Company at a conversion rate of $0.30 per unit.

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of $3,936,000 of Notes elected to convert their Notes into units of the Company. On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value. In addition, on the same day, the Company paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the Indenture. Following the issuance of the Class A units described above, the Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding.

Estimated annual maturities of debt at July 31, 2014 are as follows based on the most recent debt agreements:

2015	$955,752
2016	410,383
2017	404,207
2018	336,341
2019	7,809,647
After 2019	812,029
Total long-term debt	$10,728,359

Related Party Demand Promissory Note

Agrinatural Gas, LLC was loaned $500,000 from Granite Falls Energy, LLC, a related party, during July 2014. The demand promissory note accrued interest at 5.29% and payment was due in full on or before July 31, 2014. Agrinatural Gas, LLC paid the balance in full, including accrued interest, in July 2014.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2014

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

At July 31, 2014, the Company had basis contracts for forward corn purchase commitments for approximately 2,898,000 bushels for deliveries through January 2015.

At July 31, 2014, the Company had forward contracts to sell approximately $12,812,000 of ethanol for various delivery periods from August 2014 through March 2015 which approximates 19% of its anticipated ethanol sales during that period.

At July 31, 2014, the Company had forward contracts to sell approximately $2,042,000 of distillers grains for delivery in August 2014 through March 2015 which approximates 15% of its anticipated distillers grain sales during that period.

At July 31, 2014, the Company has natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until October 2014.

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

On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion. Following the issuance of the Class A units described above, the Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding as of July 31, 2014. On October 31, 2013, there were 49,812,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding, for an aggregate total of 64,812,107.

9.       LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $503,000 and $1,327,000 for the three and nine months ended July 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended July 31, 2014, compared to the same periods of the prior fiscal year. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

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

Our ethanol plant has a nameplate capacity of 50 million gallons per year and a permitted capacity of approximately 59.2 million gallons per year. We are currently operating above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

On July 1, 2014, the Company redeemed all of the outstanding 7.25% Subordinated Secured Notes due 2018 (the "Notes"), approximately $4,140,000 aggregate principal amount, by issuing 13,120,000 Class A units of the Company to the holders of approximately $3,936,000 principal amount of the Notes that elected conversion of the principal to units and paid cash to redeem the remaining $207,000 principal amount of the Notes. On the same day, the Company paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the Indenture. The Company paid the cash redemption and accrued and unpaid interest from its cash on-hand. Details of redemption of the Notes is provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

On July 29, 2014, the Company entered into an intercompany loan agreement and related loan documents (the “Loan Agreement”) with Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural is a pipeline company formed to construct, own, and operate a natural gas pipeline that provides natural gas to the Company’s ethanol plant through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. The Company owns 73% of Agrinatural through the Company’s wholly-owned subsidiary HLBE Pipeline Company, LLC. The remaining

27% is owned by Rural Energy Solutions, LLC. Under the Loan Agreement, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural (the "Agrinatural Loan") for use by Agrinatural to repay its outstanding debt and provide working capital to Agrinatural. Details of Loan Agreement with Agrinatural and the Agrinatural Loan are provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

On July 29, 2014, the Company entered into a new master loan agreement and related loan documents (the "Credit Facility") the with AgStar Financial Services, FCLA ("AgStar").  The Credit Facility provides the Company with a new comprehensive revolving term loan commitment in the amount of $28 million (the "Term Revolving Loan"). Following the loan closing, we had approximately $7.5 million outstanding on the Term Revolving Loan under the Credit Facility which was primarily used to pay off our outstanding debt to AgStar under our prior master loan agreement and fund the Agrinatural Loan. The changes to our credit facilities and the loan to Agrinatural are described in more detail below in the section entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

In July 2013, Granite Falls Energy, LLC ("Granite Falls" or "GFE") acquired a controlling interest in the Company from Project Viking, L.L.C. ("Project Viking"). GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of September 15, 2014, GFE owns approximately 50.6% of our outstanding membership units, a decrease from its prior ownership percentage of 60.8% due to our issuance of units as part of the redemption of the Notes. Notwithstanding this dilution, GFE retained its right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement as it continues to own a majority of the Company.

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

The primary source of energy in our manufacturing process is natural gas. We have a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We have a transportation agreement with Agrinatural, a pipeline company formed to construct, own, and operate the natural gas pipeline that provides natural gas to our ethanol plant. Our wholly-owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas.

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

The demand for ethanol is affected by what is commonly referred to as the “blending wall” which is the threshold at which the Renewable Fuel Standard (RFS) volume requirement exceeds the demand for E10 (10% ethanol and 90%gasoline) gasoline. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles. In addition, the industry has been working to introduce E15 to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.

The RFS requires a certain amount of renewable fuels be used each year in the United States, however, the EPA can adjust the renewable volume obligation (RVO) in certain circumstances through its rulemaking authority. In November 2013, the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was subject to a 60-day comment period which ended in January 2014 during which the EPA received over 340,000 public comments and drew strong opposition from biofuels groups. On August 22, 2014, the final 2014 RVO rule was sent by the EPA to the Office of Management and Budget (OMB) for review. As of this filing, the proposed final rule is not publicly available, however, EPA administrator Gina McCarthy has previously stated that the final 2014 RVO would include changes from the November proposal but neither she nor the EPA has elaborated on the degree of changes. The final rule is expected to be released sometime this fall, however, OMB has up to 90 days, or more if an extension is granted, to complete its interagency review. Until the final rule is published, management expects continued uncertainty for ethanol demand for 2014. Moreover, further delay in the release of the final rule also creates uncertainty in ethanol demand in 2015 as the delay in the 2014 rule will likely cause delay in the final 2015 rule, which is due by November 30, 2014. If the final rule includes a significant decrease in the 2014 RVO similar to the EPA's November proposed rule, demand for ethanol in 2015 and beyond could be reduced due to blenders' carryover of renewable fuel credits in excess of the RVO into future years.

High demand on the rail industry due to high volumes of corn, oil and coal rail shipments and a harsh winter that saw record cold and snow has resulted in significant industry-wide delays and logistical problems. These delays have caused many ethanol plants to slow or suspend production due to inability to secure railcars to transport their ethanol to market. Our plant has not experienced any material delays from the rail congestion problems. Recently, rail congestion and delays have lessened, however, industry concerns remain that the existing backlog will be resolved before anticipated record corn and soybean harvest place additional stress on the rail transportation network. Management believes that slower rail shipping may continue through late spring 2015 and may continue to impact ethanol producers unless rail shipping capacity increases to meet the increased demand. If rail delays and congestion continue, we may begin to see material impacts to our plant if we run out of ethanol storage capacity and we are forced to reduce or cease production.

Other factors that may affect our future results of operation include those factors below in our Results of Operations of this Form 10-Q and those discussed in “Item 1. Business” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended October 31, 2013, and in other filings we make with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our Condensed Consolidated Statements of Operations for the three months ended July 31, 2014 and 2013.

	Three Months Ended		Three Months Ended
	July 31, 2014%		July 31, 2013%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$39,082,103	100.0%	$45,583,441	100.0%
Cost of Goods Sold	30,790,088	78.8%	41,523,283	91.1%
Gross Profit	8,292,015	21.2%	4,060,158	8.9%
Selling, General, and Administrative Expenses	777,274	2.0%	674,200	1.5%
Operating Income	7,514,741	19.2%	3,385,958	7.4%
Other Expense, net	(639,121)	(1.6)%	(744,297)	(1.6)%
Net Income	6,875,620	17.6%	2,641,661	5.8%
Net Income Attributable to Noncontrolling Interest	89,866	0.2%	87,168	0.2%
Net Income Attributable to Heron Lake BioEnergy, LLC	$6,785,754	17.4%	$2,554,493	5.6%

Revenues

Approximately 99% of our revenues from operations come from three sources: sales of fuel ethanol, sales of distillers grains and sales of corn oil. The remaining miscellaneous other revenues are made up of incidental sales of syrup, a by-product of the ethanol production process, and revenues from Agrinatural. Revenues decreased by 14.3% for the three months ended July 31, 2014 as compared to the three months ended July 31, 2013 due primarily to decreases in the average prices received for our ethanol and distillers grains.  Our results of operations will continue to be affected by volatility in the commodity markets. In the event that we experience a prolonged period of negative operating margins, our liquidity may be negatively impacted.

The following table shows the sources of our revenue for the three months ended July 31, 2014:

	Amount	Percent of Total Revenues
Ethanol sales	$31,074,476	79.5%
Distillers grains sales	6,872,290	17.6%
Corn oil sales	914,165	2.3%
Miscellaneous other	221,172	0.6%
Total Revenues	$39,082,103	100.0%

The following table shows the sources of our revenue for the three months ended July 31, 2013:

	Amount	Percent of Total Revenues
Ethanol sales	$36,417,998	79.9%
Distillers grains sales	7,788,313	17.1%
Corn oil sales	1,100,000	2.4%
Miscellaneous other	277,130	0.6%
Total Revenues	$45,583,441	100.0%

Ethanol

Net ethanol revenues were approximately $31.1 million during the three months ended July 31, 2014 compared to approximately $36.4 million during the three months ended July 31, 2013.  The average price we received for our ethanol decreased by approximately 14.4% for the quarter ended July 31, 2014 as compared to the quarter ended July 31, 2013. However, the decrease in the price per gallon we received was slightly mitigated by an increase of approximately 0.3% more gallons of ethanol sold during the three months ended July 31, 2014 as compared to the three months ended July 31, 2013.  There were no ethanol derivative gains or losses during the three months ended July 31, 2014 and 2013.

Management attributes the drop in ethanol prices to continuing lower corn prices, which impacts the market price of ethanol. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. However, ethanol prices have been somewhat buoyed by continuing rail delays and a stronger export market which has resulted in tighter ethanol inventories. Rail congestion and delays continue due to increased demand and rail infrastructure limitations. Management anticipates that current backlogs will continue through spring next year or longer if the rail system experiences further stress due to the anticipated record grain harvest this fall. Management anticipates that ethanol prices will continue to face downward pressures through the remainder of 2014 due to the anticipated record grain harvest and anticipated lower corn prices. Despite these downward pressures, ethanol margins have remained favorable as the decline in corn prices has outpaced the decline in ethanol prices. Management anticipates that the favorable price spread between ethanol and corn will continue until the supply and demand balance for ethanol returns to more traditional levels.

Distillers Grains

Total sales of distillers grains during the three months ended July 31, 2014 were approximately $6.9 million compared to sales of $7.8 million during the three months ended July 31, 2013. The average distillers grains price decreased 27.4% for the quarter ended July 31, 2014 as compared to the quarter ended July 31, 2013, which was partially mitigated by an increase of approximately 21.6% in distillers grains sold during the three months ended July 31, 2014 as compared to the three months ended July 31, 2013.

Management believes these lower distillers grains prices are primarily a result of the decline in the price of corn, as market prices for distillers grains tend to move directionally with the prices of other livestock feed products. We anticipate that the market price of our dried distillers grains will continue to trend lower tracking changes in the price of corn. In addition, if plants that have suspended or reduced production due to rail shipping bottlenecks are able to resume or increase production, distillers grains prices may be negatively impacted.

Further recent changes in export demand for distillers grains by China have negatively impacted distillers grains prices. In June 2014, China stopped issuing permits for the import of distillers dried grains from the US due to the presence of a unapproved GMO corn trait in some distillers grains shipments. The GMO trait has been approved in the US and a number of other countries but not in China. At present, there is no reliable method to test for this trait in distillers grains and no mechanism in the US to meet other certification requirements imposed by China for imports of distillers grains that may contain the unapproved GMO trait. The ethanol industry and US government are examining China's actions to determine appropriate responses as many in the industry and trade community believe these actions are due more to protecting China's own farmers than concerns regarding this GMO trait. Management cannot estimate the effect China's actions will have on the overall distillers grains market long term. This could reduce distillers grains prices in the domestic market by decreasing worldwide demand for distillers grains.

Corn Oil

Corn oil sales for the three months ended July 31, 2014 were down approximately 16.9% compared to corn oil sales for the same period in 2013. Management attributes this decline to decreased corn oil prices which is due primarily to lower corn prices and excess supplies of corn oil relative to demand. Management expects continued lower corn oil prices due to oversupply. Management believes the oversupply in the corn oil market stems, in part, from the diminished demand for corn oil from the biodiesel industry and the resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. The biodiesel industry has been signficantly impacted by the expiration of the biodiesel blenders' tax credit and uncertainty regarding the biodiesel RVOs for 2014 under the RFS, which has resulting in declining demand for biodiesel. Corn oil prices could experience further decreases due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn and natural gas (which are the two largest components of costs of sales), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel. Our costs of sales as a percentage of revenues were 78.8% and 91.1% for the three months ended July 31, 2014 and the three months ended July 31, 2013, respectively. Our gross margin for the three months ended July 31, 2014 increased to 21.2% from 8.9% for the three months ended July 31, 2013.

Corn

The volume of corn we processed was up 6.0% for the three months ended July 31, 2014 as compared to the same period of fiscal year 2013 due to reduced production in 2013 when margins were poor. Although corn prices trended upwards during the three months ended July 31, 2014, overall we experienced a decrease in corn prices of approximately 30.3% the same period of 2013. This decrease in corn price is largely attributable to the record 2013 corn harvest and sufficient local supplies. Management expects that corn prices will stay lower through the remainder of our fiscal year due to 2014 corn crop projections and that there will be adequate local supply for our plant operations. The USDA's Crop Production report published on August 12, 2014 increased the USDA's prior projections for US corn production to 14.0 billion bushels for the 2014 growing season, with 1.3 billion bushels of corn production forecasted for Minnesota. If realized, this would be the highest corn production on record for the US. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2014 fiscal year may be lower due to plentiful supply. However, corn prices may be volatile in the future depending on weather, world supply and demand, current and anticipated stocks, and other factors.

We had losses related to corn derivative instruments of $125,461 for the three months ended July 31, 2014, which increased cost of sales, compared to no gains or losses related to corn derivative instruments for the same period of 2013. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

For the three months ended July 31, 2014, we experienced an increase of approximately 23.3% in our overall natural gas costs compared to the same period of 2013 due to higher prices. Management anticipates that natural gas prices will continue to hold steady. However, if the natural gas industry experiences production problems, supply disruptions from hurricane activity, or if there are large increases in natural gas demand that limits the amount of gas that can be injected into storage ahead of winter demand, we may experience significant increases in natural gas prices.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Selling, general and administrative expenses for the three months ended July 31, 2014 increased 15.3% compared to the three months ended July 31, 2013.  Despite the significant increase from period to period, as a percentage of total revenues selling, general and administrative expenses only increased slightly to 2.0% for the three months ended July 31, 2014 , as compared to 1.5% for three months ended July 31, 2013.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.

Operating Income (Loss)

Our income from operations for the three months ended July 31, 2014 was approximately $7.5 million compared to a income of $3.4 million for the same period 2013. This increase resulted from increased production and the improvement of our net margin between the price we received for ethanol and the cost of corn and natural gas used in manufacturing.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 13.1% for the three months ended July 31, 2014, as compared to the three months ended July 31, 2013, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we accrued on our AgStar loans during the three months ended July 31, 2013. This default rate was not in effect during the three months ended July 31, 2014. Interest expense for the three months ended July 31, 2014, includes a write off of deferred financing costs of approximately $329,000 for the subordinated convertible debt and refinancing our senior debt facilities.

Results of Operations for the Nine Months Ended July 31, 2014, and 2013

The following table shows summary information from our Condensed Consolidated Statements of Operations for the nine months ended July 31, 2014 and 2013.

	Nine Months Ended		Nine Months Ended
	July 31, 2014%		July 31, 2013%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$119,141,711	100.0%	125,203,672	100.0%
Cost of Goods Sold	96,066,933	80.6%	119,568,050	95.5%
Gross Profit	23,074,778	19.4%	5,635,622	4.5%
Selling, General, and Administrative Expenses	2,460,719	2.1%	2,537,919	2.0%
Operating Income	20,614,059	17.3%	3,097,703	2.5%
Other Expense, net	(1,407,792)	(1.2)%	(2,206,906)	(1.8)%
Net Income	19,206,267	16.1%	890,797	0.7%
Net Income Attributable to Noncontrolling Interest	273,010	0.2%	254,999	0.2%
Net Income Attributable to Heron Lake BioEnergy, LLC	$18,933,257	15.9%	$635,798	0.5%

Revenues

The following table shows the sources of our revenue for the nine months ended July 31, 2014:

	Amount	Percent of Total Revenues
Ethanol sales	$93,680,047	78.6%
Distillers grains sales	21,903,611	18.4%
Corn oil sales	2,486,882	2.1%
Miscellaneous other	1,071,171	0.9%
Total Revenues	$119,141,711	100.0%

The following table shows the sources of our revenue for the nine months ended July 31, 2013:

	Amount	Percent of Total Revenues
Ethanol sales	$95,470,167	76.3%
Distillers grains sales	25,817,466	20.6%
Corn oil sales	2,900,000	2.3%
Miscellaneous other	1,016,039	0.8%
Total Revenues	$125,203,672	100.0%

Revenues decreased slightly, down by 4.8% for the nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013.  However, our gross margin improved dramatically comparing the nine months ended July 31, 2014 to the same period in 2013 due to increases in the volume of ethanol sold and significant decreases in the average price per bushel of corn processed.

Net ethanol revenues during the nine months ended July 31, 2014 were approximately 1.9% less than net ethanol revenues for the nine months ended July 31, 2013. Additionally, the average price we received for our ethanol for nine months ended July 31, 2014 decreased by approximately 11.9% from the average price received for nine months ended July 31, 2013 and volume of ethanol sold increased by 11.3% from period to period.  There were no ethanol derivative gains or losses during the nine months ended July 31, 2014 and 2013.

Total sales of distillers grains during the nine months ended July 31, 2014 were down approximately 15.2% from total distillers grains sales during the nine months ended July 31, 2013. In addition, the average price for our distillers grains for the nine months ended July 31, 2014 decreased 25.2% compared to the same period of 2013. The decrease in the average price was partially offset by an increase of 13.4% in the total volume of distillers grains sold during the nine months ended July 31, 2014 compared to the same period of 2013.

Total sales of corn oil during the nine months ended July 31, 2014 were down approximately 14.2% from total corn oil sales during the nine months ended July 31, 2013. This decrease was primarily due to a decrease in the average price for our corn oil for the nine months ended July 31, 2014 compared to the same period of 2013.

Cost of Goods Sold

Our costs of sales include, among other things, the cost of corn used in ethanol and distillers grains production (which is the largest component of costs of sales); natural gas, processing ingredients and electricity. Over the last nine months, on average we have used approximately 1.8 million bushels of corn per month at the plant.

The per bushel cost of corn decreased approximately 30.5% in nine months ended July 31, 2014 as compared to the nine months ended July 31, 2013.  We had a gain related to corn derivative instruments of $206,744 for the nine months ended July 31, 2014. There were no corn derivative gains or losses during the nine months ended July 31, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the nine months ended July 31, 2014 decreased approximately 3.0% compared to our selling, general and administrative expenses for the nine months ended July 31, 2013 due primarily to fees related to the planned plant asset sale, and the sale of the Lakefield Farmers Elevator.  These expenses represented 2.1% and 2.0% of total revenues for the nine months ended July 31, 2014 and 2013, respectively.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 35.4% for the nine months ended July 31, 2014, as compared to the nine months ended July 31, 2013, is dependent on the balances outstanding and on interest rates, including an additional 2% default interest rate we paid on our AgStar loans during the nine months ended July 31, 2013. Interest expense for the nine months ended July 31, 2014, includes a write off of deferred financing costs of approximately $329,000 for the subordinated convertible debt and refinancing our senior debt facilities.

Changes in Financial Condition for the Nine Months Ended July 31, 2014

The following table highlights our financial condition at July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Current Assets	$14,667,256	$7,849,244
Total Assets	$66,700,095	$60,793,917
Current Liabilities	$6,149,846	$5,061,910
Long-Term Debt	$9,772,607	$28,181,155
Members' Equity Attributable to Heron Lake BioEnergy, LLC	$50,011,532	$27,142,275
Non-Controlling Interest	$766,110	$408,577

Our total current assets increased by approximately $6.8 million at July 31, 2014 compared to October 31, 2013. This increase is due to an increase in trade accounts receivable of approximately $6.1 million at July 31, 2014 as compared to October 31, 2013, which was slightly offset by a decrease of approximately $682,000 in prepaid expenses at July 31, 2014 compared to October 31, 2013. Trade accounts receivable increased because we were awaiting payment for a larger quantity of our products at July 31, 2014 compared to October 31, 2013 due to our change of ethanol marketers from Gavilon, LLC to Eco-Energy, LLC in November 2013. We also experienced a slight increase in cash on hand of approximately $600,000 and inventory of approximately $600,000 at July 31, 2014 as compared to October 31, 2013.

Total current liabilities totaled approximately $6.1 million at July 31, 2014, an increase of approximately $1.1 million from October 31, 2013. This increase was primarily due to an increase in our accounts payable of approximately $3.4 million at July 31, 2014 as compared to October 31, 2013, which was partially offset by a decrease of $2.4 million current liabilities of our long-term debt. The increase in our accounts payable is due to the termination of our corn supply agreement with Gavilon, our former procurement contractor. Since terminating the corn supply agreement, we buy our own corn and are no longer netting corn purchases with sales of ethanol and distillers grain. The decrease in the current liability of our long-term debt was a result of the redemption of our subordinated convertible debt effective July 1, 2014.

Our long-term debt decreased approximately $18.4 million from October 31, 2013 to July 31, 2014. The decrease is due to payments on our AgStar debt facilities and the conversion and redemption of the subordinated convertible debt as discussed above.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased approximately $22.9 million at July 31, 2014 as compared to October 31, 2013. The increase was directly related to the net income attributable to the Company of approximately $18.9 million for the nine months ended July 31, 2014 and the conversion of approximately $3.9 million in principal amount into Class A units of the Company when the Company redeemed its subordinated convertible debt effective July 1, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with AgStar. Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments on our long-term debt.

Cash Flows

As of July 31, 2014, we had cash of approximately $1.2 million, current assets of approximately $14.7 million and total assets of approximately $66.7 million. The following table summarizes our sources and uses of cash and equivalents from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended July 31,
	2014	2013
Net cash provided by operating activities	$20,195,686	$2,638,461
Net cash (used in) provided by investing activities	$(2,698,762)	$3,459,945
Net cash used in financing activities	$(16,888,371)	$(5,729,003)
Net increase in cash	$608,553	$369,403

Operating Cash Flows. During the nine months ended July 31, 2014, operating activities provided approximately $20.2 million in cash, as compared to $2.6 million for the nine months ended July 31, 2013. This improvement consists primarily of generating a net income of approximately $19.2 million for the nine months ended July 31, 2014 as compared to a net income of $0.9 million for the same period of 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.

Investing Cash Flows. During the nine months ended July 31, 2014, we had capital expenditures of approximately $2.7 million. In the same period in 2013, we received approximately $3.7 million attributable to proceeds from the sale of grain storage assets.

Financing Cash Flows. During the nine months ended July 31, 2014, we used approximately $16.9 million in cash in financing activities which consisted of payments on our long term debt of $16.7 million and payments on the convertible subordinated debt of $207,000. In the same period in 2013, we made payments of $13.9 million on our long term debt and $480,000 on our line of credit and had proceeds of $520,000 from long term debt.

Indebtedness

Refinancing of AgStar Credit Facilities

On July 29, 2014, we entered into a new comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”).  The new comprehensive credit facility consists of a $28 million term revolving loan with a maturity date of March 1, 2022.  In exchange for this new comprehensive credit facility, we executed a mortgage in favor of AgStar covering all of our real property and granted AgStar a security interest in all of our equipment and other assets.  Our new credit facility with AgStar is subject to numerous covenants requiring us to maintain various financial ratios.

At the time we executed the new credit facility with AgStar, we repaid the entire outstanding balance of our prior credit facilities with AgStar.  Our credit facilities with AgStar prior to the payoff included our term note and a revolving term note.  At the loan closing, we paid off the $7.5 million balance of the revolving term note. There was no outstanding balance on the prior AgStar term note at loan closing.  AgStar canceled its prior mortgage and security interest in all of our assets.  We currently have no further obligations under our prior AgStar credit facilities. For additional information related to the repayment of the term note and a revolving term note under our prior AgStar master loan agreement, see Note 6 included herein as part of the Notes to the Condensed Consolidated Unaudited Financial Statements.

Revolving Term Note

We have a total of $28 million available under the new revolving term loan with AgStar.  Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing thereafter until maturity.  In the event any amount is outstanding on this loan in excess of the new credit limit, we agreed to repay principal on the loan until we reach the new credit limit.  We agreed to pay an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. As of July 31, 2014, we had approximately $7.5 million outstanding on this loan and the interest rate was 3.41% per year and approximately $20.5 million available to be drawn.

For additional information related to the the revolving term note, see Note 6 included herein as part of the Notes to the Condensed Consolidated Unaudited Financial Statements.

Administrative Agency Agreement

As part of the Credit Facility closing, we entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loan and was appointed the administrative agent for the purpose of servicing the loans.

Subordinated Convertible Debt

On May 2, 2014, we issued a notice to U.S. Bank that we intended to redeem all of the outstanding 7.25% Secured Subordinated Notes due 2018 (the “Notes”) on July 1, 2014. The announced redemption was pursuant to the Company's "optional redemption" right in the indenture governing the notes. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014. The outstanding principal balance of $4.1 million would be redeemed at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest to interest to, but excluding, the redemption date. The Company's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their Notes into capital units of the Company at a conversion rate of $0.30 per unit.

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of approximately $3.9 million of Notes elected to convert their Notes into units of the Company. On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value. In addition, on the same day, the Company paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the Indenture.

Following the issuance of the Class A units described above, the Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar and our subordinated convertible debt, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of July 31, 2014, there was a total of $2.4 million in outstanding water revenue bonds. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at July 31, 2014 was $237,500.

We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at July 31, 2014 was approximately $263,400.

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at July 31, 2014. Interest on the note is 5.43% and the note has a maturity date in October 2014.

The Company had a note payable in connection with the construction of its pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. In November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. The note was paid off in full on July 29, 2014 by Agrinatural using funds loaned to Agrinatural by the Company described below.

Loans to Agrinatural

Loan from the Company

On July 29, 2014, the Company entered into an intercompany loan agreement and related loan documents with Agrinatural. Under the loan agreement, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. Interest on the term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  The interest rate is subject to weekly adjustment.  Prior to January 1, 2015, Agrinatural is required to pay only monthly interest on the term loan.  Commencing January 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on December 1, 2019.

In exchange for the Loan Agreement, the Agrinatural executed a Security Agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a Collateral Assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatual ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

Loan from Granite Falls Energy

Agrinatural was loaned $500,000 from Granite Falls Energy, LLC, which owns approximately 50.6% of our outstanding membership units, during July 2014. The demand promissory note accrued interest at 5.29% and payment was due in full on or before July 31, 2014. Agrinatural paid the balance full, including accrued interest, on July 29, 2014.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed financial statements included with this Form 10-Q. At July 31, 2014, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with AgStar. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at July 31, 2014	Interest Rate at July 31, 2014	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
$7,486,628	3.41%	3.76%	$26,203

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of July 31, 2014	Annual Adverse Change to Income
Natural Gas	1,655,000	MMBTU	10.00%	$809,000
Ethanol	52,500,000	Gallons	10.00%	$10,395,000
Corn	20,050,000	Bushels	10.00%	$6,416,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. In making this evaluation, our management considered the matters relating to the previously reported material weaknesses and our remediation of those material weaknesses as discussed below. Although, we have either remediated or or implemented the activities we believe are necessary to remediate the material weaknesses in our internal control over financial reporting as of July 31, 2014, we have not yet finalized the testing of the operating effectiveness of our remediation activities. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014.

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

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014. During the quarter ended July 31, 2014, management has completed implementation of the changes as described above in "Remediation of Previously Reported Material Weaknesses". Management believes the remediation measures that we have implemented have had a positive impact on our internal control over financial reporting and that the controls with respect to the financial statement close process and revenue recognition were appropriately designed at July 31, 2014. However, the timing of our testing and evaluation of the operating effectiveness of our internal controls limited management’s ability to conclude that such controls were operating effectively for a reasonable period of time prior to July 31, 2014. We anticipate that the testing and evaluation of the operating effectiveness of our internal controls will be completed by the time we file our annual report on Form 10-K for the fiscal year ended October 31, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2014, we issued a notice to U.S. Bank that we intend to redeem all of the 7.25% Secured Subordinated Notes due 2018, outstanding principal balance of $4.1 million (the “Notes”), on July 1, 2014. A notice of the redemption was mailed to Note holders by the trustee on May 23, 2014. The Company's obligation to pay the redemption price on the redemption date was subject to the right of the holders of the notes to elect to convert the principal amount of their notes into capital units of the Company at a conversion rate of $0.30 per unit.

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of approximately $3.9 million of Notes elected to convert their Notes into units of the Company. On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion per the terms of the Notes and the indenture.

Following the issuance of the Class A units described above, the Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding.

The Class A Units issued in this transaction have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The Class A units were issued solely to former holders of the Notes upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Act. This exemption is available to the Company because the units were exchanged by the Company with its existing security holders in accordance with the terms of the indenture governing the Notes with no commission or other remunerations being paid or given for soliciting such an exchange. Based on representations from each note holder, including a representation that each such recipient is an accredited investor, the Company believes that the issuance of the Class A units is also exempt from registration under Section 4(2) of the Act, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC*

10.2	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower

10.3	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC*

10.4	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC*

10.5	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC*

10.6	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC*

10.7	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC*

10.8	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB*

10.9	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC*

10.10	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA*

10.11	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 15, 2014	/s/ Steve A. Christensen
Steve Christensen
Chief Executive Officer

Date: September 15, 2014	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer