Form 10-K
period 2014-10-31
Heron Lake BioEnergy, LLC
filed 2015-01-28
CIK 1286964

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒
As of April 30, 2014, the aggregate market value of the 25,720,720 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $7,227,416. The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. In determining this value, the registrant has assumed that all of its directors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

As of April 30, 2014, all of the 15,000,000 Class B units were held by an affiliate of the Company.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of January 28, 2015, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2014). This proxy statement is referred to in this report as the 2015 Proxy Statement.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to the following:

•	Fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, and availability of production inputs;

•	Changes in the availability and price of corn and natural gas;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Fluctuations in the price of crude oil and gasoline;

•	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;

•
Any delays in shipping our products by rail due to an increase in rail traffic congestion or delays in returning rail cars to our plant and any reductions of plant production due to ethanol storage capacity constraint;

•	Any shipping delays and corresponding decreases in our sales as a result of these shipping delays;

•
The supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;

•	Any effect on prices of distillers' grains resulting from actions in international markets, particularly China, limiting imports due to the present of genetically modified material;

•	Changes in our business strategy, capital improvements or development plans;

•	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;

•	Competition from alternative fuel additives;

•	Changes or advances in plant production capacity or technical difficulties in operating the plant;

•
Our ability to profitably operate the ethanol plant and maintain positive margins and generate free cash flow, which may impact our ability to meet current obligations, invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to make distributions in light of financial covenants in our credit facility;

•	Our ability to retain key employees and maintain labor relations;

•	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.
Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in Part I, Item 1A. "Risk Factors" of this Form 10-K. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended October 31 and the associated quarters of those fiscal years.

INDUSTRY AND MARKET DATA
Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry, the market for our products and competition is from information published by the Renewable Fuels Association ("RFA"), a national trade association for the United States ethanol industry, as well as other publicly available information from governmental agencies or publications. Although we believe these sources are reliable, we have not independently verified the information.
AVAILABLE INFORMATION

Our principal executive offices are located at 91246 390th Avenue, Heron Lake, Minnesota 56137, and our telephone number is 507-793-0077. We make available free of charge on or through our Internet website, www.heronlakebioenergy.com, all of our reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The Securities and Exchange Commission also maintains an Internet site (http://www.sec.gov) through which the public can access our reports. We will provide electronic or paper copies of these documents free of charge upon request.
PART I
When we use the terms "Heron Lake BioEnergy," "we," "us," "our," the "Company", "HLBE" or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiaries, Lakefield Farmers Elevator, LLC (which sold substantially all of its assets during the second quarter of 2013) and HLBE Pipeline Company, LLC. Additionally, when we refer to "units" in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.
ITEM 1.    BUSINESS
Overview
We were organized as a Minnesota limited liability company on April 12, 2001 under the name "Generation II, LLC." In June 2004, we changed our name to Heron Lake BioEnergy, LLC.
In July 2013, Granite Falls Energy, LLC ("Granite Falls" or "GFE") acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of January 28, 2015, GFE owns approximately 50.6% of our outstanding membership units. As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.
We operate a dry mill fuel-grade ethanol plant in Heron Lake, Minnesota with a name plate production capacity of 50 million gallons of ethanol per year. Our plant was originally constructed as a coal fired plant but was converted to natural gas in November 2011.  Since beginning operation of our ethanol plant on September 21, 2007, our primary business has been the production and sale of ethanol and co-products, including dried distillers' grains and since February 2012, non-edible corn oil.
At nameplate, our ethanol plant has the capacity to process approximately 18.0 million bushels of corn each year, producing approximately 60.0 million gallons per year of fuel-grade ethanol and approximately 160,000 tons of distillers' grains and 11.0 million pounds of corn oil. Our permitted production capacity is approximately 60.0 million gallons of ethanol per year. In fiscal years 2014, 2013, and 2012, we sold approximately 59.3 million, 55.4 million and 58.2 million gallons of ethanol, respectively.
Our subsidiary, Lakefield Farmers Elevator, LLC, had grain facilities at Lakefield and Wilder, Minnesota that were sold on February 1, 2013.
Our wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Rural Energy Solutions, LLC owns the remaining 27% minority interest in Agrinatural.

Subsequent to the end of our 2014 fiscal year, on December 18, 2014, our board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9.4 million to be paid to members of record as of December 18, 2014. The distribution was paid on January 19, 2015. Based on the covenants contained in our AgStar credit facilities, the foregoing distribution was approved by our lender prior to distribution.
Reportable Operating Segments
Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, the Company determined during the fourth fiscal quarter ended October 31, 2014 that it has two reportable operating segments for financial reporting purposes.

•
Ethanol Production. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•
Natural Gas Pipeline. The Company has majority ownership in Agrinatural, through its wholly owned subsidiary, HLBE Pipeline, LLC, and operations of Agrinatural's natural gas pipeline are aggregated into another financial reporting segment.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 1.8%, 1.5% and 0.0% of our total consolidated revenues in the years ended October 31, 2014, 2013, and 2012, respectively. After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural's revenues represented 0.6%, 0.6% and 0.0% of our consolidated revenues for the fiscal years ended October 31, 2014, 2013, and 2012, respectively, and have little to no impact on the overall performance of the Company.
We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation. Refer to Note 13, “Business Segments,” of the notes to consolidated financial statements for financial information about our financial reporting segments.
Financial Information
Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our consolidated financial statements and supplementary data.
Ethanol Production Segment
Revenues from our ethanol production segment have represented 99.4%, 99.4% and 98.9% of our revenues in the years ended October 31, 2014, 2013, and 2012 respectively.
Principal Products
The principal products from our ethanol production are fuel-grade ethanol, distillers' grains, non-edible corn oil and miscellaneous sales of distillers' syrup, a by-product of the ethanol production process. We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2014. The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	79.7%	76.7%	76.0%
Distillers Grains	17.1%	19.9%	19.3%
Corn Oil	2.1%	2.5%	1.6%
Misc. Syrup Sales	0.5%	0.5%	2.0%

Ethanol
Ethanol is a type of alcohol produced in the United States principally from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn in the United States but can also be produced from various other grains. Ethanol is primarily used as:

•	an octane enhancer in fuels;

•	an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;

•	a non-petroleum-based gasoline substitute; and

•	as a renewable fuel to displace consumption of imported oil.
Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive. Ethanol is most commonly sold as E10 (10% ethanol and 90% gasoline), which is the blend of ethanol approved by the United States Environmental Protection Agency ("EPA") for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles.
The principal markets for our ethanol are petroleum terminals in the continental United States. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.
Distillers' Grains
The principal co-product of the ethanol production process is distillers' grains, a high protein and high-energy animal feed ingredient primarily marketed to the dairy, swine, poultry and beef industries. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle and swine. Distillers grains can also be included in the rations of breeder hens and laying hens which can potentially contain up to 20% and 15% percent distillers' grains, respectively.
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
Corn Oil
Since our installation of a corn oil extraction system in February 2012, we are able to extract non-edible crude corn oil during the thin stillage evaporation process immediately prior to production of distillers’ grains. Corn oil is produced by processing evaporated thin stillage through a disk stack style centrifuge. Corn oil has a lower density than the water or solids that make up the corn syrup. The centrifuges separate the relatively light oil from the heavier components of the corn syrup, eliminating the need for significant retention time. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.
Generally, we return the de-oiled corn syrup into the production process adding it to the modified, or dry distillers’ grains during the drying process. However, we also occasionally sell excess corn syrup in liquid syrup form to livestock feeders. Excess syrup results from a plant upset, or when the amount of syrup produced during evaporation process exceeds our distillers' grains' dryer capacity. Corn syrup is primarily used as a feed additive to moisten dry feed stuffs such as hay.
Principal Product Markets
As described below in “Distribution of Principal Products", we market and distribute all of our ethanol and all of our distillers' grains shipped by rail through professional third party marketers. Our ethanol and distillers' grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers' grains are primarily sold in the domestic market. As distillers' grains become more accepted as an animal feed substitute throughout the world, distillers' grains exporting may increase.
We expect our ethanol and distillers' grains marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products to continue to be marketed primarily domestically.

Ethanol Markets
There are local, regional, national, and international markets for ethanol. Typically, a regional market is one that is outside of the local market, yet within the neighboring states. Some regional markets include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, or that have implemented oxygenated gasoline programs, such as Chicago, St. Louis, Denver, and Minneapolis. We consider our primary regional market to be large cities within a 450-mile radius of our ethanol plant. In the national ethanol market, the highest demand by volume is primarily in the southern United States and the east and west coast regions.
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
Over the past several years, there has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil from the North Dakota Bakkan oil fields. This congestion has affected many ethanol plants' ability to ship ethanol on a timely basis and caused those plants to slow or suspend production. As of the date of this report, our plant has not experienced any material delays from the rail congestion problems. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.
Distillers' Grains Markets
We sell distillers' grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers' grains that we sell are in the form of dried distillers' grains. Currently, the United States ethanol industry exports a significant amount of dried distiller grains. During our 2014 fiscal year, one of the largest importers of United States distiller grains was China. In June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait, MIR 162, which is found in Syngenta AG's Agrisure Viptera corn and was not approved by China for import. As a result, China has not approved United States distillers' grains imports since June 2014 and caused a drop in distillers' grains prices. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR162. Subsequently, Syngenta publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. As of the date of this report, it is unclear when Chinese imports will resume or at what volume level. Any future bans by China or other importing countries could have the effect of decreasing demand for distillers’ grains and declines in the price of distillers' grains in the United States, which could impact our ability to profitably operate.
We also sell modified wet distillers' grains, which typically have a shelf life of a maximum of fourteen days. This provides for a much smaller, more local market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers' grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers' grains are principally sold only to local feedlots and livestock operations.
Various factors affect the price of distillers' grain, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers' grains in a particular feed market, and the supply and demand within the market. Like other commodities, the price of distillers' grains can fluctuate significantly.
Corn Oil Markets
Our corn oil is primarily sold to biodiesel manufacturers and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to users located primarily in the upper Midwest.
Distribution of Principal Products
Our ethanol plant is located in Heron Lake, Minnesota in Jackson County. We selected the plant site because of its accessibility to road and rail transportation and its proximity to grain supplies. The ethanol plant has the facilities necessary to load ethanol and distillers' grains onto trucks and rail cars. It is served by the Union Pacific Railroad. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

Ethanol Marketing
Eco-Energy, LLC is our ethanol marketer. Pursuant to the agreement we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plant. We pay Eco-Energy a certain percentage of the FOB plant price for each gallon of ethanol shipped from our plant in consideration of Eco-Energy's services.
Distillers' Grains Marketing
Gavilon Ingredients, LLC serves as the distillers' grains marketer for our plant pursuant to a distillers' grains off-take agreement. Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers' grains produced at our ethanol plant. We pay Gavilon a service fee for its services under this agreement.
Corn Oil Marketing
RPMG, Inc. markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.
New Products and Services
We did not introduce any new products or services during our fiscal year ended October 31, 2014.
Dependence on One or a Few Major Customers
As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements with Gavilon and RPMG to market all of the distillers' grains and corn oil, respectively, produced at the plant. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products, therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers' grains, or corn oil could have a negative impact on our revenues.
Seasonality of Ethanol Sales
Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.
Pricing of Corn and Ethanol
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
Sources and Availability of Raw Materials
The primary raw materials used in the production of ethanol at our plant are corn and natural gas. Our ethanol plant also requires significant and uninterrupted amounts of electricity and water. We have entered into agreements for our supply of electricity, natural gas, and water.
Corn Procurement
The cost of corn represented approximately 70.0%, 82.0% and 82.4% of our cost of sales for the years ended October 31, 2014, 2013, and 2012, respectively. We need to procure approximately 18 million bushels of corn per year for our dry mill ethanol process. Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.
Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be negatively affected.
We generally purchase corn through cash fixed-price and basis contracts and may utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis.
The price and availability of corn is subject to significant fluctuation depending upon a number of factors that affect commodity prices generally. These include, among others, crop conditions, crop production, weather, government programs, and export demands. We can attempt to mitigate fluctuations in the corn and ethanol markets by locking in a favorable margin through the use of hedging activities, including forward contracts. However, we are not always presented with an opportunity to lock in a favorable margin and our plant's profitability may be negatively impacted during periods of high grain prices.
Natural Gas Procurement
The primary source of energy in our manufacturing process is natural gas. The cost of natural gas represented approximately 10.0%, 4.3% and 3.6% of our cost of sales for the years ended October 31, 2014, 2013, and 2012, respectively. We have a facilities agreement with Northern Border Pipeline Company, which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant.
We have entered into a firm natural gas transportation agreement with our majority owned subsidiary, Agrinatural Gas, LLC. Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods. On July 1, 2014, we entered into an amendment of this agreement pursuant to which we agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the firm natural gas transportation agreement to October 31, 2021.
We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC. We buy all of our natural gas from Constellation and this agreement runs until October 31, 2015.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, dried distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
Electricity
Our plant requires a continuous supply of electricity. We have agreements in place to supply electricity to our plant.
Water
Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota.
Process Improvement
We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct process improvement activities in order to realize these efficiency improvements.
Patents, Trademarks, Licenses, Franchises and Concessions
We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.
Competition
Producers of Ethanol
We sell our ethanol in a highly competitive market. Ethanol is a commodity product where competition in the industry is predominantly based on price.
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
Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. According to the RFA, as of December 11, 2014, there are approximately 213 biorefineries with a total nameplate capacity of 15 billion gallons of ethanol per year. However, the RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of December 11, 2014.
The largest ethanol producers include: Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Cargill, Inc.; Flint Hills Resources, LP; Green Plains, Inc.; POET, LLC and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Ethanol is a commodity product where competition in the industry is predominantly based on price. Larger ethanol producers may have an advantage over us from economies of scale and stronger negotiating positions with purchasers. This could put us at a competitive disadvantage to other ethanol producers.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

UNITED STATES FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 1,000 million gallons per year (mmgy) or more

Company	Nameplate Capacity (mmgy)
Archer Daniels Midland	1,762
POET Biorefining	1,626
Valero Renewable Fuels	1,240
Green Plains, Inc.	1,004
Flint Hills Resources LP	760
Abengoa Bioenergy Corp.	403
Cargill, Inc.	345
Updated: December 11, 2014, Renewable Fuels Association
A majority of the United States ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota. Below is the United States ethanol production by state in millions of gallons for the ten states with the most total ethanol production as of December 2014:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,963	3,958	52	4,105
Nebraska	1,992	1,897	—	1,992
Illinois	1,421	1,384	—	1,421
Indiana	1,148	936	—	1,148
Minnesota	1,147	1,129	—	1,147
South Dakota	1,019	1,019	—	1,019
Ohio	528	528		528
Wisconsin	506	506	5	511
Kansas	504	479	45	549
North Dakota	360	360	65	425
Total	12,588	12,196	167	12,845
Source: Renewable Fuels Association, 2014 Ethanol Industry Outlook
Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plant. There are seven ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 562 million gallons. Therefore, we compete with other ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.
In addition to intense competition with local, regional, and national producers of ethanol, we have faced increased competition from imported ethanol and foreign producers of ethanol due to the expiration of the 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge in December 2011. Large international companies have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil’s ethanol production is sugarcane based, as opposed to corn based.
We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is found in wood chips, corn stalks and rice straw, amongst other common plants. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and some companies have started constructing commercial scale plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
A number of automotive, industrial and power generation manufacturers are developing alternative fuels and clean power systems, both for vehicles and other applications, using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative power system to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power, and portable power markets in order to decrease fuel costs, lessen dependence on crude oil, and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance, and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.
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

Additionally, there are developed and developing technologies for converting natural gas, coal, and biomass to liquid fuel, including transportation fuels such as gasoline, diesel, and methanol. We expect that competition will increase between ethanol producers, such as HLBE, and producers of these or other newly developed alternative fuels or power systems, especially to the extent they are used in similar applications such as vehicles.

Producers of Distillers' Grains
The amount of distillers' grains produced annually in North America has increased significantly as the number of ethanol plants increased. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plant. There are eight ethanol plants within an approximate 50 mile radius of our plant with a combined capacity capable of producing approximately 1.5 million tons of distillers' grains. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.
Additionally, distillers' grains compete with other feed formulations, including corn gluten feed, dry brewers' grain, and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers' grain and distillers' grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers' grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers' grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do, and their products may have greater acceptance among producers of beef and dairy cattle, poultry, and hogs.
Competition for Corn
We will compete with ethanol producers in close proximity of our plant for the supplies of corn required to operate our plant. The existence of other ethanol plants, particularly those in close proximity to our plant, increase the demand for corn and may result in higher costs for supplies of corn. There are seven ethanol plants within an approximate 50 mile radius of our plant will use approximately 201 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users.
Competition for Personnel
We will also compete with ethanol producers in close proximity of our facilility for the personnel required to operate our plant. The existence and development of other ethanol plants will increase competition for qualified managers, engineers, operators and other personnel. We also compete for personnel with businesses other than ethanol producers and with businesses located outside the community of Heron Lake, Minnesota.
Demand for Ethanol
In recent years, the demand for ethanol has increased, particularly in the upper Midwest, in part because of two major programs established by the Clean Air Act Amendments of 1990: the Oxygenated Gasoline Program and the Reformulated Gasoline Program. Under these programs, an additive (oxygenate) is required to be blended with gasoline used in areas with excessive carbon monoxide or ozone pollution to help mitigate these conditions. Because of the potential health and environmental issues associated with MTBE and the actions of the EPA, ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive pursuant to state or federal law. A clean air additive is a substance that, when added to gasoline, reduces tailpipe emissions, resulting in improved air quality characteristics. Ethanol contains 35% oxygen, approximately twice that of MTBE, a historically used oxygenate. The additional oxygen found in ethanol results in more complete combustion of the fuel in the engine cylinder, which reduces tailpipe emissions by as much as 30%, including a 12% reduction in volatile organic compound emissions when blended at a 10% level. Pure ethanol, which is non-toxic, water soluble and biodegradable, replaces some of the harmful gasoline components, including benzene. The United States consumes approximately 135-140 billion gallons of gasoline a year. More than 95% of those gallons were blended with ethanol, predominantly at the E10 level.
Many in the ethanol industry believe that it will be difficult to meet the federal Renewable Fuels Standard renewable volume obligations in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

We believe that the "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply requiring 36 billion gallons of renewable fuels be used annually by 2022. Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles. E10 is the most common ethanol blend sold and the only blend the EPA has approved for use in all American automobiles. There is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA issued final approval in 2012 for the sale and use of E15 ethanol blends in light duty passenger vehicles model year 2001 and newer. Since that time, our application with the EPA to register ethanol for use in making E15 has also been approved, as well as 81 other fuel manufacturers according to EPA data. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. To date only thirteen states have approved the commercial sale of E15. As such, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall. As industry production capacity reaches the blend wall, the supply of ethanol in the market may surpass the demand which in turn may negatively impact prices.
Government Ethanol Supports
In addition to demand for ethanol as an oxygenate, ethanol demand has increased because of the adoption of federal and, to some extent, state ethanol support. The primary federal ethanol support is the federal Renewable Fuels Standard (the “RFS”). The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.
The first RFS program ("RFS1") was introduced through the Energy Policy Act of 2005. RFS1 required 7.5 billion gallons of renewable fuel to be blended into gasoline by 2012. With the passage of the Energy Independence and Security Act of 2007, Congress made several important revisions to the RFS and required the EPA to promulgate new regulations to implement these changes ("RFS2"). Starting in 2009, the RFS2 required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The RFS2 requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. In February 2010, the EPA established the revised annual renewable fuel standard and made the necessary program modifications as set forth in the Energy Independence and Security Act of 2007. Further, for the first time, the EPA set volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels. In order to qualify for these new volume categories, fuels must demonstrate that they meet certain minimum greenhouse gas reduction standards, based on a lifecycle assessment, in comparison to the petroleum fuels they displace. Our ethanol does not qualify for the new volume categories of renewable fuels and therefore, the total renewable fuel requirement for each year will be most relevant to the demand for, and required use of, ethanol such as ours.
The RFS2 requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The RFS2 statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, the EPA has the authority to waive the RFS2 statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO").

For 2013, the RVO for corn-based ethanol was approximately 13.8 billion gallons, and the RVO for 2014 for corn-based ethanol was expected to be 14.4 billion gallons. In November 2013, the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was subject to a 60-day comment period which ended in January 2014 during which the EPA received over 340,000 public comments and drew strong opposition from biofuels groups. On August 22, 2014, the final 2014 RVO rule was sent by the EPA to the Office of Management and Budget (OMB) for review. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 RVOs in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS and set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.
Compliance with Environmental Laws and Other Regulatory Matters
Our business subjects us to various federal, state, and local environmental laws and regulations, including: those relating to discharges into the air, water, and ground; the generation, storage, handling, use, transportation, and disposal of hazardous materials; and the health and safety of our employees.
These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air, and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production.
For the fiscal year ended October 31, 2014, we incurred costs and expenses of approximately $124,000 complying with environmental laws, including the cost of pursuing permit amendments. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.
Compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations, and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental non-compliance still remain a possibility following our conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.
The California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the LCFS regulations took effect in January 2013. The practical effect of California's low carbon fuel standard is that it precludes grain-based ethanol from outside California. Federal and state challenges to the LCFS remain ongoing but if ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.
In February 2013, an anti-dumping duty was imposed as a regulation by the Council of the European Union. The Company does not export any ethanol to Europe at this time. Continuation of this duty or imposition of tariffs by other countries or regions could reduce United States exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.
Employees
As of the date of this report, we have 37 full time employees, of which 5 employees are involved primarily in management and administration and the remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
On July 31, 2013, we entered into a Management Services Agreement with Granite Falls Energy.  Pursuant to the Management Services Agreement, GFE agreed to provide its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  Each person providing management services to the Company under the Management Services Agreement is subject to oversight by our board of governors.  However, the Chief Executive Officer is solely responsible for hiring and firing persons providing management services under the Management Services Agreement.

The initial term of the Management Services Agreement ends on July 30, 2016.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause under certain circumstances.
GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the Management Services Agreement.  The Company agreed to pay GFE $35,000 per month for the first year of the Management Services Agreement.  During years two and three of the Management Services Agreement, the Company agreed to pay GFE 50% of the total salary, bonuses and other expenses and costs (including all benefits and tax contributions) incurred by GFE for the three management positions, paid on an estimated monthly basis with a “true-up” following the close of GFE’s fiscal year.
Natural Gas Pipeline Segment
Through our wholly owned subsidiary, HLBE Pipeline Company, LLC, we indirectly own 73% of Agrinatural Gas, LLC, a Delaware limited liability company. Rural Energy Solutions, LLC ("RES") owns the remaining 27% minority interest in Agrinatural. RES is owned by Swan Engineering, Inc. ("SEI") and an unrelated third party. SEI provides project management and management and operating services to Agrinatural as described below.
Agrinatural is governed by a seven (7) member board of managers. Under Agrinatural's operating agreement, we have the right to appoint four (4) of the seven (7) managers and RES has the right to appoint three (3) directors.
Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota. Agrinatural's natural gas pipeline originates from an interconnection with the natural gas transmission pipeline of Northern Border Pipeline Company approximately seven miles southwest of Jeffers, Minnesota in Cottonwood County. Agrinatural currently owns and operates approximately 185 miles of distribution mains and services. The Agrinatural pipeline was initially installed in 2011 to serve the Company. Since the initial installation of the pipeline, Agrinatural has added several other commercial, agricultural and residential customers in the communities and surrounding areas of Heron Lake, Jeffers, Delft, Dundee, Storder, and Okabena, Minnesota. As of October 31, 2014, Agrinatural has 732 customers.
Agrinatural has a management and operating agreement with SEI, which together with a third party owns RES. Under this management and operating, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business and Agrinatural pays SEI monthly fee of $6,000. The management and operating agreement with SEI expires July 1, 2019.
Agrinatural also has a project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural's pipeline construction projects, which are constructed by unrelated third-party pipeline construction companies.
Assets from our natural gas pipeline segment have represented 18.6%, 10.2% and 4.9% of our consolidated total assets in the years ended October 31, 2014, 2013, and 2012, respectively. Agrinatural's assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.
Agrinatural's revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural. Before intercompany eliminations, revenues from our natural gas pipeline segment represented 1.8%, 1.5% and 0.0% of our total consolidated revenues in the years ended October 31, 2014, 2013, and 2012, respectively. After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural's revenues represented 0.6%, 0.6% and 0.0% of our consolidated revenues for the fiscal years ended October 31, 2014, 2013, and 2012, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas
All of our operations are domiciled in the United States, including those of Agrinatural, our majority owned subsidiary. All of the products sold to our customers for fiscal years 2014, 2013, and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States.
For the principal products of our ethanol production segment, we have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers. These third-party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.
ITEM 1A.    RISK FACTORS
You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation. If any of the following risks actually occur, our results of operations, cash flows and the value of our units could be negatively impacted.
Risks Relating to Our Ethanol Production Operations
Because we are primarily dependent upon one product of our ethanol production segment, our business is not diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.
Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers' grains and corn oil. Although we operate a natural gas pipeline through our majority owned subsidiary, it does not produce significant revenue to rely upon if we are unable to produce and sell ethanol, distillers' grains and corn oil, or if the market for those products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.
Our profitability depends upon purchasing corn at lower prices and selling ethanol at higher prices and because the difference between ethanol and corn prices can vary significantly, our financial results may also fluctuate significantly.
The results of our ethanol production business are highly impacted by commodity prices. The substantial majority of our revenues are derived from the sale of ethanol. Our gross profit relating to the sale of ethanol is principally dependent on the difference between the price we receive for the ethanol we produce and the cost of corn and natural gas that we must purchase. Prices and supplies of corn and natural gas are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the United States and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers' grains and corn oil prices may make it unprofitable to operate our plant. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol, distillers' grains and corn oil at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers' grains and corn oil.
We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.
Declining oil prices and resultant lower gas prices may materially affect ethanol pricing and demand.
Ethanol has historically traded at a discount to gasoline, however with the recent decline in oil prices ethanol is currently trading at a premium to gasoline causing a disincentive for blending of ethanol beyond the required 10% blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

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
The prices of ethanol and distillers' grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers' grains originating in the United States and negatively affect our profitability.
An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers' grains are subjected to trade barriers when selling products to foreign customers there may be a reduction in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.
China, the largest buyer of distillers' grains in the world, announced in June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait, MIR 162, which is found in Syngenta AG's Agrisure Viptera corn and was not approved by China for import. As a result, China has not approved United States distillers' grains imports since June 2014 and caused a drop in distillers' grains prices. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR 162. Subsequently, Syngenta has publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. As of the date of this report, it is unclear when Chinese imports will resume or if they will resume at volumes prior to the ban.

Separately, Turkey, the sixth largest buyer of United States distillers' grains according to the United States Grains Council, has also rejected several shipments of distillers' grains due to the presence of genetically modified corn traits. Turkey previously rejected distillers' grains shipments resulting in a near halt of United States distillers' grains imports by Turkey in 2011 when Turkey tightened quality standards and imposed labeling and packaging requirements. If United States producers can not satisfy import requirements imposed due to the presence of genetically modified corn traits, export demand of distillers' grains could be significantly reduced as a result. If export demand of distillers' grains is significantly reduced as a result, the price of distillers' grains in the United States would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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
Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition due to the location of our ethanol plant. Therefore, we compete with other local ethanol producers for markets in Minnesota and other states.
We also face increasing competition from international ethanol suppliers. Most international ethanol producers have cost structures that can be substantially lower than ours and therefore can sell their ethanol for substantially less than we can. While ethanol imported to the United States was subject to an ad valorem tax and a per gallon surcharge that helped mitigate the effects of international competition for United States ethanol producers, the tax and per gallon surcharge expired on December 31, 2011. Because the tax and surcharge on imported ethanol was not extended beyond December 31, 2011, we are facing increased competition from imported ethanol and foreign producers of ethanol. In addition, ethanol imports from certain countries are exempted from these tariffs under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.
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
We have experienced operational difficulties at our plant in the past that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Our revenues are driven in large part by the number of gallons of ethanol and the number of tons of distillers' grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

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
Rail logistical problems persist, we may face delays in shipments of our products which could negatively impact our financial performance.
There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. High demand and an unusually harsh winter resulted in rail delays and rail logistical problems during fiscal year 2014. Rail delays have caused some ethanol plants to slow or suspend production. Due to our location, we have not been materially affected by these logistical problems. However, if inadequate rail logistics persist, we may face delays in returning rail cars to our plant which may affect our ability to operate our plant at full capacity due to ethanol storage capacity constraints, which in turn could have a negative affect on our financial performance.
Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plant.
Our success depends in part on our ability to attract and retain competent personnel. For our ethanol plant, we must hire qualified managers, operations personnel, accounting staff and others, which can be challenging in a rural community. Further, our current employees may decide to end their employment with us.  Competition for employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. Part of our management team is provided by Granite Falls Energy pursuant to the

Management Services Agreement.  The Management Services Agreement provides that it can be terminated on thirty days notice in certain circumstances. If the Management Services Agreement is terminated or one or more of our employees terminate their employment, either with us or Granite Falls Energy, we may not be able to replace these individuals.  Any loss of these managers or key employees may prevent us from operating the ethanol plant efficiently and comply with our other obligations.
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
Ethanol production methods are continually advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical or thermal process, rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be financially competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our ethanol plant obsolete. Modifying our plant to use the new inputs and technologies would likely require material investment.
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
Our sales will decline, and our business will be materially harmed if our third party marketers do not effectively market or sell the ethanol, distillers' grains and corn oil we produce or if there is a significant reduction or delay in orders from our marketers.
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
We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.
There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, POET, Valero Renewable Fuels, and Green Plains Renewable Energy, each of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation in the ethanol industry in the future, which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.
Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.
Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.
Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.
Sustained negative operating margins may require some ethanol producers to temporarily limit or cease production.
Our ability and the ability of other ethanol producers to operate profitably is largely determined by the spread between the price paid for corn and the price received for ethanol. If this spread is narrow or is negative for a sustained period, some ethanol producers may elect to temporarily limit or cease production until their possibility for profitability returns. Although we currently have no plans to limit or cease ethanol production, we may be required to do so if we experience a period of sustained negative operating margins. In such an event, we would still incur certain fixed costs, which would impact our financial performance.
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
Various federal and state laws, regulations and programs impact the supply of and demand for ethanol. Some government regulation, for example those that provide economic incentives to ethanol producers, stimulate supply of ethanol by encouraging production and the increased capacity of ethanol plants. Others, such as a federal excise tax incentive program that provides gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell, stimulate demand for ethanol by making it price competitive with other oxygenates. Further, tariffs generally apply to the import of ethanol from certain other countries, where the cost of production can be significantly less than in the United States. These tariffs are designed to increase the cost of imported ethanol to a level more comparable to the cost of domestic ethanol by offsetting the benefit of the federal excise tax program. Tariffs have the effect of maintaining demand for domestic ethanol.
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
There have been proposals in Congress to reduce or eliminate RFS2. Additionally, in November 2013 the Environmental Protection Agency issued a proposed rule that would reduce the RFS2 levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons, and reduce the renewable volume obligations that can be satisfied by corn-based ethanol from 14.4 billion gallons to 13 billion gallons, which is less than the 2013 volume requirement of 13.8 billion gallons. In November 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. In addition, the EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.
Federal and state laws, regulations and programs are constantly changing. We cannot predict what material impact, if any, these changes might have on our business. Future changes in regulations and programs could impose more stringent operational requirements or could reduce or eliminate the benefits we receive, directly and indirectly, under current regulations and programs. Future changes in regulations and programs may increase or add benefits to ethanol producers other than us or eliminate or reduce tariffs or other barriers to entry into the United States ethanol market, any of which could prove beneficial to our competitors, both domestic and international. Future changes in regulation may also hurt our business by providing economic incentives to producers of other renewable fuels or oxygenates or encouraging use of fuels or oxygenates that compete with ethanol. In addition, both national and state regulation is influenced by public opinion and changes in public opinion. For example, certain states oppose the use of ethanol because, as net importers of ethanol from other states, the use of ethanol could increase gasoline prices in that state and because that state does not receive significant economic benefits from the ethanol industry, which are primarily experienced by corn and ethanol producing states. Further, some argue that the use of ethanol will have a negative impact on gasoline prices to consumers, result in rising food prices, add to air pollution, harm car and truck engines, and actually use more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. We cannot predict the impact that opinions of consumers, legislators, industry participants, or competitors may have on the regulations and programs currently benefiting ethanol producers.
The EPA imposed E10 "blend wall" if not overcome will have an adverse effect on demand for ethanol.
We believe that the E10 "blend wall" is one of the most critical governmental policies currently facing the ethanol industry. The "blend wall" issue arises because of several conflicting requirements. First, the renewable fuels standards dictate a continuing increase in the amount of ethanol blended into the national gasoline supply. Second, the EPA mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure. The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the "blend wall." While the issue is being considered by the EPA, there have been no regulatory changes that would reconcile the conflicting requirements. In 2011, the EPA allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose. As a result, the approval of E15 may not significantly increase demand for ethanol.
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.
California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.
Risks Related to Agrinatural and Natural Gas Pipeline Operations
The expansion of Agrinatural's existing assets and construction of new assets is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition, and require additional capital contributions or loans from us.
One of the ways Agrinatural intends to grow its business is through the expansion of its existing assets and construction of new energy infrastructure assets. The construction of additions or modifications to Agrinatural's existing pipelines, and the construction of other new energy infrastructure assets, involve numerous regulatory, environmental, political and legal uncertainties beyond Agrinatural's control and may require the expenditure of significant capital. Therefore, as the majority-owner of Agrinatural, we may be required to make additional capital contributions, loans and/or guaranty loans to Agrinatural in order to fund such expansion projects. If Agrinatural undertakes these projects they may not be completed on schedule, at the budgeted cost or at all. Moreover, Agrinatural's revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if it expands or adds a new pipeline, the construction may occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Agrinatural may also construct facilities to capture anticipated future growth in production or demand, which may not materialize or where contracts are later canceled. As a result, new pipelines may not be able to attract enough throughput volume to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new pipelines may also require Agrinatural to obtain new rights-of-way, and it may become more expensive for Agrinatural to obtain these new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Agrinatural's cash flows could be adversely affected.
Transporting natural gas involves inherent risks that could cause Agrinatural, and therefore the Company as its majority owner, to incur significant financial losses.
There are inherent hazards and operation risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to Agrinatural. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against us. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect Agrinatural's earnings and cash flow.
Volatility in the price of natural gas could result in customers switching to alternative energy sources which could reduce Agrinatural's revenues, earnings and cash flow.
The market price of alternative energy sources such as coal, electricity, propane, oil and steam is a competitive factor affecting the demand for Agrinatural's gas distribution services. Its customers may have or may acquire the capacity to use one or more of the alternative energy sources if the price of natural gas and Agrinatural's distribution services increase significantly. Natural gas has typically been less expensive than these alternative energy sources. However, if natural gas prices increase significantly, some of these alternative energy sources may become more economical or more attractive than natural gas, which could reduce our earnings and cash flow.

Agrinatural's natural gas pipeline operations are subject to significant governmental and private sector regulations.
Agrinatural's natural gas pipeline operations are subject to government regulation, including the Federal Energy Regulatory Commission and Minnesota Office of Pipeline Safety, compliance with which can impose significant costs on Agrinatural's natural gas distribution business. Failure to comply with such regulations can result in additional costs, fines or criminal action.
Risks Related to the Units
Granite Falls Energy owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and has additional board rights under our member control agreement.
As of January 28, 2015, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owned 50.6% of our outstanding units. As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.
Our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. Therefore, as of January 28, 2015, Granite Falls Energy has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Granite Falls Energy can significantly influence the outcome of any actions taken by our board of governors and our business.
In addition, given the large ownership of Granite Falls Energy, they can significantly influence other actions, such as amendments to our operating agreement, mergers, going private transactions, and other extraordinary transactions, and any decisions concerning the terms of any of these transactions. The ownership and voting positions of Granite Falls Energy may have the effect of delaying, deterring, or preventing a change in control or a change in the composition of our board of directors.
Further, the interests of Granite Falls Energy may not coincide with our interests or the interests of our other members. For example, Granite Falls Energy owns and operates an ethanol production facility that could be considered our competitor. Granite Falls Energy may also use its rights under the member control agreement and their large ownership position to address their own interests, which may be different from those of our other members.
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
Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by AgStar under our credit facility. Our credit facility with AgStar currently limits our ability to make distributions to our members. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Although we have declared a distribution that was paid to members in January 2015, there is no guarantee that we will be in a financial position to pay distributions in the future, that the terms of our credit facility will allow us to make distributions to our members, or that distributions, if any, will be at times or in amounts to permit our members to make income tax payments. Consequently, members may receive little or no return on their investment in the units.
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
We are managed by a board of governors, currently consisting of four (4) elected governors and five (5) appointed governors. The seats on the board that are not subject to a right of appointment will be elected by the members without appointment rights. An appointed governor serves indefinitely at the pleasure of the member appointing him or her (so long as such member and its affiliates continue to hold a sufficient number of units to maintain the applicable appointment right) until a successor is appointed, or until the earlier death, resignation or removal of the appointed governor.
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

However, our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. For every 9% of our units held, the member has the right to appoint one person to our board. Granite Falls has the right to appoint five persons to our board pursuant to this provision and has currently appointed five persons. If units of any other class are issued in the future, holders of units of that other class will have the voting rights that are established for that class by our board of governors with the approval of our members. Consequently, the voting rights of members may not be necessarily proportional to the number of units held.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed our ethanol plant, which also includes corn, ethanol, distillers' grains and corn oil storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters. Our address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175.
All of our real property is subject to mortgages in favor of AgStar as security for loan obligations.
Our majority owned subsidiary, Agrinatural, property consists of 185 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. Agrinatural's assets have represented 18.6%, 10.2% and 4.9% of our consolidated total assets for the years ended October 31, 2014, 2013 and 2012, respectively. All of Agrinatural's real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no public trading market for our Class A or Class B units.
However, effective as of January 1, 2014, we established, an online unit trading bulletin board ("QMS") through FNC Ag Stock, LLC, in order to facilitate trading in our units. The QMS has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our QMS consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The QMS does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our QMS and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the QMS. We do not receive any compensation for creating or maintaining the QMS. In advertising our QMS, we do not characterize Heron Lake BioEnergy, LLC as being a broker or dealer or an exchange. We do not use the QMS to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.
There are detailed timelines that must be followed under the QMS rules and procedures with respect to offers and sales of membership units. All transactions must comply with the QMS rules and procedures, our member control agreement, and are subject to approval by our board of governors.
So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC's filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.
The following table contains historical information by fiscal quarter for the past fiscal year regarding the actual unit transactions that were completed by our unit-holders during the periods specified. There were no secondary market unit sales transactions completed by our members during the fiscal year ended October 31, 2013 other than related-party transfers without consideration.
We believe the following table most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2014 1st	—	—	None
2014 2nd	0.37	0.43	44,500
2014 3rd	0.45	0.75	214,750
2014 4th	0.90	0.90	88,000
As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause Heron Lake BioEnergy to be deemed a publicly traded partnership.
Issuer Repurchases of Equity Securities
We did not make any repurchases of our Class A or Class B units during fiscal 2014.

Holders of Record
As of January 28, 2015, there were 62,932,107 Class A units outstanding held of record by 1,180 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding. The determination of the number of members is based upon the number of record holders of the units as reflected in the Company's internal unit records.
As of January 28, 2015, Granite Falls Energy, LLC owns a 50.6% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE, a related party by virtue of its ownership interest in us, owns an ethanol plant located in Granite Falls, Minnesota. As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.
As of October 31, 2014 and January 28, 2015, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.
Distributions
Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder's distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders. Distributions are restricted by certain loan covenants in our comprehensive credit facility with AgStar. We may only make distributions to our members in an amount that does not exceed 65% of our net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the comprehensive credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.
We did not make any distributions to our members during fiscal years 2013 or 2014.
Subsequent to the end of our 2014 fiscal year, on December 18, 2014, our board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9,352,000 to be paid to members of record as of December 18, 2014. The distribution was paid on January 19, 2015. Based on the covenants contained in our AgStar credit facilities, the foregoing distribution was approved by our lender prior to distribution.
Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". We do not currently have any plans to declare a future distribution.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of securities in the fourth quarter of fiscal 2014.
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
Securities Authorized for Issuance Under Equity Compensation Plans
As of the date of this annual report, we had no "equity compensation plans" (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.
Performance Graph
The following graph shows a comparison of cumulative total member return since October 31, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company's units, the NASDAQ, and the Industry Index on October 31, 2009. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.
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

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the balance sheets as of October 31, 2014 and 2013 and the consolidated statements of operations data for the years ended October 31, 2014, 2013, and 2012 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2012, 2011 and 2010 and the statements of operations data for the years ended October 31, 2011 and 2010 were derived from audited consolidated financial statements filed previously.
This selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data for the fiscal years ended October 31,	2014	2013	2012	2011	2010
Revenues	$149,418,044	$163,764,144	$168,659,935	$164,120,375	$110,624,758
Total Cost of Goods Sold	120,569,409	155,536,974	166,529,283	157,163,624	103,690,208
Gross Profit	28,848,635	8,227,170	2,130,652	6,956,751	6,934,550
Operating Expenses	(2,950,047)	(3,214,036)	(3,171,331)	(3,613,465)	(3,857,492)
Impairment Charge	—	—	(27,844,579)	—	—
Settlement Income (Expense)	—	—	(900,000)	—	2,600,000
Operating Income (Loss)	25,898,588	5,013,134	(29,785,258)	3,343,286	5,677,058
Other expense, net	(1,571,070)	(2,745,274)	(2,567,385)	(2,800,269)	(3,993,537)
Net Income (Loss)	24,327,518	2,267,860	(32,352,643)	543,017	1,683,521
Net Income (Loss) Attributable to Noncontrolling Interest	358,673	327,018	353,019	(27,838)	—
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$23,968,845	$1,940,842	$(32,705,662)	$570,855	$1,683,521

Weighted Average Units Outstanding—Basic (Class A and B)	69,233,367	44,868,463	38,510,066	33,391,636	28,141,942
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.35	$0.04	$(0.85)	$0.02	$0.06

Weighted Average Units Outstanding - Diluted (Class A and B)	78,389,586	48,086,445	38,510,066	33,391,636	28,141,942
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.31	$0.04	$(0.85)	$0.02	$0.06

Balance Sheet Data at October 31,	2014	2013	2012	2011	2010
Current assets	$10,896,702	$7,849,244	$7,538,782	$14,237,942	$18,254,313
Property and equipment, net	54,367,998	51,670,272	58,099,286	88,592,945	89,803,647
Other assets	857,550	1,274,401	942,951	1,303,037	1,482,617
Total assets	$66,122,250	$60,793,917	$66,581,019	$104,133,924	$109,540,577

Current liabilities	$8,109,395	$5,061,910	$45,000,237	$7,807,727	$60,034,589
Long-term debt	2,112,412	28,181,155	4,031,335	46,844,912	4,068,716
Total members' equity	55,900,443	27,550,852	17,549,447	49,481,285	45,437,272
Total liabilities and members' equity	$66,122,250	$60,793,917	$66,581,019	$104,133,924	$109,540,577
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2014. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.
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
Our operations fall within the following two segments: (1) production of ethanol and related distillers' grains, corn oil and syrup collectively referred to as ethanol production; and (2) natural gas pipeline distribution and services from the Company's majority owned subsidiary, Agrinatural. Revenues from Agrinatural's natural gas pipeline have represented 0.6%, 0.6% and 1.1% of our revenues in the years ended October 31, 2014, 2013, and 2012 respectively.

In applying the criteria set forth in ASC 280, the Company determined during the fourth fiscal quarter ended October 31, 2014 that it has two reportable operating segments for financial reporting purposes. Before intercompany eliminations, revenues from our natural gas pipeline segment represented 1.8%, 1.5% and 0.0% of our total consolidated revenues in the years ended October 31, 2014, 2013, and 2012, respectively. After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural's revenues represented 0.6%, 0.6% and 0.0% of our consolidated revenues for the fiscal years ended October 31, 2014, 2013, and 2012, respectively, and have little to no impact on the overall performance of the Company.
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

Critical Accounting Estimates
Management uses estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following are the most critical:
Property, Plant and Equipment
Management’s estimate of the depreciable lives of property, plant, and equipment is based on the estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate. As a result of our review of long-lived assets for impairment at October 31, 2012, we recorded an impairment charge of approximately $27.8 million. No impairment was recorded during fiscal year 2014 and 2013.
Derivative Instruments
We enter forward contracts for corn purchases to supply the plant. These contracts represent firm purchase commitments which along with inventory on hand must be evaluated for potential market value losses.
Inventory
We value our inventory at the lower of cost or market. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or market on inventory to be a critical accounting estimate.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. We have not yet determined the potential effects of the new standard on the consolidated financial statements, if any.

Results of Operations for the Fiscal Years Ended October 31, 2014 and 2013
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$149,418,044	100.0%	$163,764,144	100.0%
Cost of Goods Sold	120,569,409	80.7%	155,536,974	95.0%
Gross Profit	28,848,635	19.3%	8,227,170	5.0%
Operating Expenses	(2,950,047)	(2.0)%	(3,214,036)	(2.0)%
Operating Income	25,898,588	17.3%	5,013,134	3.0%
Other Expense	(1,571,070)	(1.1)%	(2,745,274)	(1.7)%
Net Income before noncontrolling interest	24,327,518	16.2%	2,267,860	1.3%
Noncontrolling Income	358,673	0.2%	327,018	0.2%
Net Income attributable to Heron Lake BioEnergy, LLC	$23,968,845	16.0%	$1,940,842	1.1%
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. Additionally, we also realize relatively immaterial revenue from incidental sales of distillers' syrup and revenues generated from natural gas pipeline operations at Agrinatural Gas, LLC. These incidental syrup sales and revenues from our natural gas pipeline operations are aggregated together for revenue reporting purposes as "Other/Miscellaneous".
 The following table shows the sources of our revenue for the fiscal year ended October 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$119,112,756	79.7%
Distillers' grains sales	25,604,229	17.1%
Corn oil sales	3,200,509	2.1%
Other/Miscellaneous	1,500,550	1.0%
Total Revenues	$149,418,044	100.0%
The following table shows the sources of our revenue for the fiscal year ended October 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$125,541,065	76.6%
Distillers' grains sales	32,575,616	19.9%
Corn oil sales	4,033,942	2.5%
Other/Miscellaneous	1,613,521	1.0%
Total Revenues	$163,764,144	100.0%
Our total revenue decreased 8.8% for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this decrease in revenues primarily to a lower average price for our ethanol and distillers' grains. Offsetting this decrease, however was an 7.1% and 38.0% increase in our production of ethanol and distillers' grains, respectively during our 2014 fiscal year compared to the same period of 2013.
Ethanol
The average price we received for our ethanol decreased by approximately 11.5% during our 2014 fiscal year compared to our 2013 fiscal year. Our average price per gallon of ethanol sold was $2.01 in 2014 and $2.27 in 2013. Management attributes the drop in ethanol prices to continuing lower corn and gasoline prices, which impacts the market price of ethanol. However, ethanol prices have been somewhat buoyed by tighter domestic ethanol inventories due to continuing rail delays causing production slow downs and reductions and stronger export markets as a result of lower United States ethanol prices making our ethanol more cost competitive in the world market. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management believes the uncertainty related to EPA proposed changes in the RFS volume obligation during 2014 also impacted ethanol demand, negatively impacting ethanol prices. Management anticipates that ethanol prices will remain lower during our 2015 fiscal year as a result of lower corn prices, lower gasoline prices and continued uncertainty regarding the RFS.
Distillers' Grains
Sales of distillers' grains represent a slightly smaller portion of our revenues during our 2014 fiscal year compared to our 2013 fiscal year as a result of significantly lower prices which were offset by greater quantities of distillers' grains sold. The price we received for our distillers' grains in our 2014 fiscal year was approximately 11.5% lower than the price we received during our 2013 fiscal year; however, this decrease was offset by a increase of 38.0% in quantity sold in our 2014 fiscal year compared to our 2013 fiscal year. Management believes these lower distillers' grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2014 fiscal year. We anticipate that the market price of our distillers' grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.
Additionally, changes in export demand for distillers' grains by China during summer 2014 have negatively impacted distillers' grains prices. In June 2014, China stopped issuing permits for the import of distillers' dried grains from the United States due to the presence of a unapproved genetically modified organism ("GMO") corn trait in some distillers' grains shipments. The GMO trait has been approved in the United States and a number of other countries but was not in China. However, on December 17, 2014, the United States Secretary of Agriculture announced that Chinese officials had advised him that China would be lifting the ban on MIR162. Recently Syngenta publicly confirmed that it received the safety certificate for its Agrisure Viptera trait from China's regulatory authorities, formally granting import approval for distillers' grains made from AgrisureViptera corn. Since the Chinese announcement, Chinese buyers have resumed purchases of United States distillers' grains and domestic distillers' grains prices have have risen. However, management cannot predict if Chinese import volumes will return to pre-ban levels. As a result, management cannot estimate the effect China's actions will have on the overall distillers' grains market long term.
Corn Oil
Separating the corn oil from our distillers' grains decreases the total tons of distillers' grains that we sell; however, our corn oil has a higher per ton value than our distillers' grains. The average price we received per pound of corn oil sold during our 2014 fiscal year was approximately 88.6% less than the average price received during our 2013 fiscal year. Management attributes the decrease in corn oil prices to additional corn oil entering the market without any corresponding increase in demand. Management anticipates continued lower corn oil prices due to ongoing imbalance between corn oil supplies and demand.
Offsetting this price decrease, our volume of corn oil sold increased significantly from approximately 1 million pounds during our 2013 fiscal year to approximately 10 million pounds during our 2014 fiscal year relative to due to increased extraction efficiencies. The net effect of the price decrease and increase in volume sold resulted in only slight decrease in corn oil revenue from approximately $4,034,000 in 2013 to approximately $3,201,000 in 2014.
Hedging and Volatility of Sales
We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. However, we did not have any ethanol related derivative instruments other than forward sales contracts as discussed below under "Commodity Price Risk Protection."
Our results of operations for our 2015 fiscal year will continue to be affected by volatility in the commodity markets and uncertainty regarding the 2014 and future RFS RVO levels. The EPA has announced that it will be make a decision on whether to change the RFS requirements for using ethanol during 2015 but no definitive timeline for action has been given. As a result of this delay, the ethanol industry will continue to deal with the uncertainty related to the RFS. However, any change in the RFS that occurs during 2015 may be magnified if the change impacts prior year ethanol use requirements or otherwise significantly reduces ethanol demand.
Cost of Sales
We experienced an decrease in our cost of goods sold for our 2014 fiscal year compared to our 2013 fiscal year. Our cost of goods sold decreased to $120,569,409 for our fiscal year ended October 31, 2014 from $155,536,974 in our fiscal year ended October 31, 2013.
Our cost of goods sold as a percentage of revenues was 80.7% for our fiscal year ended October 31, 2014 compared to 95.0% for the same period of 2013. Our two largest costs of production are corn (70.0% of cost of goods sold for our fiscal year ended October 31, 2014) and natural gas (10.0% of cost of goods sold for our fiscal year ended October 31, 2014).

Corn Costs
We experienced an decrease of approximately 33.8% in the total amount we paid for corn for our 2014 fiscal year compared to our 2013 fiscal year. This was the net result of a 6.6% increase in the quantity of bushels we purchased, offset by a 38.0% decrease in our per bushel cost. A tight corn supply following the 2012 harvest put upward pressure on corn prices throughout much of our 2013 fiscal year. However, a record 2013 corn harvest eased prices substantially in our fourth fiscal quarter of 2013 and continued into fiscal year 2014. In addition, due to another record harvest in 2014, we expect corn prices to remain stable to lower during our 2015 fiscal year.
Natural Gas Costs
For our 2014 fiscal year, we experienced an increase of approximately 78.0% in our overall natural gas costs compared to our 2013 fiscal year due to significantly higher natural gas costs during our first and second quarters of 2014. We expect the market price for natural gas to increase again during the winter months of our 2015 fiscal year. However, we do not expect the increases in natural gas prices will match those that occurred in 2014 unless we experience another exceptionally cold and long winter.
Hedging and Volatility of Purchases
Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of approximately $788,000 in our cost of goods sold for our 2014 fiscal year compared to a decrease of $0 in our cost of goods sold for our 2013 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses as a percentage of revenues held steady at 2.0% of revenues for our fiscal year ended October 31, 2013 compared to 2.0% of revenues for our fiscal year ended October 31, 2014. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.
Operating Income
Our income from operations for our fiscal year ended October 31, 2014 was 17.3% of our revenues compared to income of 3.0% of our revenues for our fiscal year ended October 31, 2013. For our fiscal year ended October 31, 2014, we reported operating income of $25,898,588 and for our fiscal year ended October 31, 2013, we had operating income of $5,013,134. This increase from period to period resulted from increased production and the improvement of our net margin between the price we received for ethanol and the cost of corn and natural gas used in manufacturing.
Other Income (Expense), Net
We had total other expense, net for our fiscal year ended October 31, 2014 of $1,571,070 compared to total other expense, net of $2,745,274 for our fiscal year ended October 31, 2013. This decrease is primarily due to a decrease in interest expense during our fiscal year ended October 31, 2014 compared to the same period of 2013 due to decreased borrowings on our credit facilities. Additionally, our other income, net increased to $93,279 of income for our fiscal year ended October 31, 2014 to $17,335 of expense for our fiscal year ended October 31, 2013.

Changes in Financial Condition for the Fiscal Year Ended October 31, 2014 and 2013

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2014 from our previous fiscal year ended October 31, 2013:

	October 31, 2014	October 31, 2013
Current Assets	$10,896,702	$7,849,244
Total Assets	$66,122,250	$60,793,917
Current Liabilities	$8,109,395	$5,061,910
Long-Term Debt	$2,112,412	$28,181,155
Members' Equity attributable to Heron Lake BioEnergy, LLC	$55,047,120	$27,142,275
Noncontrolling Interest	$853,323	$408,577

Total assets were approximately $66.1 million at October 31, 2014 compared to approximately $60.8 million at October 31, 2013.
Current assets totaled $10.9 million at October 31, 2014, which is more than our current assets as of October 31, 2013 which totaled approximately $7.8 million. The increase is primarily due to a significant increase accounts receivable, as well in increases in restricted cash and derivative instruments. These increases were offset slightly by a decrease in inventory. Trade accounts receivable increased because we were awaiting payment for a larger quantity of our products at October 31, 2014 compared to October 31, 2013 due to our change of ethanol marketers from Gavilon, LLC to Eco-Energy, LLC in November 2013.
Also contributing to our increase in total assets was an increase in our property, plant and equipment. Property, plant and equipment, less accumulated depreciation, totaled $54.4 million at October 31, 2014, which is more than our property, plant and equipment, less accumulated depreciation, as of October 31, 2013, which totaled approximately $51.7 million. The increase is due to an increase of approximately $5.2 million of construction in progress at October 31, 2014 as compared to October 31, 2013 which is primarily attributable to an increase in Agrinatural's pipeline construction in progress at October 31, 2014.
Total current liabilities increased approximately $3.1 million and totaled approximately $8.1 million at October 31, 2014 as compared to total current liabilities of approximately $5.1 million at October 31, 2013. This increase was primarily due to an increase in our accounts payable to approximately $7.0 million at October 31, 2014 as compared to approximately $1.3 million at October 31, 2013, which was partially offset by a decrease in the current portion of our long-term debt from approximately $3.4 million at October 31, 2013 to approximately $0.8 million at October 31, 2014. The increase in our accounts payable is due to the termination of our corn supply agreement with Gavilon, our former procurement contractor and an increase in Agrinatural's accounts payables for pipeline construction in progress. Since terminating the corn supply agreement, we buy our own corn and are no longer netting corn purchases with sales of ethanol and distillers' grain. The decrease in the current liability of our long-term debt was a result of the redemption of our subordinated convertible debt effective July 1, 2014.
Long-term debt totaled approximately $2.1 million at October 31, 2014 which is significantly less than our long-term debt as of October 31, 2013 which totaled approximately $28.2 million. The decrease is due to payments on our AgStar debt facilities and the conversion and redemption of the subordinated convertible debt as discussed above.
Members’ equity attributable to Heron Lake BioEnergy, LLC totaled approximately $55.0 million at October 31, 2014 which is more than our Members’ equity attributable to Heron Lake BioEnergy, LLC as of October 31, 2013 which totaled $27.1 million. The increase was directly related to the net income attributable to Heron Lake BioEnergy, LLC of $24.0 million for the year ended October 31, 2014, along with the issuance of 13,120,000 Class A units in July 2014 as part of the subordinated debt conversion as discussed above. This issuance resulted in a $3.9 million increase in equity attributable to Heron Lake BioEnergy, LLC.
Noncontrolling interest totaled $853,323 at October 31, 2014 compared to $408,577 at October 31, 2013.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural, LLC.

Results of Operations for the Fiscal Years Ended October 31, 2013 and 2012
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended October 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$163,764,144	100.0%	$168,659,935	100.0%
Cost of Goods Sold	155,536,974	95.0%	166,529,283	98.7%
Gross Profit	8,227,170	5.0%	2,130,652	1.3%
Operating Expenses	(3,214,036)	(2.0)%	(3,171,331)	(1.9)%
Impairment Charge	—	—%	(27,844,579)	(16.5)%
Settlement Expense	—	—%	(900,000)	(0.5)%
Operating Income (Loss)	5,013,134	3.0%	(29,785,258)	(17.6)%
Other Expense	(2,745,274)	(1.7)%	(2,567,385)	(1.5)%
Net Income (Loss) before noncontrolling interest	2,267,860	1.3%	(32,352,643)	(19.1)%
Noncontrolling Income (Loss)	327,018	0.2%	353,019	0.2%
Net Income (Loss) attributable to Heron Lake BioEnergy, LLC	$1,940,842	1.1%	$(32,705,662)	(19.3)%
Revenues
Our revenues from operations come from three primary sources: sales of fuel ethanol, distillers' grains and corn oil. Additionally, we also realize relatively immaterial revenue from incidental sales of distillers' syrup and revenues generated from natural gas pipeline operations at Agrinatural Gas, LLC. These incidental syrup sales and revenues from our natural gas pipeline operations are aggregated together for revenue reporting purposes as "Other/Miscellaneous".
 The following table shows the sources of our revenue for the fiscal year ended October 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$125,541,065	76.6%
Distillers' grains sales	32,575,616	19.9%
Corn oil sales	4,033,942	2.5%
Other/Miscellaneous	1,613,521	1.0%
Total Revenues	$163,764,144	100.0%
The following table shows the sources of our revenue for the fiscal year ended October 31, 2012:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$128,238,656	76.0%
Distillers' grains sales	32,599,978	19.3%
Corn oil sales	2,658,853	1.6%
Other/Miscellaneous	5,162,448	3.1%
Total Revenues	$168,659,935	100.0%
We experienced a 2.9% decrease in our revenues for our 2013 fiscal year compared to our 2012 fiscal year. Management attributes this decrease in revenues primarily to an decrease in the quantities of products sold in 2013 due to decreased production fiscal year 2013.

Ethanol
The average price we received for our ethanol was slightly higher during our 2013 fiscal year compared to our 2012 fiscal year. Our average price per gallon of ethanol sold was $2.27 in 2013 and $2.20 in 2012. However, this increase in price was offset by a 4.9% decrease in the number of gallons sold in our fiscal year ended October 31, 2013 compared to the our fiscal year ended October 31, 2012. Management attributes this increase in ethanol prices with increased commodity prices, particularly during our first three quarters of 2013.
Distillers' Grains
Distillers' grains represent a slightly smaller portion of our revenues during our 2013 fiscal year compared to our 2012 fiscal year as a result of higher prices but smaller quantities of distillers' grains sold. The price we received for our distillers' grains in our 2013 fiscal year was approximately 8.1% higher than the price we received during our 2012 fiscal year. Management believes these higher distillers' grains prices are a result of the high price of other feed products available to livestock producers during much of our 2013 fiscal year. Offsetting this increase was a decrease of approximately 7.5% in the quantity of distillers' grains sold during our 2013 fiscal year compared to our 2012 fiscal year.
Corn Oil
Corn oil separation began in February 2012. Total sales of corn oil during fiscal years 2013 and 2012 was $4,033,942 and $2,658,853, respectively.
Cost of Sales
We experienced an decrease in our cost of goods sold for our 2013 fiscal year compared to our 2012 fiscal year. Our cost of goods sold decreased to approximately $155.5 million for our fiscal year ended October 31, 2013 from approximately $166.5 million in our fiscal year ended October 31, 2012. Our costs of goods sold as a percentage of revenues were 95.0% for our fiscal year ended October 31, 2013 compared to 98.7% for the same period of 2012.
Corn Costs
We experienced an decrease of approximately 7.0% in the total amount we paid for corn for our 2013 fiscal year compared to our 2012 fiscal year. This was the net result of a 5.2% decrease in the quantity of bushels we purchased, coupled with a 1.9% decrease in our per bushel cost. A tight corn supply following the 2012 harvest put upward pressure on corn prices throughout much of our 2012 fiscal year. However, the record 2013 corn harvest eased prices substantially in 2013.
Natural Gas Costs
For our 2013 fiscal year, we experienced an decrease of approximately 11.9% in our overall natural gas costs compared to our 2012 fiscal year.
Hedging and Volatility of Purchases
We did not have any realized and unrealized gains and losses related to our corn derivative instruments for our 2013 fiscal year compared to a gain of approximately $1.1 million which decreased our cost of goods sold for our 2012 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Operating expenses as a percentage of revenues increased slightly from 1.9% of revenues for our fiscal year ended October 31, 2012 to 2.0% of revenues for our fiscal year ended October 31, 2013.
Operating Income
Our income from operations for our fiscal year ended October 31, 2013 was 3.0% of our revenues compared to loss of 17.6% of our revenues for our fiscal year ended October 31, 2012. For our fiscal year ended October 31, 2013, we reported operating income of approximately $5.0 million and for our fiscal year ended October 31, 2012, we had an operating loss of a approximately $29.8 million due to an impairment charge of approximately $27.8 million and settlement expense of approximately $900,000 during fiscal year 2012.

Other Income (Expense), Net
We had total other expense, net for our fiscal year ended October 31, 2013 of approximately $2.7 million compared to total other expense, net of approximately $2.6 million for our fiscal year ended October 31, 2012. We had an increase in interest expense during our fiscal year ended October 31, 2013 compared to the same period of 2012 due to increased borrowings on our credit facilities. Additionally, our other income, net decreased from approximately $17,000 of income for our fiscal year ended October 31, 2012 to approximately $11,000 of expense for our fiscal year ended October 31, 2013.
Changes in Financial Condition for the Fiscal Year Ended October 31, 2013 and 2012
The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2013 from our previous fiscal year ended October 31, 2012:

	October 31, 2013	October 31, 2012
Current Assets	$7,849,244	$7,538,782
Total Assets	$60,793,917	$66,581,019
Current Liabilities	$5,061,910	$45,000,237
Long-Term Debt	$28,181,155	$4,031,335
Members' Equity attributable to Heron Lake BioEnergy, LLC	$27,142,275	$17,344,433
Noncontrolling Interest	$408,577	$205,014
Total assets were approximately $60.8 million at October 31, 2013, a decrease of approximately $5.8 million compared to approximately $66.6 million at October 31, 2012.
Current assets totaled approximately $7.8 million at October 31, 2013, which was slightly more than our current assets as of October 31, 2012 which totaled approximately $7.5 million. The increase was primarily due to an increase in cash and prepaid expenses and other current assets, offset slightly by a decrease in accounts receivable.
Total current liabilities decreased to approximately $5.1 million at October 31, 2013 as compared to approximately $45.0 million at October 31, 2012. This decrease was primarily the result reclassification of our debt facilities with AgStar to to long-term debt during fiscal 2013.
Long-term debt totaled approximately $28.2 million at October 31, 2013 which was more than our long-term debt as of October 31, 2012 which totaled approximately $4.0 million due to the reclassification of our debt facilities with AgStar to long-term debt as described above.
Members’ equity attributable to Heron Lake BioEnergy, LLC totaled $27,142,275 at October 31, 2013 as compared to October 31, 2012 which totaled $17,344,433. The increase was related to the net income attributable to Heron Lake BioEnergy, LLC of approximately $1.9 million for the year ended October 31, 2013 and the issuance of 11,190,000 Class A units and 15,000,000 Class B units, resulting in net proceeds of approximately $7.9 million.
Noncontrolling interest totaled $408,577 at October 31, 2013 compared to $205,014 at October 31, 2012.  This increase is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural, LLC.

Liquidity and Capital Resources
Year Ended October 31, 2014 Compared to Year Ended October 31, 2013
Our principal uses of cash are to pay operating expenses of the plant and to make debt service payments.
The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the periods presented:

	Year Ended October 31
	2014	2013
Net cash provided by operating activities	$28,319,812	$3,957,770
Net cash provided by (used in) investing activities	$(3,544,389)	$2,811,649
Net cash used in financing activities	$(24,656,533)	$(6,879,542)
Net increase (decrease) in cash and equivalents	$118,890	$(110,123)
Operating Cash Flows
During the fiscal year ended October 31, 2014, we had net cash provided by operating activities of approximately $28.3 million compared to approximately $4.0 million during the fiscal year ended October 31, 2013. This difference is primarily due generating income of $24.3 million during fiscal year 2014 compared to approximately $2.3 million during fiscal year 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows
During the fiscal year ended October 31, 2014, investing activities used approximately $3.5 million for capital expenditures. During the same period of 2013, we received proceeds of $3.7 million primarily attributable to the sale by our subsidiary, Lakefield Farmers Elevator, LLC, of grain facilities at Lakefield and Wilder, Minnesota, which was offset by approximately $0.9 million of capital expenditures.
Financing Cash Flows
During the fiscal year ended October 31, 2014, we used approximately $24.7 million from financing activities consisting primarily of payments on our long term debt and line of credit of approximately $24.4 million and payments on the convertible subordinated debt of $207,000. During the fiscal year ended October 31, 2013, we used approximately $6.9 million for financing activities consisting primarily of payments on our long term debt of approximately $19.5 million. Offsetting cash sources from financing activities for fiscal year 2013 included issuances of member units and convertible subordinated debt.
Year Ended October 31, 2013 Compared to Year Ended October 31, 2012
The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the periods presented :

	Year Ended October 31
	2013	2012
Net cash provided by operating activities	$3,957,770	$397,708
Net cash provided by (used in) investing activities	$2,811,649	$(1,560,616)
Net cash used in financing activities	$(6,879,542)	$(5,324,304)
Net decrease in cash and equivalents	$(110,123)	$(6,487,212)
During the fiscal year ended October 31, 2013, we received approximately $4.0 million in cash for operating activities. This consists primarily of generating a net income of $2.3 million plus non-cash expenses and charges including depreciation and amortization expense, and net cash uses for changes in other current assets and liabilities. During the fiscal year ended October 31, 2012, we received $0.4 million in cash for operating activities. This consists primarily of generating net loss of $32.4 million plus non-cash expenses including depreciation and amortization of $5.7 million , an impairment charge of $27.8 million, and reductions in inventory and accounts receivable.

During the fiscal year ended October 31, 2013, we had proceeds approximately $2.8 million from investing activities primarily attributable to the sale by our subsidiary, Lakefield Farmers Elevator, LLC, of grain facilities at Lakefield and Wilder, Minnesota. During the fiscal year ended October 31, 2012, we used approximately $1.6 million for investing activities, primarily to pay for capital expenditures which included costs for the conversion of our plant from coal to natural gas.
During the fiscal year ended October 31, 2013, we used approximately $6.9 million from financing activities consisting primarily of payments on our long term debt of approximately $19.5 million. Offsetting cash sources from financing activities included approximately $5.1 million of proceeds from the issuance of convertible debt and approximately $6.9 million for the issuance of Class A units. During the fiscal year ended October 31, 2012, we used approximately $5.3 million from financing activities, consisting primarily of payments on our term note of approximately $6.9 million.
Contractual Obligations
The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2014:

	Total	Less than One Year	One to Three Years	Four to Five Years	Greater Than Five Years
Long-term debt obligations(1)	$3,606,661	$1,001,002	$1,047,364	$818,006	$740,289
Operating lease obligations (2)	5,273,250	2,133,300	3,139,950	—	—
Purchase obligations (3)	3,317,166	3,317,166	—	—	—
Total contractual obligations	$12,197,077	$6,451,468	$4,187,314	$818,006	$740,289
_______________________________________________________________________________

(1)	Long-term debt obligations include estimated interest and interest on unused debt.

(2)	The operating lease obligations in the table above include our rail car leases.

(3)	Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.
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
At the time we executed the new credit facility with AgStar, we repaid the entire outstanding balance of our prior credit facilities with AgStar.  Our credit facilities with AgStar prior to the payoff included our term note and a revolving term note.  At the loan closing, we paid off the $7.5 million balance of the revolving term note. There was no outstanding balance on the prior AgStar term note at loan closing.  AgStar canceled its prior mortgage and security interest in all of our assets.  We currently have no further obligations under our prior AgStar credit facilities. For additional information related to the repayment of the term note and a revolving term note under our prior AgStar master loan agreement, see Note 7 included herein as part of the Notes to the Consolidated Financial Statements.
Revolving Term Note
We have a total of $28 million available under the new revolving term loan with AgStar.  Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing thereafter until maturity.  In the event any amount is outstanding on this loan in excess of the new credit limit, we agreed to repay principal on the loan until we reach the new credit limit.  We agreed to pay an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. As of October 31, 2014, we had no balance outstanding on this loan.
For additional information related to the the revolving term note, see Note 7 included herein as part of the Notes to the Consolidated Financial Statements.
Administrative Agency Agreement
As part of the Credit Facility closing, we entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loan and was appointed the administrative agent for the purpose of servicing the loans.
Subordinated Convertible Debt
On September 18, 2013, we entered into an indenture with U.S. Bank National Association (“U.S. Bank”), as trustee and collateral agent, in connection with the closing of our offering of a maximum of $12 million aggregate principal amount of 7.25% Secured Subordinated Notes due 2018 (the “Notes”). On September 18, 2013, we sold an aggregate principal amount of approximately $2.8 million of the Notes. Additionally, subscribers from our prior interim subordinated notes offering holding an aggregate principal amount of approximately $1.3 million of our interim subordinated notes elected to exchange their notes for Notes under the indenture, per the original terms of the interim subordinated notes, resulting in an aggregate principal amount of approximately $4.1 million in Notes. The Notes were subordinated secured obligations, with interest payable on April 1 and October 1 of each year, beginning April 1, 2014, through the maturity date of October 1, 2018 at a rate of 7.25% per annum. The Notes were secured by a second mortgage and lien position on, among other assets, our property, plant and equipment located in Heron Lake, Minnesota, which mortgage and lien position are junior to and subordinated to our senior debt with AgStar.
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
In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors, an unrelated company. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2014 and 2013, there was a total of $2,292,913 and $2,604,678 in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.
To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2014 and 2013 were $218,750 and $293,750, respectively.
We had a note payable in connection with the construction of our pipeline assets. This loan was initially due in December 2011, but was converted in February 2012 to a term loan with a three-year repayment period. The note was paid off in full on July 29, 2014 by Agrinatural using funds loaned to Agrinatural by the Company described below.
We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at October 31, 2014 and 2013 was $146,984 and $640,653, respectively.
We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2014 and 2013. Interest on the note is One-Month LIBOR rate plus 4.0% and the note is due on demand.
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

In exchange for the Loan Agreement, the Agrinatural executed a Security Agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a Collateral Assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of market fluctuations associated commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2014 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in United States Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol, and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of FASB ASC 815, Derivatives and Hedging.
Commodity Price Risk
We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers' grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of October 31, 2014, we had price protection in place for approximately 20% of our anticipated corn needs, approximately 20% of our natural gas needs and 23% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2014	Approximate Adverse Change to Income
Ethanol	44,620,000	Gallons	10%	$7,719,000
Corn	16,600,000	Bushels	10%	$5,843,000
Natural Gas	1,300,000	MMBTU	10%	$659,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Directors
Heron Lake BioEnergy, LLC
Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC as of October 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2014. Heron Lake BioEnergy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 28, 2015

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Balance Sheets

	October 31, 2014	October 31, 2013
ASSETS
Current Assets
Cash	$662,128	$543,238
Restricted cash	264,086	—
Accounts receivable	4,055,981	749,426
Inventory	5,187,267	5,604,309
Commodity derivative instruments	437,500	—
Prepaid expenses and other current assets	289,740	952,271
Total current assets	10,896,702	7,849,244

Property, Plant and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	73,080,366	71,275,334
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	613,407	612,151
Construction in progress	6,559,517	1,394,191
	89,977,104	83,005,490
Less accumulated depreciation	(35,609,106)	(31,335,218)
Net property, plant and equipment	54,367,998	51,670,272

Other Assets
Other intangible assets, net	160,296	218,370
Other assets	697,254	1,056,031
Total other assets	857,550	1,274,401

Total Assets	$66,122,250	$60,793,917
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Balance Sheets

	October 31, 2014	October 31, 2013
LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current portion of long-term debt	$846,235	$3,371,575
Accounts payable	7,047,544	1,300,727
Accrued liabilities	215,616	389,608
Total current liabilities	8,109,395	5,061,910

Long-Term Debt, less current portion	2,112,412	28,181,155

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of:
77,932,107 and 64,812,107 multiple classes of units authorized, issued and outstanding at October 31, 2014 and 2013, respectively	55,047,120	27,142,275
Noncontrolling interest	853,323	408,577
Total members' equity	55,900,443	27,550,852

Total Liabilities and Members' Equity	$66,122,250	$60,793,917

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Operations

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012
Revenues	$149,418,044	$163,764,144	$168,659,935

Cost of Goods Sold	120,569,409	155,536,974	166,529,283

Gross Profit	28,848,635	8,227,170	2,130,652

Operating Expenses	2,950,047	3,214,036	3,171,331
Impairment Charge	—	—	27,844,579
Settlement Expense	—	—	900,000

Operating Income (Loss)	25,898,588	5,013,134	(29,785,258)

Other Income (Expense)
Interest income	658	17,335	10,773
Interest expense	(1,665,007)	(2,789,373)	(2,625,322)
Other income	93,279	26,764	47,164
Total other expense, net	(1,571,070)	(2,745,274)	(2,567,385)

Net Income (Loss)	24,327,518	2,267,860	(32,352,643)

Net Income (Loss) Attributable to Noncontrolling Interest	358,673	327,018	353,019

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$23,968,845	$1,940,842	$(32,705,662)

Weighted Average Units Outstanding—Basic	69,233,367	44,868,463	38,510,066

Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.35	$0.04	$(0.85)

Weighted Average Units Outstanding—Diluted	78,389,586	48,086,445	38,510,066

Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.31	$0.04	$(0.85)

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity

	Class A Units	Class B Units	Members' Equity attributable to Heron Lake BioEnergy, LLC	Noncontrolling Interest	Total Members' Equity

Balance—October 31, 2011	37,208,074	—	$49,508,122	$(26,838)	$49,481,284
Capital issuance, net	1,414,033	—	541,973	—	541,973
Member distributions	—	—	—	(121,167)	(121,167)
Net income attributable to noncontrolling interest	—	—	—	353,019	353,019
Net income attributable to Heron Lake BioEnergy, LLC	—	—	(32,705,662)	—	(32,705,662)

Balance—October 31, 2012	38,622,107	—	17,344,433	205,014	17,549,447

Capital issuance, net	8,075,000	15,000,000	6,922,500	—	6,922,500
Conversion of subordinated convertible debt	3,115,000	—	934,500	—	934,500
Member distributions	—	—	—	(123,455)	(123,455)
Net income attributable to noncontrolling interest	—	—	—	327,018	327,018
Net income attributable to Heron Lake BioEnergy, LLC	—	—	1,940,842	—	1,940,842

Balance—October 31, 2013	49,812,107	15,000,000	27,142,275	408,577	27,550,852

Conversion of subordinated convertible debt	13,120,000	—	3,936,000	—	3,936,000
Cancellation of accrued distribution to noncontrolling interest	—	—	—	86,073	86,073
Net income attributable to noncontrolling interest	—	—	—	358,673	358,673
Net income attributable to Heron Lake BioEnergy, LLC	—	—	23,968,845	—	23,968,845

Balance—October 31, 2014	62,932,107	15,000,000	$55,047,120	$853,323	$55,900,443

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012
Cash Flow From Operating Activities
Net income (loss)	$24,327,518	$2,267,860	$(32,352,643)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	4,321,961	4,282,523	5,693,459
Write-off of deferred loan cost included in interest expense	369,699	—	—
Gain on sale of asset	(58,000)	—	—
Impairment charge	—	—	27,844,579
Change in fair value of commodity derivative instruments	(787,617)	—	—
Change in operating assets and liabilities:
Restricted cash	(264,086)	—	103,697
Accounts receivable	(3,306,555)	1,035,335	(406,541)
Inventory	417,042	(2,015,737)	176,044
Commodity derivative instruments	350,117	—	—
Prepaid expenses and other current assets	651,610	(155,442)	117,396
Accounts payable	2,387,592	(1,390,905)	(727,926)
Accrued liabilities	(89,469)	(65,864)	(50,357)
Net cash provided by operating activities	28,319,812	3,957,770	397,708

Cash Flows from Investing Activities
Payments for capital expenditures	(3,602,389)	(917,020)	(1,560,616)
Proceeds from disposal of property and equipment	58,000	3,728,669	—
Net cash provided by (used in) investing activities	(3,544,389)	2,811,649	(1,560,616)

Cash Flows from Financing Activities
Proceeds from (payments on) line of credit	—	(480,000)	480,000
Payments on long-term debt	(24,449,533)	(19,493,936)	(6,922,038)
Proceeds from note payable	—	820,929	262,250
Issuance of (Payments on) convertible subordinated debt	(207,000)	5,077,500	—
Issuance of member units	—	6,922,500	707,017
Deferred financing costs	—	(390,858)	—
Release of restricted cash	—	715,259	257,630
Distributions to noncontrolling interest	—	(50,936)	(109,163)
Net cash used in financing activities	(24,656,533)	(6,879,542)	(5,324,304)
Net Increase (Decrease) in cash	118,890	(110,123)	(6,487,212)
Cash—Beginning of period	543,238	653,361	7,140,573
Cash—End of period	$662,128	$543,238	$653,361

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$1,340,260	$2,961,259	$2,642,087

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Conversion of subordinated convertible debt to Class A units	$3,937,550	$934,500	$—
Cancellation of accrued distribution to noncontrolling interest	$86,073	$—	$—
Cost of raising capital offset against member contributions	$—	$—	$165,045
Capital expenditures included in accounts payable	$3,359,225	$605,750	$—
Capital expenditure financed with note payable	$—	$—	$1,325,000
Distribution to non-controlling interest in accrued expenses	$—	$72,519	$12,004

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 59.2 million gallons. In addition, the Company produces and sells distillers' grains with solubles and corn oil as co-products of ethanol production. Additionally, the Company through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers.
Principles of Consolidation
The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively, "the Company." HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations. The financial statements as of October 31, 2013 include the accounts of the Company's wholly owned subsidiary, Lakefield Farmers Elevator, LLC. Lakefield Farmers Elevator, LLC sold substantially all of its assets during the second quarter of 2013. All significant intercompany balances and transactions are eliminated in consolidation.
Fiscal Reporting Period
The Company's fiscal year end for reporting financial operations is October 31.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with United States generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property, plant, and equipment, the analysis of impairment of long-lived assets and valuation of commodity derivative instruments, inventory, and inventory purchase and sale commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.
Noncontrolling Interest
Amounts recorded as noncontrolling interest relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods. On July 1, 2014, the Company entered into an amendment to this agreement to exercise early one of the two automatic renewals, thereby extending the term of this agreement to October 31, 2021.
The Company previously declared a distribution to the noncontrolling interest members for approximately 86,000. This amount was recorded within accrued expenses at October 31, 2013. During the fiscal year ended October 31, 2014, the Company canceled this distribution.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the Company's shipping point.
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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Agrinatural recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee for the arrangement is fixed or determinable and collectability is reasonably assured.
Cash
The Company maintains its accounts at multiple financial institutions. At times throughout the year, the Company's cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. The Company does not believe it is exposed to any significant credit risk on its cash balances.
Restricted Cash
The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions.
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2014 or 2013. It is at least possible this estimate will change in the future.
Inventory
Inventory is stated at the lower of cost or market. Cost for all inventories is determined using the first in first out method (FIFO). Market is based on current replacement values except that it does not exceed net realizable values and it is not less than net realizable values reduced by allowances from normal profit margin. Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers' grains, and corn oil.
Derivative Instruments
From time to time, the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives in the balance sheets at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in earnings.
Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as "normal purchases or normal sales". Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.
Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements.
In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company's ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.
The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.
Other Intangibles
Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $58,000, $18,000 and $32,000 during the fiscal years ended October 31, 2014, 2013 and 2012, respectfully.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided over an estimated useful life by use of the straight-line deprecation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Construction in progress expenditures will be depreciated using the straight-line method over their estimated useful lives once the assets are placed into service. Depreciable useful lives are as follows:

Land improvements	15 Years
Plant building and equipment	7 - 40 Years
Vehicles and other equipment	5 - 7 Years
Office buildings and equipment	3 - 40 Years
Depreciation expense totaled approximately $4,264,000, $4,258,000 and $5,661,000 during the fiscal years ended October 31, 2014, 2013 and 2012, respectively.
Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2014 or 2013 that would have triggered impairment testing, and therefore, no impairment expense was recorded during 2014 or 2013. During 2012, the Company recorded an impairment charge of approximately $27,845,000 against long-lived assets.
Debt Financing Costs
Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method. Amortization and write-offs of debt financing costs for the fiscal year ended October 31, 2014, 2013, and 2012 was approximately $370,000, $21,000, and $27,000, respectively, which is included as a component of interest expense within the consolidated statements of operations.
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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 inputs include:

1.	Quoted prices in active markets for similar assets or liabilities.

2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.

3.	Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.
The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. Except for the impairment charge recorded in 2012, no events occurred during the fiscal 2014, 2013, or 2012 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.
The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of debt has been estimated using discounted cash flow analysis based upon the Company's current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The Company believes the carrying amount of its debt facilities approximates the fair value.
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
The Company files income tax returns in the United States federal and Minnesota state jurisdictions. The Company is no longer subject to United States federal and state income tax examinations by tax authorities for years before 2011.
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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. The Company has not yet determined the potential effects of the new standard on the consolidated financial statements, if any.
2. RISKS AND UNCERTAINTIES
The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers' grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%- 85% of total revenues and corn costs average 65%- 85% of cost of goods sold.
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
3. FAIR VALUE MEASUREMENTS
The Company follows accounting guidance related to fair value disclosures. For the Company, this guidance applies to certain derivative investments. The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.
The Company did not have any assets or liabilities that were accounted for at fair value on a recurring basis as of October 31, 2013. The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis as of October 31, 2014.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable inputs
Financial Assets		Fair Value	(Level 1)	(Level 2)	(Level 3)
Corn Derivative Contracts	$437,500	$437,500	$437,500	$—	$—
We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

4. CONCENTRATIONS
The Company sells all of the ethanol and distiller grains produced to three customers under marketing agreements at October 31, 2014. At October 31, 2014 and 2013, one customer comprised nearly all of accounts receivable.
5. INVENTORY
Inventory consists of the following at October 31:

	2014	2013
Raw materials	$2,462,754	$632,790
Work in process	791,490	845,628
Finished Goods	1,072,646	3,324,166
Supplies	860,377	801,725
Totals	$5,187,267	$5,604,309
6. DERIVATIVE INSTRUMENTS
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
The following table provides detail regarding the Company's derivative financial instruments at October 31, 2014:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$437,500	$—
Totals		$437,500	$—
As of October 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,790,000 bushels, comprised of long corn positions on 2,605,000 bushels, and short corn positions on 185,000 bushels, that were entered into to hedge forecasted corn purchases through July 2015. As of October 31, 2013, the Company did not have any outstanding derivative instruments. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.
As of October 31, 2014, the Company had approximately $264,000 of cash collateral (restricted cash) related to corn derivatives held by a broker. As of October 31, 2013, the Company did not have any cash classified as restricted.
The following tables provide details regarding the gains and (losses) from the Company's derivative instruments in Consolidated Statements of Operations, none of which are designated as hedging instruments:

	Statement of Operations location	Twelve Months Ended October 31,
		2014	2013	2012
Corn contracts	Cost of goods sold	$787,617	$—	$1,088,000
Natural gas contracts	Cost of goods sold	—	—	(446,000)
Totals		$787,617	$—	$642,000

7. DEBT FACILITIES
Long-term debt consists of the following:

	October 31, 2014	October 31, 2013
Term note payable to lending institution, see terms below.	$—	$16,577,641
Revolving term note payable to lending institution, see terms below.	—	5,979,876
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	2,018,767	2,246,771
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	102,074	152,698
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	172,072	205,209
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	218,750	293,750
Note payable to a lending institution for the construction of the pipeline assets with a maturity in December 2016. Interest is at 5.29% and the note is secured by substantially all assets of Agrinatural. The note was paid off in full on July 29, 2014.	—	1,013,132
Note payable to noncontrolling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0% due on demand.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company pays approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015 and the note is secured by the equipment.	146,984	640,653
Subordinated Convertible Debt, see terms below.	—	4,143,000
Totals	2,958,647	31,552,730
Less amounts due within one year	846,235	3,371,575
Net long-term debt	$2,112,412	$28,181,155
Term Note Payable
At October 31, 2013, the Company had a term loan with AgStar.  The Company was making equal monthly payments of principal and interest of approximately $223,000 on the term loan based on a 10-year amortization, provided the entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on the maturity date of September 1, 2016.  On July 30, 2014, using funds from the Credit Facility that the Company executed with AgStar (discussed below), the Company repaid the entire outstanding balance of their credit facilities under the Sixth Amended and Restated Master Loan Agreement dated May 17, 2013 with AgStar.
Revolving Term Note
At October 31, 2013 the Company had a three-year revolving term loan commitment in the amount of $18.5 million, under which AgStar agreed to make periodic advances to the Company up to this original amount until September 1, 2016.
On July 30, 2014, the Company entered into a new master loan agreement and related loan documents (the “Credit Facility”) with AgStar Financial Services, FCLA (“AgStar”). The Credit Facility provides the Company with a new comprehensive revolving term loan commitment in the amount of $28 million (the “Term Revolving Loan”), under which AgStar agreed to make one or more advances to the Company for use by the Company to repay the
Company's debt currently outstanding with AgStar, provide a loan financing to Agrinatural Gas, LLC, the Company's indirect subsidiary, provide working capital to the Company, and pay fees and expenses in connection with the Company's refinancing. Following the loan closing, the Company had approximately $7.5 million outstanding on the Term Revolving Loan.
Amounts borrowed by the Company under the Term Revolving Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date, provided that outstanding advances may not exceed the amount of the Term Revolving Loan commitment. Under the terms of the Credit Facility, the Term Revolving Loan commitment is scheduled to decline by $3.5 million annually, beginning on March 1, 2015 and each anniversary date thereafter. In the event any amount is outstanding on the Term Revolving Loan in excess of the new credit limit, the Company agreed to repay principal on the loan until they reach the new credit limit. Interest on the Term Revolving Loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The interest rate is subject to weekly adjustment. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the Term Revolving Loan commitment at the rate of 0.050% per annum. The Term Revolving Loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. The Credit Facility contains customary financial and affirmative covenants and negative covenants.
In exchange for the Credit Facility, the Company entered into customary loan documents and certificates, including a Security Agreement granting AgStar a first lien security interest in all of the Company’s equipment and other assets; and a Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement encumbering on a first lien basis all the Company’s real property and improvements, including the ethanol production facility located in Heron Lake, Minnesota; guaranties from the Company’s wholly-owned subsidiaries Lakefield Farmers Elevator, LLC and HLBE Pipeline Company, LLC, under which the subsidiaries guaranteed full payment and performance of the Company’s obligations to AgStar.

As part of the Credit Facility closing, the Company entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 as the agent for Ag Star.

Note Payable on Pipeline Assets (Agrinatural)

The Company had a note payable to a lending institution for the construction of the pipeline assets of Agrinatural. The note was initially due in December 2011, however, was subsequently converted in February 2012 to a term loan with a three year repayment period. During November 2013, the note payable was refinanced with the lending institution with additional borrowings of approximately $759,000 being made. Amounts outstanding on the term loan were to bear interest at 5.29%, payable monthly, with a maturity in December 2016. The term loan was secured by substantially all assets of Agrinatural. The note was paid off in full during July of 2014.
Subordinated Convertible Debt
On May 17, 2013, the Company’s Board of Governors loaned the Company approximately $1.4 million as part of the subordinated convertible debt offering. An additional $3.7 million was raised as part of a subordinated convertible debt offering during September 2013. The convertible secured debt was subordinated to the AgStar debt. The notes had interest at 7.25% and were originally due in October 1, 2018. Each note was convertible into Class A stock at a rate of $0.30 per Class A unit. At the issuance, each debt holder had the option to convert to Class A units. As a result, holders elected to convert $934,500 in September 2013 for 3,115,000 Class A units.
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

As of the close of business on June 20, 2014, the last day to elect conversion, note holders holding an aggregate principal amount of $3,938,000 of Notes elected to convert their Notes into units of the Company. On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value. In addition, on the same day, the Company paid accrued and unpaid interest through July 1, 2014 to all note holders, including those electing conversion, per the terms of the Notes and the Indenture. See Note 8 for additional details.
Estimated maturities of long-term debt at October 31, 2014 are as follows:

2015	$846,235
2016	418,011
2017	380,064
2018	332,182
2019	319,596
After 2019	662,559
Total debt	$2,958,647
8. MEMBERS' EQUITY
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
On August 30, 2011, the Company commenced a subscription rights offering to holders of its Class A units who are residents of the State of Minnesota for an aggregate of 16,500,000 Class A units at a purchase price of $0.50 per unit. No eligible Class A unit holder could purchase more than 77.73% of the Units currently held by such unit holder as of August 30, 2011. In addition, purchasers of units were required to deposit $.125 per unit into an escrow account that was to be held to guarantee a portion of the debt of Agrinatural. Amounts collected related to this guarantee were subsequently returned. The offering period expired on October 15, 2011. The Company closed on the offering in November 2011 having sold 1,414,033 Class A units for approximately $542,000, net of offering expenses.
On July 31, 2013, the Company issued 8,075,000 Class A units and 15,000,000 Class B units, at a purchase price of $0.30 per unit, to Project Viking for total proceeds of approximately $6,900,000.
On September 18, 2013, the Company issued 3,115,000 Class A units, at a conversion price of $0.30 per unit, to current members upon conversion of subordinated convertible debt of $934,500.
On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of the Subordinated Convertible Notes discussed in Note 7 electing conversion and redeemed the remaining $207,000 of the Notes at par value.
At October 31, 2013, there are 49,812,107 Class A units issued and outstanding and 15,000,000 Class B units issued and outstanding. At October 31, 2014, there were 62,932,107 Class A units and 15,000,000Class B units issued and outstanding.
Subsequent to the end of the Company's 2014 fiscal year, on December 18, 2014, the Company's board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9,352,000 to be paid to members of record as of December 18, 2014. The distribution was paid in January 2015. Based on the covenants contained in in the Company's AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.

9. LEASES
The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for fiscal 2014, 2013, and 2012 was approximately $1,900,000, $1,800,000, and $2,200,000, respectively.
At October 31, 2014, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2015	$2,133,300
2016	2,133,300
2017	1,006,650
2018	—
2019	—
Total lease commitments	$5,273,250
10. INCOME TAXES
The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2014	2013
Consolidated financial statement basis of assets	$66,122,250	$60,793,917
Plus: Organization and start-up costs capitalized	1,248,749	1,406,418
Less: Unrealized gains on commodity derivative instruments	(437,500)	—
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(43,116,534)	(39,647,694)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$51,661,544	$50,397,220
There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2014 and 2013.
11. RELATED PARTY TRANSACTIONS
Project Viking, LLC
On July 31, 2013, Project Viking invested $6.9 million in the Company for 8,075,000 Class A units and 15,000,000 Class B units at a purchase price of $0.30 per unit.
In May 2013, Project Viking participated in the initial subordinated convertible debt offering and lent the Company $102,000.
On July 31, 2013, Project Viking obtained a controlling interest in the Company. On July 31, 2013, Project Viking sold its interest to Granite Falls Energy, L.L.C. ("GFE"), which is now considered a related party. GFE operates an ethanol plant in the Midwest.
Granite Falls Energy, LLC
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
During years two and three of the agreement, the Company agreed to pay GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  At the expiration of the initial term, the agreement will automatically renew for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term. Total expenses under this agreement were $392,000 and $105,000 for fiscal years 2014 and 2013, respectively.
As part of the purchase of Project Viking, GFE obtained the interest in Project Viking's convertible subordinated debt in the amount of $102,000 . In September 2013, the Company completed the convertible subordinated debt offering of $5,077,000 and each subscriber had the option to convert to units at $0.30 per unit conversion price. Subsequently, in September 2013, GFE converted their $102,000 of subordinated debt for 340,000 Class A units. The Company paid approximately $2,000 in interest expense to GFE related to the subordinated convertible debt for the year ended October 31, 2013.
Corn Purchase - Members
The Company purchased approximately $14,860,000 of corn from board members in fiscal year 2014 and none in 2013 and 2012.
Agrinatural
During 2013, the Company borrowed $300,000 from the noncontrolling interest member of Agrinatural. Total interest paid in relation to this note payable amounted to approximately $16,000 during the years ended October 31, 2014 and 2013.
12. COMMITMENTS AND CONTINGENCIES
Water Agreements
In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years. The Company has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well, and provides for the Company, combined with an unrelated company, to approve any other supply contracts that the City may enter into. In consideration, the Company will pay one half of the City's water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company's water usage, plus a 10% profit. These costs will be paid as water usage fees. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 7. The Company pays operating and administrative expenses of approximately $12,000 per year.
In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 7. The Company paid operating and maintenance expenses of approximately $114,000, $289,000, and $349,000 in fiscal 2014, 2013, and 2012, respectively.
Marketing Agreements
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
Gavilon Ingredients, LLC has serves as the distillers' grains marketer for our plant pursuant to a distillers' grains off-take agreement. Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers' grains produced at our ethanol plant. We pay Gavilon a service fee for its services under this agreement.
RPMG, Inc. markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.
The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC pursuant to which it buys all of its natural gas from Constellation. This agreement runs until October 31, 2015.

Forward Contracts
At October 31, 2014, the Company had forward contracts to buy approximately $1,356,000 of Natural Gas for deliveries in November 2014 through March 2015 which approximates 50% of its anticipated natural gas purchases during that period.

At October 31, 2014, the Company had cash and basis contracts for forward corn purchase commitments for approximately 608,000 bushels for deliveries through January 2015.

At October 31, 2014, the Company had forward contracts to sell approximately $23,915,000 of ethanol for various delivery periods from November 2014 through March 2015 which approximates 55% of its anticipated ethanol sales during that period.

At October 31, 2014, the Company had forward contracts to sell approximately $2,669,000 of distillers' grains for delivery in November 2014 through March 2015 which approximates 34% of its anticipated distillers' grain sales during that period.
Legal Proceedings
Coal Contract Termination Dispute and Settlement
Following the conversion of the plant by the Company from coal to natural gas as its primary fuel, the Company and Cloud Peak Energy Logistics LLC, formerly known as Northern Coal Transportation Company ("Cloud Peak"), entered into a Confidential Settlement Agreement and Mutual Release ("Settlement Agreement") to resolve all claims related to the coal contract dispute on April 30, 2012. Under the terms of the Settlement Agreement, the Company made a one-time cash payment to Cloud Peak in the amount of $900,000 (the "Settlement Payment").
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
13. BUSINESS SEGMENTS
Based on the growth of the Company's natural gas pipeline subsidiary during the fourth quarter of fiscal 2014, the Company has determined they now have two operating segments. The Company groups its operations into the following two business segments:

Ethanol Production:	Ethanol and co-product production and sales
Natural gas pipeline:	Ownership and operations of natural gas pipeline

Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses.   The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated. The accounting policies of the segments are the same as those described in Note 1.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income for the fiscal years ended October 31:

Revenue:	2014	2013
Ethanol production	$148,512,052	$162,804,003
Natural gas pipeline	2,621,898	2,500,330
Eliminations	(1,715,906)	(1,540,189)
Total Revenue	$149,418,044	$163,764,144

Operating Income:	2014	2013
Ethanol production	$26,170,923	$5,276,309
Natural gas pipeline	1,443,571	1,277,014
Eliminations	(1,715,906)	(1,540,189)
Operating Income	$25,898,588	$5,013,134

Total Assets:	2014	2013
Ethanol production	$53,826,820	$54,601,659
Natural gas pipeline	12,295,430	6,192,258
Total assets	$66,122,250	$60,793,917

14. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2014
Revenues	$40,910,555	$39,149,053	$39,082,103	$30,276,333
Gross profit	7,180,730	7,602,033	8,292,015	5,773,857
Operating income	6,340,753	6,758,565	7,514,741	5,284,529
Net income attributable to Heron Lake BioEnergy, LLC	5,824,444	6,323,059	6,785,754	5,035,588
Basic earnings per unit (Class A and B)	$0.09	$0.10	$0.10	$0.06
Diluted earnings per unit (Class A and B)	$0.08	$0.08	$0.09	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$44,121,305	$35,498,926	$45,583,441	$38,560,472
Gross profit	920,219	698,812	4,060,158	2,547,981
Operating income (loss)	(95,367)	(192,887)	3,385,958	1,915,430
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(920,554)	(998,139)	2,554,493	1,305,042
Basic earnings (loss) per unit (Class A and B)	$(0.02)	$(0.03)	$0.07	$0.03
Diluted earnings (loss) per unit (Class A and B)	$(0.02)	$(0.03)	$0.06	$0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2012
Revenues	$38,861,794	$41,186,236	$41,908,904	$46,703,001
Gross profit (loss)	264,570	1,102,346	1,921,833	(1,158,097)
Operating income (loss)	(586,037)	(660,787)	1,206,927	(29,745,361)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(1,312,813)	(1,356,345)	470,598	(30,507,102)
Basic and diluted earnings (loss) per unit (Class A and B)	$(0.04)	$(0.04)	$0.01	$(0.84)
The above quarterly financial date is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Based upon this review and evaluation, these officers have concluded that the material weaknesses previously disclosed in our 2013 annual report on Form 10-K (the “preceding Form 10-K”) have been fully remediated. Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2014 to address these weaknesses, including entering into a management agreement with Granite Falls Energy to provide, among other things, assistance with our financial and accounting functions, implementing new revenue recognition models and improving, from a holistic standpoint, our internal controls. As of October 31, 2014, all remedial actions to address these material weaknesses have been implemented, tested and determined to be operating effectively.
However, in the fourth quarter of 2014 and subsequent to the end of fiscal year 2014, our management determined that internal controls over the accounting, financial reporting and oversight at our majority owned subsidiary, Agrinatural Gas, LLC, were not effective, and that the magnitude of these weaknesses could be material enough to effect our internal control over our consolidated financial reporting. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our consolidated disclosure controls and procedures are not effective as of October 31, 2014 due to the potential effect of the material weaknesses at our majority owned subsidiary, Agrinatural Gas, LLC.
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:
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

In conducting the aforementioned evaluation, management concluded that the Company has fully remediated the material weaknesses in our financial close reporting and close procedures and recognition of revenue identified in the preceding From 10-K as discussed above. However, management has concluded that our internal control over financial reporting was ineffective as of October 31, 2014 due to the potential effect of the ineffective internal controls at Agrinatural, our majority owned subsidiary, on our internal control over financial reporting as described above. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
In light of the foregoing, management is in the process of developing additional procedures to help address these issues at our majority owned subsidiary. In addition, as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods for the periods presented in accordance with United States GAAP.
An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.
(c) Changes in Internal Controls Over Financial Reporting
Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2014).
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Information required by this Item is incorporated by reference to the 2015 Proxy Statement.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)	Financial Statements
The consolidated financial statements appear beginning at page 46 of this report.

(b)	Financial Statement Schedules
All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(c)	Exhibits
See "Exhibit Index" on the page following the Signature Page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date:	January 28, 2015	/s/ Steve A. Christensen
Steve Christensen
Chief Executive Officer

Date:	January 28, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2015	/s/ Steve A. Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 28, 2015	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 28, 2015	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 28, 2015	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 28, 2015	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 28, 2015	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 28, 2015	/s/ Robert J. Ferguson
Robert Ferguson, Governor

Date:	January 28, 2015	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 28, 2015	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 28, 2015	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 28, 2015	/s/ David Woestehoff
David Woestehoff, Governor

Date:	January 28, 2015	/s/ Kenton Johnson
Kenton Johnson, Alternate Governor

Date:	January 28, 2015	/s/ Milton J. McKeown
Milton McKeown, Alternate Governor

Date:	January 28, 2015	/s/ Marty Seifert
Marty Seifert, Alternate Governor

HERON LAKE BIOENERGY, LLC
INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference To:
3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company's Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the "2008 Registration Statement").
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 5, 2008.
4.3	Indenture dated as of September 18, 2013, by and between Heron Lake BioEnergy, LLC and U.S. Bank National Association	Exhibit 4.1 of the Company's Current Report on Form 8-K dated September 8, 2013.
10.1	Fourth Amended and Restated Loan Agreement dated October 1, 2007 by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 of the Company's 2008 Registration Statement.
10.2	Third Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.2 of the Company's 2008 Registration Statement.
10.3	Fourth Supplement dated October 1, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.3 of the Company's 2008 Registration Statement.
10.4	Term Note dated October 1, 2007 in principal amount of $59,583,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.4 of the Company's 2008 Registration Statement.
10.5	Term Revolving Note dated October 1, 2007 in principal amount of $5,000,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.5 of the Company's 2008 Registration Statement.
10.6	Personal Guaranty dated October 1, 2007 by Roland Fagen, guarantor, in favor of AgStar Financial Services, PCA	Exhibit 10.6 of the Company's 2008 Registration Statement.
10.7	Fourth Amended and Restated Guaranty dated October 1, 2007 by Lakefield Farmers Elevator, LLC in favor of AgStar Financial Services, PCA	Exhibit 10.7 of the Company's 2008 Registration Statement.
10.8	Fifth Supplement dated November 19, 2007 to Fourth Amended and Restated Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.8 of the Company's 2008 Registration Statement.
10.9	Revolving Line of Credit Note dated November 19, 2007 in principal amount of $7,500,000 by Heron Lake BioEnergy, LLC to AgStar Financial Services, PCA as lender	Exhibit 10.9 of the Company's 2008 Registration Statement.
10.10
Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors
Exhibit 10.10 of the Company's 2008 Registration Statement.
10.11	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company's 2008 Registration Statement.
10.12	Standard Form of Agreement between Owner and Designer—Lump Sum dated September 28, 2005 by and between Fagen, Inc. and Heron Lake BioEnergy, LLC†	Exhibit 10.12 of Amendment No. 4 to the Company's 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.13	Distiller's Grain Marketing Agreement dated October 5, 2005 by and between Heron Lake BioEnergy, LLC and Commodity Specialist Company as assigned to CHS Inc. as of August 17, 2007	Exhibit 10.13 of the Company's 2008 Registration Statement.
10.14	Ethanol Fuel Marketing Agreement dated August 7, 2006 by and between RPGM, Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.14 of the Company's 2008 Registration Statement.
10.15	Letter Agreement re: Environmental Compliance Support dated March 12, 2007 by and between Fagen Engineering, LLC Heron Lake BioEnergy, LLC	Exhibit 10. 15 of the Company's 2008 Registration Statement.
10.16	Coal Loading, Transport, and Delivery Agreement effective as of April 1, 2007 by and between Tersteeg Transport Inc. and Heron Lake BioEnergy, LLC	Exhibit 10.16 of the Company's 2008 Registration Statement.
10.17	Coal Transloading Agreement dated June 1, 2007 by and between Southern Minnesota Beet Sugar Cooperative and Heron Lake BioEnergy, LLC†	Exhibit 10.17 of the Company's 2008 Registration Statement.
10.18	Master Coal Purchase and Sale Agreement dated June 1, 2007 by and between Northern Coal Transport Company and Heron Lake BioEnergy, LLC, including confirmation letter dated July 13, 2007†	Exhibit 10.18 of the Company's 2008 Registration Statement.
10.19	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company's 2008 Registration Statement.
10.20	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company's 2008 Registration Statement.
10.21	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company's 2008 Registration Statement.
10.22	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company's 2008 Registration Statement.
10.23	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company's 2008 Registration Statement.
10.24	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company's 2008 Registration Statement.
10.25	Employment Agreement dated February 1, 2008 by and between Heron Lake BioEnergy, LLC and Robert J. Ferguson*	Exhibit 10.25 of the Company's 2008 Registration Statement.
10.26	Compliance Agreement effective January 23, 2007 by and between Heron Lake BioEnergy, LLC and the Minnesota Pollution Control Agency	Exhibit 10.28 to Amendment No. 1 to the Company's 2008 Registration Statement.
10.27	Letter Agreement dated November 25, 2008 by and between Heron Lake BioEnergy, LLC, CFO Systems, LLC and Brett L. Frevert relating to the services of Brett L. Frevert*	Exhibit 10.1 to Current Report on Form 8-K dated November 26, 2008.
10.28	Ethanol Purchase and Marketing Agreement dated September 2, 2009 by and between Heron Lake BioEnergy, LLC and C&N Ethanol Marketing Corporation	Exhibit 10.1 to Current Report on Form 8-K dated September 2, 2009.
10.29	Amendment No. 4 to Fifth Supplement dated December 8, 2009 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.32 to Annual Report on Form 10-K for the year ended October 31, 2009.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.30	Amendment No. 5 to Fifth Supplement to the Master Loan Agreement dated March 25, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated March 25, 2010
10.31	Amendment No. 6 to Fifth Supplement to the Master Loan Agreement dated May 27, 2010 by and between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.2 to Current Report on Form 8-K dated March 25, 2010
10.32	Amended and Restated Fifth Supplement dated as of July 2, 2010 to the Master Loan Agreement by and between AgStar Financial Services, PCA and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K dated July 2, 2010
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
Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2013.
10.70	Letter Agreement between CFO Systems, LLC and Heron Lake BioEnergy, LLC effective July 8, 2013*	Exhibit 10.1 to Current Report on Form 8-K dated July 5, 2013.
10.71	Amendment No. 1 to Sixth Amended and Restated Master Loan Agreement dated effective as of July 31, 2013 between Heron Lake BioEnergy, LLC and AgStar Financial Services, PCA	Exhibit 10.1 to Current Report on Form 8-K dated August 27, 2013.
10.72	Assignment and Amendment Agreement dated July 2, 2013 by and among Heron Lake BioEnergy, LLC, Gavilon, LLC and Gavilon Global Ag Holdings, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.73	Subscription Agreement Including Investment Representations, dated July 31, 2013, by and between Heron Lake BioEnergy, LLC and Project Viking, L.L.C.	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.74	Subscription Supplement Agreement dated July 31, 2013, by and among Heron Lake BioEnergy, LLC, Granite Falls Energy, LLC and Project Viking, L.L.C.	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.75	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.76	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.77	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013
10.78	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.79	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.80	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.81	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.82	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.83	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.84	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.85	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.86	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.87	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.88	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.89	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
101.1
The following materials from Heron Lake BioEnergy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2014 and October 31, 2013, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2014, 2013, and 2012, (iii) the Consolidated Statements of Changes in Members' Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2014, 2013, and 2012, and (v) the Notes to Consolidated Financial Statements.

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