Form 10-Q
period 2015-01-31
Heron Lake BioEnergy, LLC
filed 2015-03-16
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of March 16, 2015, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	January 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$624,399	$662,128
Restricted cash	168,400	264,086
Accounts receivable	831,409	4,055,981
Inventory	6,146,471	5,187,267
Commodity derivative instruments	357,700	437,500
Prepaid expenses	436,984	289,740
Total current assets	8,565,363	10,896,702

Property and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	80,066,791	73,080,366
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	610,791	613,407
Construction in progress	386,881	6,559,517
	90,788,277	89,977,104
Accumulated depreciation	(36,732,862)	(35,609,106)
Net property and equipment	54,055,415	54,367,998

Other Assets
Other intangible assets, net	150,759	160,296
Other assets	697,254	697,254
Total other assets	848,013	857,550

Total Assets	$63,468,791	$66,122,250

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Balance Sheet

	January 31, 2015	October 31, 2014
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Checks in excess of bank balance	$3,425,828	$—
Current maturities of long-term debt	728,760	846,235
Accounts payable	6,122,387	7,047,544
Accrued expenses	261,071	215,616
Total current liabilities	10,538,046	8,109,395

Long-Term Debt, net of current maturities	5,439,299	2,112,412

Members’ Equity
Members' equity attributable to Heron Lake BioEnergy, LLC: 77,932,107 units (Class A and B) issued and outstanding at both January 31, 2015 and October 31, 2014, respectively.	46,574,526	55,047,120
Noncontrolling interest	916,920	853,323
Total members’ equity	47,491,446	55,900,443

Total Liabilities and Members’ Equity	$63,468,791	$66,122,250

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
Revenues	$27,177,449	$40,910,555

Cost of Goods Sold	25,330,399	33,729,825

Gross Profit	1,847,050	7,180,730

Operating Expenses	880,382	839,977

Operating Income	966,668	6,340,753

Other Income (Expense)
Interest income	—	221
Interest expense	(48,066)	(433,986)
Other income	24,251	26,902
Total other expense, net	(23,815)	(406,863)

Net Income	942,853	5,933,890

Net Income Attributable to Noncontrolling Interest	(63,597)	(109,446)

Net Income Attributable to Heron Lake BioEnergy, LLC	$879,256	$5,824,444

Weighted Average Units Outstanding - Basic	77,932,107	64,812,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.01	$0.09

Weighted Average Units Outstanding - Diluted	77,932,107	78,622,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.01	$0.07

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income	$942,853	$5,933,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,133,293	1,122,940
Loss in sale of equipment	—	1,360
Change in fair value of commodity derivative instruments	(14,038)	63,514
Change in operating fair value of operating assets and liabilities:
Restricted cash	95,686	(285,250)
Accounts receivable	3,224,572	(5,298,852)
Inventory	(959,204)	1,557,626
Prepaid expenses and other assets	(147,244)	(35,984)
Accounts payable	(1,198,111)	698,958
Accrued expenses	45,455	95,007
Commodity derivative instruments	93,838	(37,376)
Net cash provided by operating activities	3,217,100	3,815,833

Cash Flows from Investing Activities
Capital expenditures	(538,219)	(634,113)
Net cash used in investing activities	(538,219)	(634,113)

Cash Flows from Financing Activities
Checks in excess of bank balance	3,425,828	—
Proceeds from long-term debt	3,354,979	759,010
Payments on long-term debt	(145,567)	(3,285,783)
Distributions to members	(9,351,850)	—
Net cash used in financing activities	(2,716,610)	(2,526,773)

Net increase (decrease) in cash	(37,729)	654,947

Cash - Beginning of period	662,128	543,238

Cash - End of period	$624,399	$1,198,185

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$63,531	$348,955

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$—	$84,523
Capital expenditures and construction in process included in accounts payable	$272,954	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2014, contained in the Company’s annual report on Form 10-K.

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

Principles of Consolidation

The financial statements as of January 31, 2015 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the "Company". HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations. All significant intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, the analysis of impairment of long-lived assets and valuation of commodity derivative instruments, inventory, and inventory purchase and sales commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two automatic renewal options for five year periods. On July 1, 2014, the Company entered into amendment of its natural gas transportation agreement dated May 13, 2011 with Agrinatural in which the Company agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the transportation agreement to October 31, 2021.

The Company previously declared a distribution to noncontrolling interest members for approximately $86,000.  This amount was recorded within accrued expenses at October 31, 2013.  During the three month period ended January 31, 2014, the Company canceled this distribution.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded with the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. Title is generally assumed by the buyer at the Company’s shipping point.

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

2.    RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers' grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 70% -80% of total revenues and corn costs average 70%-90% of cost of goods sold.

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

3.    INVENTORY

Inventory consisted of the following:

	January 31, 2015	October 31, 2014
Raw materials	$1,692,412	$2,462,754
Work in process	804,236	791,490
Finished Goods	2,789,446	1,072,646
Supplies	860,377	860,377
Total	$6,146,471	$5,187,267

4.    DERIVATIVE INSTRUMENTS

As of January 31, 2015, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,650,000 bushels that were entered into to hedge forecasted corn purchases through December 2015. There may be offsetting positions that are shown on a net basis that could lower the notional amount of positions outstanding.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2015, none of which are designated as hedging instruments:

	Balance Sheets location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$357,700	$—

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

As of October 31, 2014, the total notional amount of the Company's outstanding corn derivative instruments was approximately 2,790,000 bushels that were entered into to hedge forecasted corn purchases through July 2015. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2014, none of which are designated as hedging instruments:

	Balance Sheets location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$437,500	$—

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statements of	Three Months Ended January 31,
	Operations Locations	2015	2014
Corn contracts	Cost of goods sold	$14,038	$(63,514)

As of January 31, 2015 and October 31, 2014, the Company had approximately $168,000 and $264,000, respectively, of cash collateral (restricted cash) related to corn derivatives held by a broker.

5.     FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at January 31, 2015:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet January 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$357,700	$357,700	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet October 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$437,500	$437,500	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

6.    DEBT FINANCING

Debt financing consists of the following:

	January 31, 2015	October 31, 2014
Revolving term loan to lending institution, see terms below	$3,354,979	$—
Assessments payable	2,284,237	2,292,913
Note payable to electrical company	200,000	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable.	28,843	146,984
Total	6,168,059	2,958,647
Less amounts due on demand or within one year	728,760	846,235
Net long term debt	$5,439,299	$2,112,412

Revolving Term Loan

The Company has a revolving term loan with a lender totaling $28,000,000. Amounts borrowed by the Company under the Revolving Term Loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the Credit Facility, the Revolving Term Loan commitment is scheduled to decline by $3.5 million annually, beginning on March 1, 2015 and each anniversary date thereafter. Interest on the Revolving Term Loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the Revolving Term Loan commitment at the rate of 0.50% per annum. The Revolving Term Loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. The Credit Facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $3,355,000 and $0 at January 31, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.42% and 3.41% at January 31, 2015, and October 31, 2014, respectively.

As part of the Credit Facility closing, the Company entered into an Administrative Agency Agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the Credit Facility.

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of January 31, 2015, there was a total of $2.3 million in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

Estimated annual maturities of debt at January 31, 2015 are as follows based on the most recent debt agreements:

2015	$728,760
2016	418,728
2017	362,086
2018	333,015
2019	307,934
After 2019	4,017,536
Total long-term debt	$6,168,059

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

At January 31, 2015, the Company had basis contracts for forward corn purchase commitments for approximately 1,990,000 bushels for deliveries through July 2015.

At January 31, 2015, the Company had forward contracts to sell approximately $13,375,000 of ethanol for various delivery periods from February 2015 through March 2015 which approximates 90% of its anticipated ethanol sales during that period.

At January 31, 2015, the Company had forward contracts to sell approximately $7,415,000 of distillers' grains for delivery through September 2015 which approximates 15% of its anticipated distillers grain sales during that period.

At January 31, 2015, the Company had forward contracts to buy approximately $540,000 of natural gas for deliveries through March 2015 which approximates 50% of its anticipated natural gas purchases during that period.
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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both January 31, 2015 and October 31, 2014.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.       LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $519,000 and $448,000 for the three months ended January 31, 2015 and 2014, respectively.

11.       RELATED PARTY TRANSACTIONS

Agrinatural has a management and operating agreement with Swan Engineering, Inc. ("SEI"). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under this management and operating, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business and Agrinatural pays SEI monthly fee of $6,000. The management and operating agreement with SEI expires July 1, 2019.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
January 31, 2015

11.       BUSINESS SEGMENTS

Based on the growth of the Company’s natural gas pipeline subsidiary during the fourth quarter of fiscal 2014, the Company has determined they have two operating segments. The Company groups its operations into the following two business segments:

Ethanol Production	Ethanol and co-product production and sales
Natural gas pipeline	Ownership and operations of natural gas pipeline

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three months ended	Three months ended
	January 31, 2015	January 31, 2014
Revenue:
Ethanol production	$26,813,093	$40,637,331
Natural gas pipeline	816,562	708,743
Eliminations	(452,206)	(435,519)
Total Revenue	$27,177,449	$40,910,555

Operating Income:
Ethanol production	$678,513	$5,916,544
Natural gas pipeline	404,550	537,444
Eliminations	(116,395)	(113,235)
Operating Income	$966,668	$6,340,753

	January 31, 2015	October 31, 2014
Total Assets:
Ethanol production	$50,825,417	$53,826,820
Natural gas pipeline	12,643,374	12,295,430
Total assets	$63,468,791	$66,122,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended January 31, 2015, compared to the same period of the prior fiscal year. This section should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would”, and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended October 31, 2014 and in this Quarterly Report on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Available Information

Our website address is www.heronlakebioenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Filings”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this quarterly report on Form 10-Q.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. References to "we", "us", "our", "Heron Lake BioEnergy", "HLBE", and the "Company" refer to Heron Lake BioEnergy, LLC. Our business consists of the production and sale of ethanol and its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) and natural gas pipeline operations, natural gas pipeline distribution and services through the Company's majority owned subsidiary, Agrinatural Gas, LLC ("Agrinatural").

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results and expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation. Refer to Note 11, “Business Segments”, of the notes to the condensed consolidated financial statements for financial information about our financial reporting segments.

Ethanol Production

Our primarily line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (wet, modified wet, and dried distillers' grains, non-edible corn oil and corn syrup). These operations are aggregated into one financial reporting segment.

Our ethanol plant has a nameplate capacity of 50 million gallons per year and a permitted capacity of approximately 59.2 million gallons per year. We are currently operating above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so. We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers' grains, Renewable Products Marketing Group, LLC to market our corn oil. We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers.

Natural Gas Pipeline

Through our wholly owned subsidiary, HLBE Pipeline Company, LLC, we indirectly own 73% of Agrinatural. Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 185 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural's revenues are generated through natural gas distribution fees and sales. The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

Agrinatural has a management and operating agreement with Swan Engineering, Inc. ("SEI"). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under this management and operating, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business and Agrinatural pays SEI monthly fee of $6,000. The management and operating agreement with SEI expires July 1, 2019.

During the normal course of business, the Company enters into transactions between its two operating segments as a result of the Company's firm natural gas transportation agreement with Agrinatural. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, revenues and corresponding costs are eliminated in consolidation and do not impact the Company’s unaudited condensed consolidated results.

Trends and Uncertainties Impacting Our Operations

Our current results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain commodity prices, especially prices for corn, ethanol, distillers' grains and natural gas; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and that declining crude oil prices, as well as the continued uncertainty related to the 2014 and future RFS volume obligations, will have a significant impact on the market price of ethanol and our profitability over the next twelve months.

The primary federal ethanol support is the federal Renewable Fuels Standard (the “RFS”). The RFS is a national program that dictates a continuing increase in the amount of ethanol blended into the national gasoline supply requiring 36 billion gallons of renewable fuels be used annually by 2022. However, the U.S. Environmental Protection Agency ("EPA") can adjust the annual renewable volume obligation ("RVO") in certain circumstances through its rulemaking authority. For 2013, the statutory RVO for corn-based ethanol was approximately 13.8 billion gallons, and the statutory RVO for 2014 for corn-based ethanol was expected to be 14.4 billion gallons. In November 2013, the EPA issued a proposed rule that would reduce the 2014 RVO to 13.0 billion gallons of corn-based renewable fuel. As proposed, the 2014 RVO would be 1.4 billion gallon below the statutory RVO for 2014 and 800 million gallons less than the 2013 RVO, marking the first time the corn-based renewable fuel and total renewable fuel RVOs have been set below the legislated target. The proposal was originally subject to a 60-day comment period and the EPA planned to release the final version of the 2014 RVOs in June 2014, then extended the planned release date. On November 21, 2014, the EPA announced that it would not finalize the 2014 RVOs until sometime in 2015 to allow them to take the appropriate time to correct their methodology and establish the necessary volumes to move forward with the original intent of the RFS and set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations for the Three Months Ended January 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	January 31, 2015%		January 31, 2014%
Income Statement Data	(Unaudited)		(Unaudited)
Revenues	$27,177,449	100.0%	$40,910,555	100.0%
Cost of Goods Sold	25,330,399	93.2%	33,729,825	82.4%
Gross Profit	1,847,050	6.8%	7,180,730	17.6%
Operating Expenses	880,382	3.2%	839,977	2.1%
Operating Income	966,668	3.6%	6,340,753	15.5%
Other Expense, net	(23,815)	(0.1)%	(406,863)	(1.0)%
Net Income	942,853	3.5%	5,933,890	14.5%
Net Income Attributable to Noncontrolling Interest	(63,597)	(0.2)%	(109,446)	0.3%
Net Income Attributable to Heron Lake BioEnergy, LLC	$879,256	3.3%	$5,824,444	14.2%

Revenues

Revenues from our ethanol production segment represented approximately 98.7% and 99.3% of our total revenues for the three months ended January 31, 2015 and January 31, 2014, respectively. Revenues from our ethanol production segment derive primarily from three sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil. The remaining revenues from ethanol production are attributable to occasional incidental sales of corn syrup.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 3.0% and 1.7% of our total consolidated revenues for the three months ended January 31, 2015 and January 31, 2014, respectively. After accounting for intercompany eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services, Agrinatural's revenues represented 1.3% and 0.7% of our consolidated revenues for the three months ended January 31, 2015 and January 31, 2014, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015:

	Amount	% of Total Revenues
Ethanol sales	$21,750,167	80.0%
Distillers' grains sales	4,283,576	15.8%
Corn oil sales	645,036	2.4%
Corn syrup sales	134,315	0.5%
Agrinatural revenues (net of intercompany eliminations)	364,356	1.3%
Total Revenues	$27,177,449	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2014:

	Amount	% of Total Revenues
Ethanol sales	$31,656,045	77.4%
Distillers' grains sales	7,973,879	19.5%
Corn oil sales	826,067	2.0%
Corn syrup sales	181,341	0.4%
Agrinatural revenues (net of intercompany eliminations)	273,223	0.7%
Total Revenues	$40,910,555	100.0%

Revenues decreased by 33.6% for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014 due primarily to decreases in the average prices received for our ethanol and distillers' grains, as well decreases in the total gallons of ethanol and tons of distillers' grains sold.

Ethanol

The average price we received for our ethanol was 18.4% lower for the quarter ended January 31, 2015 as compared to the quarter ended January 31, 2014. Additionally, the decrease in the price per gallon we received was compounded by a 15.8% decrease in the number of gallons of ethanol sold during the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. The reduction in ethanol gallons sold was primarily due to system pressure fluctuations we experienced during the first half of the quarter ended January 31, 2015 which affected our ability to maintain production rates. To address the system pressure issues, we changed our sieve beads and replaced the condenser which allowed us to resume normal plant operations during the second half of the quarter.

Despite lower ethanol prices during the three months ended January 31, 2015 compared to the same period in 2014, the decline in corn prices has been more significant, resulting positive operating margins for the three month period ended January 31, 2015. The fall off in ethanol prices is the result of various factors including but not limited to the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. Domestic demand for ethanol has been weaker due to reduced gasoline demand as a result of the bitter cold that has plagued much of the country and hampered winter travel during the three months ended January 31, 2015. Additionally, during the same period, ethanol production remained relatively strong and domestic stocks of ethanol increased despite strong export markets, putting downward pressure on ethanol prices. Ethanol prices were also pushed lower by the continuation of the soft crude oil market. Further, based on the historic correlations between ethanol and corn prices, management also believes the continuing lower corn prices due to the record 2015 crop also negatively affected ethanol prices during the three months ended January 31, 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management believes the uncertainty related to EPA proposed changes in the RFS volume obligation during 2014 also impacted ethanol demand, negatively impacting ethanol prices. Management anticipates initial boost in gasoline demand once the winter months pass, also boosting ethanol demand, but that ethanol prices will remain lower during our 2015 fiscal year as a result of low corn prices, lower gasoline prices and continued uncertainty regarding the RFS.

Distillers' Grains

Total sales of distillers' grains during the three months ended January 31, 2015 were 46.3% less compared to distillers' grains sales during the three months ended January 31, 2014. The decline in distillers' grains revenues is primarily attributable to a decrease in the average distillers' grains price of 40.2% for the quarter ended January 31, 2015 as compared to the quarter ended January 31, 2014. The effect of the decrease in average distillers' grains price was compounded by a 10.2% decrease in the tons of distillers' grains sold during the three months ended January 31, 2015 as compared to the same period in 2014. This decrease in volume sold was a result of the system pressure fluctuations discussed above. Since distillers' grains are a co-product of the ethanol production process, when our ethanol production decreases, our distillers' grains production decreases as well. Our distillers' grains production levels returned to normal levels in the second half of the quarter once we had addressed the system pressure fluctuations.

Management attributes the decline in the market price of distillers' grains to significantly lower corn prices, coupled with increased supplies of corn and soybeans as a result of the completion of the large 2014 crop harvest, and lower demand from the Chinese export market during the three months ended January 31, 2015 compared to the same period in 2014. However, distillers' grains prices began rebounding in December 2014 in response to China's announcement that it would resume issuing import permits for distillers' dried grains from the United States. China had stopped issuing import permits in June 2014 as a result its discovery of MIR162, an unapproved GMO corn trait, in some distillers' grains shipments. Since the Chinese announcement, Chinese buyers have resumed purchases of United States distillers' grains and domestic distillers' grains prices have risen.

We anticipate that the market price of our dried distillers' grains will continue to track changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. In addition, distillers' grains prices will trend down if export demand of distillers' grains declines in the future.

Corn Oil

Corn oil sales for the three months ended January 31, 2015 were down 21.9% compared to corn oil sales for the same period in 2014. Management attributes this decline to a 10.2% decrease in the volume of corn oil sold coupled with relative flat corn oil prices for the three months ended January 31, 2015 compared to the same period in 2014. Management expects continued lower corn oil prices due to oversupply. Management believes reduced demand and prices for corn oil is due to the diminished demand for corn oil from the biodiesel industry and increased supply from resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. Management anticipates corn oil prices will remain flat for fiscal year 2015, but could trend lower due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015:

	Amount	% of Cost of Goods Sold
Corn costs	$19,688,222	77.7%
Natural gas costs	2,270,114	9.0%
All other components of costs of goods sold	3,372,063	13.3%
Total Cost of Goods Sold	$25,330,399	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2014:

	Amount	% of Cost of Goods Sold
Corn costs	$23,225,868	68.9%
Natural gas costs	2,965,571	8.8%
All other components of costs of goods sold	7,538,386	22.3%
Total Cost of Goods Sold	$33,729,825	100.0%

Our cost of goods sold decreased 24.9% for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended January 31, 2015, as compared to the same quarter of 2014.

    Corn

Corn costs decreased 15.2% for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. However, corn costs comprised a larger portion of our cost of goods sold from period to period representing 77.7% and 68.9% of our cost of goods sold for the quarters ended January 31, 2015 and 2014, respectively.

The decrease in corn costs was primarily due to significantly lower corn prices as the total volume of corn we processed was relatively unchanged, only decreasing by 0.2% for the three months ended January 31, 2015 as compared to the same period of fiscal year 2014. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, which exceeded the drought-impacted harvest in the fall of 2013, resulting in a significant increase in the supply of corn available to the market. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant and that prices during our 2015 fiscal year will remain lower due to plentiful supply. However, corn prices may be volatile in the future depending on weather, world supply and demand, current and anticipated stocks, and other factors.

Natural Gas

Natural gas costs decreased 23.5% for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014; however natural gas costs as percentage of our cost of goods sold slightly increased to 9.0% from 8.8% for the quarters ended January 31, 2015 and 2014, respectively. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the quarter ended January 31, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the quarter ended January 31, 2014. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems, supply disruptions from hurricane activity or other weather events.

Hedging and Volatility of Purchases

We had gains related to corn derivative instruments of approximately $14,000 for the three months ended January 31, 2015, which decreased cost of goods sold, compared to losses of approximately $64,000 related to corn derivative instruments for the same period of 2014, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended January 31, 2015 increased 4.8% compared to the three months ended January 31, 2014.  Despite the increase from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 3.2% for the three months ended January 31, 2015, as compared to 2.1% for three months ended January 31, 2014.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the three months ended January 31, 2015 was approximately $1.0 million compared to approximately $6.3 million for the same period 2014. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 88.9% for the three months ended January 31, 2015, as compared to the three months ended January 31, 2014, is due to our significantly reduced borrowings on our credit facilities.

Changes in Financial Condition for the Three Months Ended January 31, 2015

The following table highlights our financial condition at January 31, 2015 and October 31, 2014:

	January 31, 2015	October 31, 2014
	(unaudited)	(unaudited)
Current Assets	$8,565,363	$10,896,702
Total Assets	$63,468,791	$66,122,250
Current Liabilities	$10,538,046	$8,109,395
Long-Term Debt	$5,439,299	$2,112,412
Members' Equity Attributable to Heron Lake BioEnergy, LLC	$46,574,526	$55,047,120
Non-Controlling Interest	$916,920	$853,323

Total assets were approximately $63.5 million at January 31, 2015 compared to approximately $66.1 million at October 31, 2014. Our decrease in total assets is primarily due to a decrease in total current assets of approximately $2.3 million, and a decrease in net property and equipment of approximately $312,000 at January 31, 2015 compared to October 31, 2014.

The 21.4% decrease to current assets is largely attributable to a significant decrease in trade accounts receivable of approximately $3.2 million at January 31, 2015 as compared to October 31, 2014, which was slightly mitigated by an increase of approximately $959,000 in inventory and $147,000 in prepaid expenses at January 31, 2015 compared to October 31, 2014. Our trade accounts receivable decreased due to timing of shipments and reduced production stemming from plant system pressure fluctuations during the first half of the quarter.

Net property and equipment decreased at January 31, 2015 compared to October 31, 2014 due to a decrease of approximately $6.2 million of construction in progress and approximately $1.1 million of depreciation for the quarter ended January 31, 2015 as compared to October 31, 2014 which was offset by an increase of approximately $7.0 million in plant, buildings and equipment at January 31, 2015 as compared to October 31, 2014. The decrease in construction in progress and increase in plant, buildings and equipment is due to the completion of Agrinatural's pipeline construction projects during the three months ended January 31, 2015.

Current liabilities totaled approximately $10.5 million at January 31, 2015, an increase of approximately $2.4 million from October 31, 2014. This increase was primarily due to an increase of $3.4 million in checks drawn in excess of bank balance at January 31, 2015 as compared to October 31, 2014, which was partially offset by an approximately $925,000 decrease in accounts payable. The checks in excess of bank balance are checks that we have issued which have not yet been presented for payment to our bank. The increase in our checks drawn in excess of bank balance at January 31, 2015 is due primarily to our issuance of distribution checks to members in January 2015. When these checks are presented for payment, they are paid from our revolving loan provided we do not have available cash. Our accounts payable balance was lower at January 31, 2015 compared to October 31, 2014 due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at January 31, 2015.

Our long-term debt increased approximately $3.3 million from October 31, 2014 to January 31, 2015. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2015.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $8.5 million at January 31, 2015 as compared to October 31, 2014. The decrease was related to the distribution to members of approximately $9.4 million offset by net income attributable to Heron Lake BioEnergy, LLC of approximately $879,000 for the three months ended January 31, 2015.

Noncontrolling interest totaled approximately $917,000 at January 31, 2015.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at January 31, 2015 and net income attributable to the noncontrolling interest during the three months ended January 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with AgStar. Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended January 31,
	2015	2014
Net cash provided by operating activities	$3,217,100	$3,815,833
Net cash used in investing activities	$(538,219)	$(634,113)
Net cash used in financing activities	$(2,716,610)	$(2,526,773)
Net increase (decrease) in cash	$(37,729)	$654,947

Operating Cash Flows. During the three months ended January 31, 2015, cash flows from operating activities were approximately 15.7% lower, as compared to the three months ended January 31, 2014 due to a decrease in our net income along with increases in both inventory and accounts payable offset by a decrease in accounts receivable.

Investing Cash Flows. During the three months ended January 31, 2015, capital expenditures decreased 15.1% from approximately $634,000 for the three months ended January 31, 2015 and 2014, respectively. During our three months ended January 31, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations at the plant.

Financing Cash Flows. During the three months ended January 31, 2015, we used approximately $2.7 million in cash in financing activities which consisted of payments of $9.4 million in distributions to our unit holders and payment of $146,000 on our long term debt which was partially offset by proceeds of $3.4 million from checks in excess of bank balance and $3.4 million in proceeds from long term debt. In the same period in 2014, we made payments of $3.3 million on our long term debt and had proceeds of $759,000 from long term debt.

Indebtedness

Revolving Term Note

We have a comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of our real property, equipment and other assets.  Our credit facility with AgStar is subject to numerous covenants requiring us to maintain various financial ratios.

Under the AgStar revolving term note, we could initially borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing thereafter until maturity.  Therefore, the amount available under this facility was reduced to $24.5 million on March 1, 2015.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The revolving term loan is subject to an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is also subject to a prepayment fee for any prepayment on the loan prior to July 1, 2016 due to refinancing.

As of January 31, 2015, we had approximately $3.4 million outstanding on this loan. The interest rate at January 31, 2015 was 3.42% per year.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of January 31, 2015, there was a total of $2.3 million in outstanding water revenue bonds. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan at January 31, 2015 was $200,000.

We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity in May 2015. The note is secured by the corn oil separation equipment. The balance of this loan at January 31, 2015 was approximately $29,000.

We also have a note payable to the minority owner of Agrinatural in the amount of $300,000 at January 31, 2015. Interest on the note is One-Month LIBOR rate plus 4.0% and the note is due on demand.

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

In exchange for the Loan Agreement, the Agrinatural executed a Security Agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a Collateral Assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our unaudited condensed consolidated financial statements included with this quarterly report on Form 10-Q.

At January 31, 2015, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Outstanding Variable Rate Debt at January 31, 2015	Interest Rate at January 31, 2015	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
$3,354,979	3.42%	3.76%	$11,474

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of January 31, 2015	Annual Adverse Change to Income
Natural Gas	1,500,000	MMBTU	10.00%	$554,000
Ethanol	52,620,000	Gallons	10.00%	$6,841,000
Corn	20,000,000	Bushels	10.00%	$6,900,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. In making this evaluation, our management considered the matters relating to the previously reported material weaknesses at Agrinatural, our majority owned subsidiary, discussed below. As of January 31, 2015, the material weaknesses in internal controls at Agrinatural are not fully remediated. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated disclosure controls and procedures were not effective as of January 31, 2015 due to the potential effect of the material weaknesses at Agrinatural.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended October 31, 2014, we reported that during the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015, our management determined that internal controls over the accounting, financial reporting and oversight at our majority owned subsidiary, Agrinatural Gas, LLC, were not effective, and that the magnitude of these weaknesses could be material enough to affect our internal control over our consolidated financial reporting. We are currently developing, and in some cases have begun implementing, the remediation activities we believe are necessary to address these weaknesses at Agrinatural. We anticipate that these additional procedures will be fully developed and implemented by the time we file our annual report on Form 10-K for the fiscal year ended October 31, 2015.

As part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with United States GAAP.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2014. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 16, 2015	/s/ Steve A. Christensen
Steve Christensen
Chief Executive Officer

Date: March 16, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer