Form 10-Q
period 2015-04-30
Heron Lake BioEnergy, LLC
filed 2015-06-15
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of June 15, 2015, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$631,711	$662,128
Restricted cash	149,993	264,086
Accounts receivable	4,464,674	4,055,981
Inventory	4,821,817	5,187,267
Commodity derivative instruments	—	437,500
Prepaid expenses	442,732	289,740
Total current assets	10,510,927	10,896,702

Property and Equipment
Land and improvements	9,111,838	9,111,838
Plant buildings and equipment	80,141,786	73,080,366
Vehicles and other equipment	611,976	611,976
Office buildings and equipment	635,285	613,407
Construction in progress	904,315	6,559,517
	91,405,200	89,977,104
Accumulated depreciation	(37,866,690)	(35,609,106)
Net property and equipment	53,538,510	54,367,998

Other Assets
Other intangible assets, net	141,222	160,296
Other assets	700,716	697,254
Total other assets	841,938	857,550

Total Assets	$64,891,375	$66,122,250

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$700,595	$846,235
Accounts payable	2,969,813	7,047,544
Commodity derivative instruments	79,213	—
Accrued expenses	314,803	215,616
Total current liabilities	4,064,424	8,109,395

Long-Term Debt, net of current maturities	11,538,609	2,112,412

Members’ Equity
Members' equity attributable to Heron Lake BioEnergy, LLC: 77,932,107 units (Class A and B) issued and outstanding at both April 30, 2015 and October 31, 2014, respectively.	48,308,363	55,047,120
Noncontrolling interest	979,979	853,323
Total members’ equity	49,288,342	55,900,443

Total Liabilities and Members’ Equity	$64,891,375	$66,122,250

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$29,813,571	$39,149,053	$56,991,020	$80,059,608

Cost of Goods Sold	27,139,746	31,547,020	52,470,145	65,276,845

Gross Profit	2,673,825	7,602,033	4,520,875	14,782,763

Operating Expenses	782,093	843,468	1,662,475	1,683,445

Operating Income	1,891,732	6,758,565	2,858,400	13,099,318

Other Income (Expense)
Interest income	195	217	195	438
Interest expense	(88,920)	(366,593)	(136,986)	(800,579)
Other income (expense), net	(6,111)	4,568	18,140	31,470
Total other expense, net	(94,836)	(361,808)	(118,651)	(768,671)

Net Income	$1,796,896	$6,396,757	$2,739,749	$12,330,647

Net Income Attributable to Noncontrolling Interest	$(63,059)	$(73,698)	$(126,656)	$(183,144)

Net Income Attributable to Heron Lake BioEnergy, LLC	$1,733,837	$6,323,059	$2,613,093	$12,147,503

Weighted Average Units Outstanding - Basic	77,932,107	64,812,107	77,932,107	64,812,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.02	$0.10	$0.03	$0.19

Weighted Average Units Outstanding - Diluted	77,932,107	78,622,107	77,932,107	78,622,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.02	$0.08	$0.03	$0.15

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income	$2,739,749	$12,330,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,276,658	2,257,180
Change in fair value of commodity derivative instruments	(3,402)	(332,205)
Change in operating fair value of operating assets and liabilities:
Restricted cash	114,093	(290,920)
Accounts receivable	(408,693)	(5,683,364)
Inventory	365,450	1,371,207
Prepaid expenses and other assets	(156,456)	595,112
Accounts payable	(4,077,731)	2,502,068
Accrued expenses	99,187	123,462
Commodity derivative instruments	520,115	268,017
Net cash provided by operating activities	1,468,970	13,141,204

Cash Flows from Investing Activities
Capital expenditures	(1,428,096)	(819,253)
Net cash used in investing activities	(1,428,096)	(819,253)

Cash Flows from Financing Activities
Proceeds from long-term debt	9,756,420	759,009
Payments on long-term debt	(475,863)	(7,368,438)
Distributions to members	(9,351,848)	—
Net cash used in financing activities	(71,291)	(6,609,429)

Net increase (decrease) in cash	(30,417)	5,712,522

Cash - Beginning of period	662,128	543,238

Cash - End of period	$631,711	$6,255,760

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$152,451	$814,350

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$—	$84,523

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2015

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

Principles of Consolidation

The financial statements as of April 30, 2015 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the "Company". HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Consolidated Balance Sheets and Statements of Operations. All significant intercompany balances and transactions are eliminated in consolidation.

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

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two automatic renewal options for five year periods. On July 1, 2014, the Company entered into an amendment of its natural gas transportation agreement dated May 13, 2011 with Agrinatural in which the Company agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the transportation agreement to October 31, 2021.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2015

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

2.    RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers' grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75%-85% of total revenues and corn costs average 65%-85% of cost of goods sold.

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

3.    INVENTORY

Inventory consisted of the following:

	April 30, 2015	October 31, 2014
Raw materials	$1,228,685	$2,462,754
Work in process	719,090	791,490
Finished Goods	1,865,809	1,072,646
Supplies	1,008,233	860,377
Total	$4,821,817	$5,187,267

4.    DERIVATIVE INSTRUMENTS

As of April 30, 2015, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,540,000 bushels that were entered into to hedge forecasted corn purchases through March 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2015, none of which are designated as hedging instruments:

	Balance Sheets location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$79,213

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2015

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

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statements of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Locations	2015	2014	2015	2014
Corn contracts	Cost of goods sold	$(10,636)	$395,719	$3,402	$332,205

As of April 30, 2015 and October 31, 2014, the Company had approximately $150,000 and $264,000, respectively, of cash collateral (restricted cash) related to corn derivatives held by a broker.

5.     FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at April 30, 2015:

		Fair Value Measurement Using
Financial Liabilities:	Carrying Amount in Balance Sheet April 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$—	$79,213	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet October 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$437,500	$437,500	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2015

6.    DEBT FINANCING

Debt financing consists of the following:

	April 30, 2015	October 31, 2014
Revolving term loan to lending institution, see terms below	$9,482,556	$—
Assessments payable	2,275,398	2,292,913
Note payable to electrical company	181,250	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable.	—	146,984
Total	12,239,204	2,958,647
Less amounts due on demand or within one year	700,595	846,235
Net long term debt	$11,538,609	$2,112,412

Revolving Term Loan

The Company has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the amount available on this facility at April 30, 2015 was $24,500,000. Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $9,483,000 and $0 at April 30, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.44% and 3.41% at April 30, 2015, and October 31, 2014, respectively.

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of April 30, 2015, there was a total of $2.3 million in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at April 30, 2015 are as follows based on the most recent debt agreements:

2015	$700,595
2016	$419,458
2017	$344,123
2018	$323,209
2019	$306,706
After 2019	$10,145,113
Total long-term debt	$12,239,204

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
April 30, 2015

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

On April 30, 2015, the Company had cash and basis contracts for forward corn purchase commitments for approximately 3.06 million bushels for deliveries through November 2015.

At April 30, 2015, the Company had forward contracts to sell approximately $7,189,000 of ethanol for various delivery periods from May 2015 through June 2015 which approximates 50% of its anticipated ethanol sales during that period.

At April 30, 2015, the Company had forward contracts to sell approximately $5,297,000 of distillers' grains for deliveries through September 2015 which approximates 45% of its anticipated distillers' grain sales during that period.

At April 30, 2015, the Company had natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until April 2016. At April 30, 2015, the Company had no forward contracts to buy natural gas.
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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both April 30, 2015 and October 31, 2014.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.       LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $528,000 and $1,047,000 for the three and six months ended April 30, 2015, respectively, and approximately $405,000 and $875,000 for the three and six months ended April 30, 2014, respectively.

10.       BUSINESS SEGMENTS

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
April 30, 2015

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Six months ended	Six months ended
Revenue:	April 30, 2015	April 30, 2014
Ethanol production	$56,353,990	$79,559,163
Natural gas pipeline	1,529,178	1,352,754
Eliminations	(892,148)	(852,309)
Total Revenue	$56,991,020	$80,059,608

Operating Income:
Ethanol production	$2,302,939	$13,223,479
Natural gas pipeline	879,526	(45,933)
Eliminations	(324,065)	(78,228)
Operating Income	$2,858,400	$13,099,318

	April 30, 2015	October 31, 2014
Total Assets:	(unaudited)
Ethanol production	$51,535,007	$53,826,820
Natural gas pipeline	13,356,368	12,295,430
Total Assets	$64,891,375	$66,122,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months periods ended April 30, 2015, compared to the same periods of the prior fiscal year. This section should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Item 1 of this report and the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014.

Disclosure Regarding Forward-Looking Statements

This report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements. You can identify forward-looking statements by terms such as "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "potential", "predicts", "projects", "should", "will", "would", and similar expressions intended to identify forward-looking statements. Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. Certain of these risks and uncertainties are described in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2014 and in this quarterly report on Form 10-Q. We do not undertake any duty to update forward-looking statements after the date they are made or to conform forward-looking statements to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Available Information

Our website address is www.heronlakebioenergy.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link "SEC Filings", as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this quarterly report on Form 10-Q.

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

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results and expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation. Refer to Note 10, “Business Segments”, of the notes to the condensed consolidated financial statements for financial information about our financial reporting segments.

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (wet, modified wet, and dried distillers' grains, non-edible corn oil and corn syrup). These operations are aggregated into one financial reporting segment.

Our ethanol plant has a nameplate capacity of 50 million gallons per year and a permitted capacity of approximately 59.2 million gallons per year. We are currently operating above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers' grains, and Renewable Products Marketing Group, LLC to market our corn oil. We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers.

Our cost of our goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers' grains for sale at our ethanol plant. We generally do not have long-term, fixed price contracts for the purchase of corn. Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

We have a facilities agreement with Northern Border Pipeline Company, which allows us access to an existing interstate natural gas pipeline located approximately 17 miles north from our plant. We have entered into a firm natural gas transportation agreement with Agrinatural, our majority owned subsidiary. We also have an agreement with Constellation NewEnergy—Gas Division, LLC to supply the natural gas necessary to operate our plant.

We have entered into a management services agreement with Granite Falls Energy, LLC, which owns and operates a 60 million gallon per year ethanol plant in Granite Falls, Minnesota. As of April 30, 2015, Granite Falls Energy controls approximately 50.6% of our outstanding membership units. Pursuant to the management services agreement, Granite Falls Energy's chief executive officer, chief financial officer, and commodity risk manager also hold those same offices for the Company. The initial term of the management services agreement expires in July 2016, but automatically renews for successive one-year terms unless either party gives written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

Natural Gas Pipeline

We own a controlling 73% interest in Agrinatural through our wholly owned subsidiary, HLBE Pipeline Company, LLC. Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota that owns approximately 185 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural's revenues are generated through natural gas distribution fees and sales. The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. ("SEI"). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The new management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The new project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

On March 30, 2015, Agrinatural entered into a restructure agreement with SEI. Pursuant to the SEI restructure agreement, Mychael Swan, the principal of SEI, resigned as the CEO of Agrinatural effective as January 10, 2015. Mr. Swan will continue to serve as the Chairman of the Agrinatural Board of Directors.

On March 31, 2015, Agrinatural entered into a professional services agreement with Wildwood Technology, LLC. Pursuant to the Wildwood Technology agreement, Wildwood Technology will act as the chief financial officer of Agrinatural through the services of its principal, Ann Tessier. Prior to execution of the Wildwood Technology agreement, Ms. Tessier previously provided chief financial officer services to Agrinatural pursuant to Agrinatural's management and operating agreement with SEI. Pursuant to the Wildwood Technology agreement, Agrinatural will pay Wildwood Technology $6,000 per month for the services provided by Ms. Tessier. The Wildwood Technology agreement may be terminated at any time upon 30 day prior written notice by either party.

On April 2, 2015, Agrinatural entered into a professional services agreement with Woodbury Consulting, LLC. Pursuant to the Woodbury Consulting agreement, Woodbury Consulting will act as the chief executive officer of Agrinatural, effective as of January 1, 2015, through the services of its principal, John Sprangers. Mr. Sprangers has served as a director of Agrinatural since its formation and served as the acting chief executive officer of Agrinatural since January 10, 2015. Pursuant to the Woodbury Consulting agreement, Agrinatural will pay Woodbury Consulting $150 per hour for the services provided by Mr. Sprangers plus travel expenses. The Woodbury Consulting agreement may be terminated at any time upon 30 day prior written notice by either party.

On March 30, 2015, the Company entered into an allonge to the negotiable promissory note dated July 29, 2014 issued by Agrinatural to the Company. The allonge is an integral part of the note and the related loan agreement, security agreement, and collateral assignment between Agrinatural and the Company, all of which were dated July 29, 2014, and the guaranty of RES dated July 29, 2014 (the “Original Agrinatural Credit Facility”). Under the terms of the Original Agrinatural Credit Facility, the Company extended to Agrinatural a five-year term loan in the principal amount of $3.05 million. Under the terms of the allonge, the Company and Agrinatural agreed to amend the certain terms of the original note, including the principal amount loaned under the original note, the commencement of principal repayment and the maturity date. Details of the allonge and the Original Agrinatural Credit Facility are provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

Additionally, on March 30, 2015, the Company entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural. Under the Additional Agrinatural Credit Facility, the Company agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. Details of Additional Agrinatural Credit Facility are provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

During the normal course of business, the Company enters into transactions between its two operating segments as a result of the Company's firm natural gas transportation agreement with Agrinatural. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, the revenues and corresponding costs are eliminated in consolidation and do not impact the Company’s unaudited condensed consolidated results.

Trends and Uncertainties Impacting Our Operations

Our results of operation are affected and will continue to be affected by factors such as (a) volatile and uncertain commodity prices, especially prices for corn, ethanol, distillers' grains and natural gas; (b) availability of corn that is, in turn, affected by trends such as corn acreage, weather conditions, and yields on existing and new acreage diverted from other crops; and (c) the supply and demand for ethanol, which is affected by acceptance of ethanol as a substitute for fuel, public perception of the ethanol industry, government incentives and regulation, and competition from new and existing construction, among other things. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices and that declining crude oil prices, as well as proposed decreases in the renewable fuel standard volume obligations, will have a significant impact on the market price of ethanol and our profitability over the next twelve months.

The demand for ethanol is affected by what is commonly referred to as the “blend wall,” which is a theoretical limit based on the amount of ethanol that can be blended into the national gasoline pool assuming only a 10% blend of ethanol. Ethanol is most commonly sold as E10 and the only blend the Environmental Protection Agency ("EPA") has approved for use in all American automobiles. In June 2012, the EPA approved E15 for use in vehicles with model years 2001 and later. According to the Renewable Fuels Association, as of June 2015, there were over 100 gas stations in 16 states offering E15 to consumers. Additionally, there is growing availability of E85 (85% ethanol and 15% gasoline) for use in flexible fuel vehicles. However, wide spread adoption of these higher blends is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance.

On May 29, 2015, the United States Department of Agriculture ("USDA") announced its intent to invest up to $100 million to help fund infrastructure to double the number of blender pumps currently available that are capable of supplying higher blends of ethanol. Through this new program, the USDA will administer competitive grants to match funding for state-led efforts to test and evaluate innovative and comprehensive approaches to market higher blends of renewable fuel, such as E15 and E85. While the USDA's new program will help improve access to higher blends of renewable fuels, we do not anticipate that E15 will impact ethanol demand or pricing in the near term. Sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States. Rather, management believes consumer acceptance of E15 and flex fuel vehicles, along with continued growth of E85, is necessary before ethanol can achieve any market growth beyond the blend wall.

The Renewable Fuels Standard

The Renewable Fuels Standard (the "RFS") has been, and we expect will continue to be, a factor in the growth of ethanol usage. The RFS is a national program that mandates increasing amounts of renewable fuels, including ethanol, be blended into the national gasoline supply. The RFS was revised by the EPA in July 2010 to address revisions to the RFS imposed by Congress in the Energy Independence and Security Act of 2007, including setting volume standards for specific categories of renewable fuels including cellulosic, biomass-based diesel, and total advanced renewable fuels and capping the amount of conventional ethanol, such as the corn-based ethanol we currently produce, that can be used to meet renewable fuels blending requirements. The revised RFS, or RFS2, required that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022. The RFS2 capped the amount of conventional ethanol that can be used to meet the renewable fuels blending requirements at 13.8 billion gallons for 2013, 14.4 billion gallons for 2014 and for 2015 and thereafter, at 15.0 billion gallons. The remainder of the annual blending requirement is to be met by non-corn related advanced renewable fuels such as cellulosic ethanol and biomass-based biodiesel.

However, the U.S. Environmental Protection Agency ("EPA") can adjust the annual statutory renewable volume obligation ("RVO") in certain circumstances through its rulemaking authority. In November 2013, the EPA issued a proposed rule that would have reduced the 2014 RVO to 1.4 billion gallons below the statutory RVO for 2014. On November 21, 2014, the EPA announced that it rescinded its proposal from 2013. On April 10, 2015, the EPA entered into a consent decree agreeing to a court-enforced timeline for establishing the RFS RVO numbers for 2014 and 2015. Under the consent decree, the proposed RVO requirements must be announced by June 1, 2015, and the final 2014 and 2015 RFS RVOs must be issued by November 30, 2015. The EPA has also publicly committed to finalizing the 2016 RFS RVO during 2015 as well, although this was not required under the consent decree.

On May 29, 2015, the EPA released a proposed rule containing 2014, 2015 and 2016 RFS RVOs. The following chart illustrates the minimum usage established by the RFS statute and the minimums established in the May 29, 2015 proposed rule:

Year	RVO Source	Total Renewable Fuel RVO	Cellulosic Ethanol Minimum Requirement	Advanced Biofuel	Maximum Amount of Conventional That Can Be Used to Satisfy Total Renewable Fuel RVO
2014	RFS Statute	18.15	1.75	3.37	14.40
	EPA Proposed Rule	15.93	0.33	2.68	13.25
2015	RFS Statute	20.50	3.00	5.50	15.00
	EPA Proposed Rule	16.30	1.06	2.90	13.40
2016	RFS Statute	22.25	4.25	7.25	15.00
	EPA Proposed Rule	17.40	2.06	3.40	14.00

Compared to the November 2013 preliminary rulemaking, the proposed RVO standards for 2014 are larger for all categories, but below statutory levels. Additionally, while the proposed RVO standards do increase in 2015 and 2016, they also fall short of statutory requirements. In a fact sheet released with the proposed rule, the EPA has indicated that it does not believe that the market can consume enough ethanol sold in blends greater than E10, or produce sufficient volumes of non-ethanol biofuels to meet the volumes of total renewable fuels and advanced biofuels as required by statute in 2014, 2015 and 2016. According to the fact sheet, the agency set the levels to be blended for 2014 at the levels of conventional (i.e., corn-based) ethanol that were actually produced and used as transportation fuel in 2014 and set the levels for 2015 and 2016 to incentivize growth above current levels. However, current conventional ethanol production capacity exceeds the EPA's proposed 2016 standard which can be satisfied by conventional (corn-based) ethanol. The EPA will hold a public hearing on the proposal on June 25, 2015, in Kansas City, Kansas and is subject to public comment until July 27, 2015. The EPA must finalize the 2014 and 2015 volume standards by November 30 as required by the consent decree. If the proposal becomes final, the market price and demand for ethanol may decrease unless additional demand from discretionary or E85 blending develops. Beyond the federal mandates, there are limited markets for ethanol. Therefore, any decline in the market price and demand for ethanol resulting from the reduced RVOs could have a material adverse effect on our results of operations, cash flows and financial condition.

To measure compliance with RFS2, RINs are generated and attached to renewable fuels, such as the ethanol we produce at our plants, and detached when the renewable fuel is blended into the transportation fuel supply. There are several types of RINs that can be used to demonstrate compliance with goals established for different categories of renewable fuels by the RFS program, including D-6 RINs which can be generated by corn ethanol producers like us. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import ethanol. In response to the EPA's recent proposal reducing RVOs from the RFS2 statutory volumes, RIN prices declined precipitously, with the value of D-6 RINs, as reported by OPIS, settling $0.20 per RIN lower the day of the announcement compared to the prior day. If changes to the required RVOs for RFS2 result in further declines in the price of various types of RINs, and in particular D-6 RINs, it could negatively affect the price of ethanol, which could adversely affect our operations.

Environmental and Other Regulations

Our business subjects us to various federal, state, and local environmental laws and regulations.

Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. When the EPA released its final regulations on the RFS2, the gallons produced by first-generation ethanol plants utilizing corn starch, such as the GFE and HLBE plants, were grandfathered to generate RINs for compliance with the RFS2 at their current authorized capacity of 70 million gallons per year and 59.2 million gallons per year, respectively. However, to generate RINs that qualify for compliance with the RFS2 program, any new production above the grandfathered gallons must meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS2 mandate.

In September 2014, the EPA announced a new expedited petition process, referred to as the "efficient producer" petition, for existing corn starch and grain sorghum ethanol producers to gain pathway approval and qualify to generate RINs for production volumes above those grandfathered under the RFS2. On January 13, 2015, we submitted an efficient producer petition to the EPA which was approved by the EPA on March 12, 2015. In the approval determination, the EPA's analysis indicated that we achieved at least a 20.1% reduction in GHG emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

Pursuant to the award approval, we are only authorized to generate RINs for our plant's non-grandfathered volumes if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date of the EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make this demonstration, we must keep certain records as specified in the approvals. Additionally, the EPA approval requires that we generate RINs for all of its volumes of grandfathered ethanol before we can generate RINs for non-grandfathered ethanol volumes. Lastly, we must register with the EPA as a renewable fuel producer for the non-grandfathered volumes and satisfy the registration requirements, which include completing an engineering review by an independent engineer.

Although we believe we will be able to satisfactorily complete the registration process, there is no guarantee that we will complete registration timely or at all, or, even if we do, that we will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement. If we do not complete the required registration or maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at the plant. As a result, we may be forced to rely on export sales for these non-grandfathered volumes of ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014.

	Three Months Ended		Three Months Ended
	April 30, 2015		April 30, 2014
Income Statement Data	(Unaudited)%		(Unaudited)%
Revenues	$29,813,571	100.0%	$39,149,053	100.0%
Cost of Goods Sold	27,139,746	91.0%	31,547,020	80.6%
Gross Profit	2,673,825	9.0%	7,602,033	19.4%
Operating Expenses	782,093	2.6%	843,468	2.2%
Operating Income	1,891,732	6.4%	6,758,565	17.2%
Other Expense, net	(94,836)	(0.3)%	(361,808)	(0.9)%
Net Income	1,796,896	6.1%	6,396,757	16.3%
Net Income Attributable to Noncontrolling Interest	63,059	0.2%	73,698	0.2%
Net Income Attributable to Heron Lake BioEnergy, LLC	$1,733,837	5.9%	$6,323,059	16.1%

Revenues

Revenues from our ethanol production segment represented approximately 99.1% and 99.4% of our total revenues for the three months ended April 30, 2015 and April 30, 2014, respectively. Revenues from our ethanol production segment derive primarily from three sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil. The remaining revenues from ethanol production are attributable to sales of corn syrup.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 2.6% and 1.6% of our total consolidated revenues for the three months ended April 30, 2015 and April 30, 2014, respectively. After accounting for intercompany eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services, Agrinatural's revenues represented 0.9% and 0.6% of our consolidated revenues for the three months ended April 30, 2015 and April 30, 2014, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Amount	% of Total Revenues
Ethanol sales	$22,522,448	75.5%
Distillers' grains sales	6,373,674	21.4%
Corn oil sales	513,673	1.7%
Corn syrup sales	131,102	0.4%
Agrinatural revenues (net of intercompany eliminations)	272,674	1.0%
Total Revenues	$29,813,571	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2014:

	Amount	% of Total Revenues
Ethanol sales	$30,949,527	79.1%
Distillers' grains sales	7,057,442	18.0%
Corn oil sales	746,651	1.9%
Corn syrup sales	168,211	0.4%
Agrinatural revenues (net of intercompany eliminations)	227,222	0.6%
Total Revenues	$39,149,053	100.0%

Revenues decreased by 23.8% for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014 due primarily to decreases in the average prices received for our ethanol and distillers' grains, despite increases in the total volumes of ethanol and tons of distillers' grains sold.

Ethanol

The average price per gallon we received for our ethanol was 33.9% lower for the quarter ended April 30, 2015 as compared to the quarter ended April 30, 2014. This decrease was partially offset by an increase of 10.1% in the number of gallons sold during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014.

The fall off in ethanol prices is the result of various factors including but not limited to the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. We experienced relatively high ethanol prices during our second fiscal quarter of 2014 due to lower domestic ethanol stocks resulting from a lingering bitter winter, increased ethanol exports, stronger domestic demand for gasoline and significant rail logistics issues. However, during the second fiscal quarter of 2015, we experienced a more typical seasonal decline in gasoline demand coupled with increased ethanol production across the industry and lower ethanol exports. As a result, domestic ethanol stocks increased, putting downward pressure on ethanol prices. Ethanol prices were also pushed lower by the continuation of the soft crude oil market. In addition, based on the historic correlations between ethanol and corn prices, management also believes the lower corn prices due to the record 2014 crop also negatively affected ethanol prices during the three months ended April 30, 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Management anticipates an uptick in gasoline demand as we enter the summer driving season, lifting ethanol demand as well, but that ethanol prices will remain at or near current levels during the remainder of 2015 fiscal year due to low corn prices, lower gasoline prices and the reductions in the RFS RVOs proposed in the EPA's May 29, 2015 draft rule. If finalized as proposed, the rule's reductions in the 2014, 2015, and 2016 RFS RVOs from statutory levels may reduce demand for ethanol beyond the required RVOs unless additional demand from discretionary blending develops. Consequently, there could be a negative impact on market prices which could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers' Grains

Total sales of distillers' grains during the three months ended April 30, 2015 were 9.7% less compared to distillers' grains sales during the three months ended April 30, 2014. The decline in distillers' grains revenues is primarily attributable to a decrease in the average distillers' grains price of 10.9% for the quarter ended April 30, 2015 as compared to the quarter ended April 30, 2014. The effect of the decrease in average distillers' grains price was only slightly mitigated by a 1.4% increase in the tons of distillers' grains sold during the three months ended April 30, 2015 as compared to the same period in 2014. This increase in tons sold is due to an increase of approximately 14.9% more tons of dried distillers' grains during our second quarter of 2015 compared to the same period of 2014.

The market price of our dried distillers' grains generally tracks changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. Management attributes the decline in the market price of distillers' grains from period to period to a softening domestic market due to significantly lower corn prices, coupled with increased supplies of corn and soybeans as a result of the completion of the large 2014 crop harvest. During the first half of the second quarter of 2015, distillers' grains prices were strong due to the return of export demand largely attributable to demand in the Chinese market. However, in the latter half of the second quarter of 2015, distiller’ grains prices began to slip as domestic livestock feeders switched to other lower priced protein alternatives. Management anticipates that distillers’ grains prices will remain at or near present levels as we move through the third quarter and into the fourth quarter of 2015, so long as the present demand for distillers' grains in the China markets continues. However, distillers' grains prices will be negatively impacted if export demand, and in particular demand from the Chinese market, declines in the future.

Corn Oil

Corn oil sales for the three months ended April 30, 2015 were down 31.2% compared to corn oil sales for the same period in 2014. Management attributes this decline to a 22.1% decrease in the volume of corn oil sold coupled with an 11.6% reduction in corn oil prices for the three months ended April 30, 2015 compared to the same period in 2014. Management attributes the lower volumes of corn oil sold to lower oil extraction rates per bushel of corn. The lower corn oil yield is largely attributable to the corn produced in the 2014 corn crop which had a smaller germ that reduced the protein and oil content in the kernel.

Management expects continued lower corn oil prices due to oversupply. Management believes reduced demand and prices for corn oil is due to the diminished demand for corn oil from the biodiesel industry and increased supply from resumed production by ethanol plants that had suspended or reduced operations due to rail congestion. The biodiesel industry has been impacted by uncertainty regarding RFS biodiesel use requirements. However, the EPA's recently proposed rule set volume requirements for biomass-based diesel for 2014, 2015, 2016, and 2017, which if finalized as proposed may provide some certainty to the biodiesel industry. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. Management anticipates corn oil prices will remain flat for fiscal year 2015, but could trend lower due to oversupply unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Amount	% of Cost of Goods Sold
Corn costs	$19,525,821	71.9%
Natural gas costs	1,930,202	7.1%
All other components of costs of goods sold	5,683,723	21.0%
Total Cost of Goods Sold	$27,139,746	100.00%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2014:

	Amount	% of Cost of Goods Sold
Corn costs	$21,771,921	69.0%
Natural gas costs	4,340,115	13.8%
All other components of costs of goods sold	5,434,984	17.2%
Total Cost of Goods Sold	$31,547,020	100.0%

Our cost of goods sold decreased 14.0% for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended April 30, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the three month period ended April 30, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

    Corn

Corn costs decreased 10.3% for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. However, corn costs comprised a larger portion of our cost of goods sold from period to period representing 71.9% and 69.0% of our cost of goods sold for the quarters ended April 30, 2015 and 2014, respectively.

The decrease in corn costs was primarily due to significantly lower corn prices as the total volume of corn we processed was relatively unchanged, only increasing by 3.7% for the three months ended April 30, 2015 as compared to the same period of fiscal year 2014. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant.

Management expects that corn prices will stay lower through our third quarter due to 2015 corn crop projections and relatively stable corn demand. The USDA's World Agricultural Supply and Demand Estimates, published on May 12, 2015, projects domestic corn production of 13.6 billion bushels for the 2015 growing season, which would be down almost 600 million bushels from the 2014 harvest. However, the USDA's May report projects that corn supplies for 2015/2016 at 15.5 billion bushels which is slightly higher than the corn supplies for 2014/2015 harvest. Corn prices may be volatile in the future as the greatest variability in actual corn yield occurs as a result of precipitation and temperatures during the summer months. In addition, corn prices may also be affected by world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

Natural Gas

Natural gas costs decreased 55.5% for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the quarter ended April 30, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the quarter ended April 30, 2014. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems, supply disruptions from hurricane activity or other weather events.

Hedging and Volatility of Purchases

We had losses related to corn derivative instruments of approximately $11,000 for the three months ended April 30, 2015, which increased cost of goods sold, compared to gains of approximately $396,000 related to corn derivative instruments for the same period of 2014, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended April 30, 2015 decreased 7.3% compared to the three months ended April 30, 2014.  Despite the decrease from period to period, operating expenses, as a percentage of total revenues, only increased slightly to 2.6% for the three months ended April 30, 2015, as compared to 2.2% for three months ended April 30, 2014.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the three months ended April 30, 2015 was approximately $1.9 million compared to approximately $6.8 million for the same period 2014. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 75.7% for the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, is due to our significantly reduced borrowings on our credit facilities.

Results of Operations for the Six Months Ended April 30, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015 and 2014.

	Six months ended		Six months ended
	April 30, 2015		April 30, 2014
Income Statement Data	(Unaudited)%		(Unaudited)%
Revenues	$56,991,020	100.0%	$80,059,608	100.0%
Cost of Goods Sold	52,470,145	92.1%	65,276,845	80.6%
Gross Profit	4,520,875	7.9%	14,782,763	19.4%
Operating Expenses	1,662,475	2.9%	1,683,445	2.2%
Operating Income	2,858,400	5.0%	13,099,318	17.3%
Other Expense, net	(118,651)	(0.2)%	(768,671)	(0.9)%
Net Income	2,739,749	4.8%	12,330,647	16.3%
Net Income Attributable to Noncontrolling Interest	126,656	0.2%	183,144	0.2%
Net Income Attributable to Heron Lake BioEnergy, LLC	$2,613,093	4.6%	$12,147,503	16.2%

Revenues

Revenues from our ethanol production segment represented approximately 98.9% and 99.4% of our total revenues for the six months ended April 30, 2015 and April 30, 2014, respectively. Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 2.7% and 1.7% of our total consolidated revenues for the six months ended April 30, 2015 and 2014, respectively. After accounting for intercompany eliminations, Agrinatural's revenues represented 1.1% and 0.6% of our consolidated revenues for the six months ended April 30, 2015 and 2014, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Amount	% of Total Revenues
Ethanol sales	$44,272,615	77.7%
Distillers' grains sales	10,657,249	18.7%
Corn oil sales	1,158,709	2.0%
Corn syrup sales	265,417	0.5%
Agrinatural revenues (net of intercompany eliminations)	637,030	1.1%
Total Revenues	$56,991,020	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2014:

	Amount	% of Total Revenues
Ethanol sales	$62,605,571	78.2%
Distillers' grains sales	15,031,322	18.8%
Corn oil sales	1,572,718	2.0%
Corn syrup sales	349,552	0.4%
Agrinatural revenues (net of intercompany eliminations)	500,445	0.6%
Total Revenues	$80,059,608	100.0%

Revenues decreased by 28.8% for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014 due primarily to decreases in the average prices received for our ethanol and distillers' grains, as well decreases in the total gallons of ethanol and tons of distillers' grains sold.

Ethanol

The average price we received for our ethanol was 26.5% lower for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. Additionally, the decrease in the price per gallon we received was compounded by a 3.8% decrease in the number of gallons of ethanol sold during the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. The reduction in ethanol gallons sold was primarily due to system pressure fluctuations we experienced during the first fiscal quarter of 2015 which reduced our overall production for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. We addressed the system pressure issues by changing our sieve beads and replacing the condenser which allowed us to resume normal plant operations by the end of the first quarter of 2015.

Distillers' Grains

Total sales of distillers' grains during the six months ended April 30, 2015 were 29.1% less compared to distillers' grains sales during the six months ended April 30, 2014. The decline in distillers' grains revenues is primarily attributable to a decrease in the average distillers' grains price of 25.8% for the two quarters ended April 30, 2015 as compared to the two quarters ended April 30, 2014. The effect of the decrease in average distillers' grains price was compounded by a 4.4% decrease in the tons of distillers' grains sold during the six months ended April 30, 2015 as compared to the same period in 2014. This decrease in volume sold was a result of the system pressure fluctuations discussed above. Since distillers' grains are a co-product of the ethanol production process, when ethanol production decreases, distillers' grains production also decreases. Our distillers' grains production levels returned to normal levels by the end of the first quarter of 2015 once the HLBE plant had addressed the system pressure fluctuations. Our distillers' grains production levels returned to normal levels by the end of the first quarter of 2015 after the system maintenance discussed above.

Corn Oil

Corn oil sales for the six months ended April 30, 2015 were down 26.3% compared to corn oil sales for the same period in 2014. Management attributes this decline to a 16.0% decrease in the volume of corn oil sold coupled with decrease of 12.3% in the average price per pound sold for six months ended April 30, 2015 compared to the same period in 2014. The decrease in volume sold for the six months ended April 30, 2015 is largely attributable to the production issues during the first fiscal quarter of 2015, as well as lower oil yield rates per bushel of corn.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Amount	% of Cost of Goods Sold
Corn costs	$39,214,043	74.7%
Natural gas costs	4,200,316	8.0%
All other components of costs of goods sold	9,055,786	17.3%
Total Cost of Goods Sold	$52,470,145	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2014:

	Amount	% of Cost of Goods Sold
Corn costs	$44,997,789	68.9%
Natural gas costs	7,305,686	11.2%
All other components of costs of goods sold	12,973,370	19.9%
Total Cost of Goods Sold	$65,276,845	100.0%

Our cost of goods sold decreased 19.6% for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended April 30, 2015, as compared to the same quarter of 2014.

Corn

Corn costs decreased 12.9% for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. However, corn costs comprised a larger portion of our cost of goods sold from period to period representing 74.7% and 68.9% of our cost of goods sold for the two quarters ended April 30, 2015 and 2014, respectively.

The decrease in corn costs was primarily due to significantly lower corn prices as the total volume of corn we processed was relatively unchanged, only decreasing by 1.7% for the six months ended April 30, 2015 as compared to the same period of fiscal year 2014. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market.

Natural Gas

Natural gas costs decreased 42.5% for the six months ended April 30, 2015 as compared to the six months ended April 30, 2014. The decrease in natural gas costs was primarily due both lower natural gas prices and warmer temperatures for much of the six months ended April 30, 2015 as compared to higher natural gas prices and bitter cold experienced throughout the six months ended April 30, 2014.

Hedging and Volatility of Purchases

We had gains related to corn derivative instruments of approximately $3,000 and $332,000 for the six months ended April 30, 2015 and 2014, respectively, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses for the six months ended April 30, 2015 decreased 1.2% compared to the six months ended April 30, 2014.  Despite the decrease from period to period, operating expenses, as a percentage of total revenues, increased slightly to 2.9% for the six months ended April 30, 2015, as compared to 2.1% for six months ended April 30, 2014.

Operating Income

Our income from operations for the six months ended April 30, 2015 was approximately $2.9 million compared to approximately $13.1 million for the same period 2014. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities. Interest expense, which was down 82.9% for the six months ended April 30, 2015, as compared to the six months ended April 30, 2014, is due to our significantly reduced borrowings on our credit facilities.

Changes in Financial Condition for the Six Months Ended April 30, 2015

The following table highlights our financial condition at April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014
	(unaudited)
Current Assets	$10,510,927	$10,896,702
Total Assets	$64,891,375	$66,122,250
Current Liabilities	$4,064,424	$8,109,395
Long-Term Debt	$11,538,609	$2,112,412
Members' Equity Attributable to Heron Lake BioEnergy, LLC	$48,308,363	$55,047,120
Non-Controlling Interest	$979,979	$853,323

Total assets decreased from approximately $66.1 million at October 31, 2014 to approximately $64.9 million at April 30, 2015. This decrease is primarily due to a decrease in total current assets of approximately $386,000, and a decrease in net property and equipment of approximately $829,000 at April 30, 2015 compared to October 31, 2014.

The 3.5% decrease to current assets is due in part to a decrease in inventory of approximately $365,000 at April 30, 2015 as compared to October 31, 2014. In addition, also contributing to the reduction in our current assets at April 30, 2015 was decrease of $438,000 in the asset value of our commodity derivative positions, as well as a decrease of $114,000 in restricted cash related to margin requirements for our commodity derivative instrument positions. Partially offsetting these decreases were an increase of approximately $409,000 in accounts receivable and $153,000 in prepaid expenses at April 30, 2015 compared to October 31, 2014. Our trade accounts receivable increased due to primarily to timing of shipments.

Net property and equipment decreased at April 30, 2015 compared to October 31, 2014 due to a decrease of approximately $5.7 million of construction in progress and approximately $2.3 million of accumulated depreciation for the quarter ended April 30, 2015 as compared to October 31, 2014 which was offset by an increase of approximately $7.1 million in plant, buildings and equipment at April 30, 2015 as compared to October 31, 2014. The decrease in construction in progress and increase in plant, buildings and equipment is due to the completion of Agrinatural's pipeline construction projects during the six months ended April 30, 2015.

Current liabilities totaled approximately $4.1 million at April 30, 2015, a decrease of approximately $4.0 million from October 31, 2014. This decrease was primarily due to a decrease of $4.1 million in our accounts payable at April 30, 2015 compared to October 31, 2014. This decrease is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at April 30, 2015.

Our long-term debt increased approximately $9.4 million from October 31, 2014 to April 30, 2015. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2015 and an additional $3.5 million in intercompany loans to Agrinatural.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $6.7 million at April 30, 2015 as compared to October 31, 2014. The decrease was related to the distribution to members of approximately $9.4 million offset by net income attributable to Heron Lake BioEnergy, LLC of approximately $2.6 million for the six months ended April 30, 2015.

Noncontrolling interest totaled approximately $980,000 at April 30, 2015.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at April 30, 2015 and net income attributable to the noncontrolling interest during the six months ended April 30, 2015.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Six Months Ended April 30,
	2015	2014
Net cash provided by operating activities	$1,468,970	$13,141,204
Net cash used in investing activities	(1,428,096)	(819,253)
Net cash used in financing activities	(71,291)	(6,609,429)
Net increase (decrease) in cash	$(30,417)	$5,712,522

Operating Cash Flows

During the six months ended April 30, 2015, cash flows from operating activities were approximately 88.8% lower, as compared to the six months ended April 30, 2014 due to a decrease in our net income along with decreases in both inventory and accounts receivable and an increase in accounts payable.

Investing Cash Flows

During the six months ended April 30, 2015, capital expenditures increased 74.3% for the six months ended April 30, 2015 compared to the same period of 2014. During our six months ended April 30, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations at the plant.

Financing Cash Flows

During the six months ended April 30, 2015, we used approximately $71,000 in cash in financing activities compared to $6.6 million used for the six months ended April 30, 2014. This decrease is primarily attributable to our receipt of $9.8 million in proceeds from long term debt which was used to make payments of $9.4 million in distributions to our unit holders and we also made payment of $476,000 on our long term debt the six months ended April 30, 2015. In comparison, we had proceeds of $759,000 from long-term debt and made payments of $7.4 million on our long-term debt during the six months ended April 30, 2014.

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

Under the AgStar revolving term note, we could initially borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  Therefore, the amount available under this facility was reduced to $24.5 million on March 1, 2015.

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

We had approximately $9.5 million outstanding on this loan at April 30, 2015, and $0 at October 31, 2014. The interest rate was 3.44% and 3.41% at April 30, 2015, and October 31, 2014, respectively.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. There was a total of approximately $2.3 million in outstanding water revenue bonds at April 30, 2015, and October 31, 2014. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $181,000 and $219,000 at April 30, 2015, and October 31, 2014, respectively.

We financed our corn oil separation equipment from the equipment vendor. We paid approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment, including implicit interest of 5.57%. This loan was set to mature in May 2015. We paid the balance of this loan in full during the quarter ended April 30, 2015.

We also have a note payable to the minority owner of Agrinatural in the amount of $300,000 at April 30, 2015. Interest on the note is One-Month LIBOR rate plus 4.0% and the note is due on demand.

Loans to Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, the Company entered into an intercompany loan agreement and related loan documents with Agrinatural (the "Original Agrinatural Credit Facility"). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

On March 30, 2015, we entered into an allonge (the “Allonge”) to the July 29, 2014 note with Agrinatural. Under the terms of the Allonge, the Company and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, defer commencement of repayment of principal until May 1, 2015, decrease the monthly principal payment to $36,000 per month and shorten maturity of the Original Agrinatural Credit Facility to May 1, 2019.

Interest on the Original Agrinatural Credit Facility was not amended and continues to accrue at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum. Accrued interest is due and payable on a monthly basis. Except as otherwise provided in the Allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

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

Additional Agrinatural Credit Facility

On March 30, 2015, the Company entered into a second intercompany loan agreement and related loan documents (the "Additional Agrinatural Credit Facility") with Agrinatural. Under the Additional Agrinatural Credit Facility, the Company agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Prior to May 1, 2015, Agrinatural is required to pay only monthly interest on the term loan.  Commencing May 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company under the Additional Agrinatural Credit Facility.

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

At April 30, 2015, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
April 30, 2015	April 30, 2015
$9,482,556	3.44%	3.78%	$32,620

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of	Annual Adverse Change to Income
			April 30, 2015
Ethanol	56,260,000	Gallons	10.00%	$8,493,000
Corn	19,477,000	Bushels	10.00%	$6,642,000
Natural Gas	1,600,000	MMBTU	10.00%	$446,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. In making this evaluation, our management considered the matters relating to the previously reported material weaknesses at Agrinatural, our majority owned subsidiary, discussed below. As of April 30, 2015, the material weaknesses in internal controls at Agrinatural are not fully remediated. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated disclosure controls and procedures were not effective as of April 30, 2015 due to the potential effect of the material weaknesses at Agrinatural.

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

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2014. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The ethanol industry is dependent on government usage mandates affecting ethanol production and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is significantly impacted by federal mandates for blending ethanol with gasoline. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate.

On May 29, 2015, the EPA released a proposed rule that would reduce the RFS2 levels for 2014, 2015, and 2016 to approximately 15.9 billion gallons, 16.3 billion gallons, and 17.4 billion gallons, respectively, and reduced the renewable volume obligations that can be satisfied by corn-based ethanol to 13.3 billion gallons, 13.4 billion gallons, and 14.0 billion gallons, respectively. While the EPA's May 2015 proposed RVO standards do increase over time, they also fall significantly short of statutory requirements and the reductions from the statutory volumes were greater than many in the industry anticipated. If the EPA's proposal becomes a final rule, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

To measure compliance with RFS2, RINs are generated and attached to renewable fuels, such as the ethanol we produce at our plants, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. In response to the EPA's recent proposal reducing RVOs from the RFS2 statutory volumes, RIN prices declined precipitously. If changes to the required RVOs for RFS2 result further declines in the price of various types of RINs, and in particular D-6 RINs, it could negatively affect the price of ethanol, which could adversely affect our operations.

Meeting the requirements of evolving environmental, health and safety laws and regulations, and in particular those related to climate change, could adversely affect our financial performance.

Our plant emits carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. When the EPA released its final regulations on RFS2, these regulations grandfathered our plant at its current production capacity for the generation of RINs for compliance with RFS2. Any expansion of our plant beyond the grandfathered volumes must meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol to be eligible to generate RINS for compliance with the RFS II mandate.

During the second fiscal quarter of 2015, our plant was awarded “efficient producer” status under the pathway petition program for the non-grandfathered volumes of ethanol produced at our plant. Pursuant to the award approval, we are only authorized to generate RINs for our non-grandfathered volume if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement.

Although we believe our plant will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement as presently operated, there is no guarantee that we will not have to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with the efficient producer requirements or other future law or regulation. Continued compliance with the efficient producer GHG reduction requirements or compliance with future law or regulation of carbon dioxide, could be costly and may prevent us from operating our plant as profitably, which may have an adverse impact on our operations, cash flows and financial position.

If we fail to comply with the 20% reduction in GHG emissions requirement, we will not be able to generate RINs for our non-grandfathered volumes of ethanol, which could adversely affect our operating margins.

We expect that nearly all of the anticipated demand for our ethanol production will be by customers obligated to comply with the RFS. The EPA's approval of our efficient producer petitions requires that the plant demonstrates continuous compliance with the 20% reduction in GHG emissions for all volumes of ethanol produced, not just non-grandfathered volumes of ethanol. If we cannot show continuous compliance with the requirement for all volumes of ethanol, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced. If our ethanol production does not meet the requirements for RIN generation as administered by the EPA, we may be required to sell those gallons of ethanol without RINs at lower prices in the domestic market to compensate for the lack of RINs or sell these gallons of ethanol in the export market where RINs are not required, which could adversely affect our results of operations, cash flows and financial condition.

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

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 15, 2015	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 15, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer