Form 10-Q
period 2015-07-31
Heron Lake BioEnergy, LLC
filed 2015-09-14
CIK 1286964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No
As of September 14, 2015, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$1,812,687	$662,128
Restricted cash	160,724	264,086
Accounts receivable	1,189,060	4,055,981
Inventory	6,472,521	5,187,267
Commodity derivative instruments	1,072,650	437,500
Prepaid expenses	319,944	289,740
Total current assets	11,027,586	10,896,702

Property and Equipment, net	53,437,452	54,367,998

Other Assets
Other intangible assets, net	131,685	160,296
Other assets	700,716	697,254
Total other assets	832,401	857,550

Total Assets	$65,297,439	$66,122,250

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$2,642,126	$—
Current maturities of long-term debt	710,383	846,235
Accounts payable	2,306,974	7,047,544
Accrued expenses	267,174	215,616
Total current liabilities	5,926,657	8,109,395

Long-Term Debt, net of current maturities	6,238,713	2,112,412

Members’ Equity
Members' Equity attributable to Heron Lake BioEnergy, LLC: 77,932,107 units issued and outstanding at both July 31, 2015 and October 31, 2014	52,117,183	55,047,120
Noncontrolling interest	1,014,886	853,323
Total members’ equity	53,132,069	55,900,443

Total Liabilities and Members’ Equity	$65,297,439	$66,122,250

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$30,192,430	$39,082,103	$87,183,450	$119,141,711

Cost of Goods Sold	25,436,496	30,790,088	77,906,641	96,066,933

Gross Profit	4,755,934	8,292,015	9,276,809	23,074,778

Selling, General and Administrative Expenses	741,766	777,274	2,404,241	2,460,719

Operating Income	4,014,168	7,514,741	6,872,568	20,614,059

Other Income (Expense)
Interest income	834	220	1,029	658
Interest expense	(162,284)	(656,507)	(299,270)	(1,457,086)
Other income	(8,991)	17,166	9,149	48,636
Total other expense, net	(170,441)	(639,121)	(289,092)	(1,407,792)

Net Income	$3,843,727	$6,875,620	$6,583,476	$19,206,267

Less: Net Income Attributable to Noncontrolling Interest	$(34,907)	$(89,866)	$(161,563)	$(273,010)

Net Income Attributable to Heron Lake BioEnergy, LLC	$3,808,820	$6,785,754	$6,421,913	$18,933,257

Weighted Average Units Outstanding - Basic	77,932,107	69,137,382	77,932,107	66,259,166

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic (Class A and B)	$0.05	$0.10	$0.08	$0.29

Weighted Average Units Outstanding - Diluted	77,932,107	78,394,634	77,932,107	78,546,004

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Diluted (Class A and B)	$0.05	$0.09	$0.08	$0.24

Distributions Per Unit - Basic	$0.12	$—	$0.12	$—

Distributions Per Unit - Diluted	$0.12	$—	$0.12	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income	$6,583,476	$19,206,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,421,056	3,308,173
Change in fair value of commodity derivative instruments	(752,851)	(206,744)
Write off of deferred loan costs included with interest expense	—	328,595
Change in operating fair value of operating assets and liabilities:
Restricted cash	103,362	(241,800)
Accounts receivable	2,866,921	(6,052,573)
Inventory	(1,285,254)	(597,031)
Prepaid expenses and other assets	(33,666)	655,773
Accounts payable	(4,802,261)	3,443,765
Accrued expenses	51,558	59,030
Commodity derivative instruments	117,701	292,231
Net cash provided by operating activities	6,270,042	20,195,686

Cash Flows from Investing Activities
Capital expenditures	(2,400,208)	(2,698,762)
Net cash used in investing activities	(2,400,208)	(2,698,762)

Cash Flows from Financing Activities
Checks in excess of bank balance	2,642,126	—
Proceeds from long-term debt	11,545,837	—
Payments on long-term debt	(7,555,388)	(16,681,371)
Payments on convertible subordinated debt	—	(207,000)
Distributions to Heron Lake BioEnergy, LLC members	(9,351,850)	—
Net cash used in financing activities	(2,719,275)	(16,888,371)

Net Increase in Cash	1,150,559	608,553

Cash - Beginning of period	662,128	543,238

Cash - End of period	$1,812,687	$1,151,791

Supplemental Disclosure of Cash Flow Information
Interest expense paid	$299,270	$1,173,443

Supplemental Disclosure of Non-Cash Activities
Cancellation of accrued distribution to noncontrolling interest	$—	$84,523
Capital expenditures and construction in process included in accounts payable	$61,691	$—
Conversion of subordinated debt to Class A Units	$—	$3,936,000

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated audited financial statements for the year ended October 31, 2014, contained in the Company’s annual report on Form 10-K.

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

Nature of Business

The Company is a Minnesota limited liability company currently producing fuel-grade ethanol, distillers' grains with solubles, and crude corn oil near Heron Lake, Minnesota and sells these products, pursuant to marketing agreements, throughout the continental United States. The Company's plant has an approximate nameplate production capacity of 50 million gallons per year. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to the Company's air emission permit which increased its permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons per year of undenatured ethanol on a twelve month rolling sum basis.  Additionally, the Company, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers.

Principles of Consolidation

The financial statements as of July 31, 2015 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the "Company". HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying Condensed Consolidated Balance Sheets and Statements of Operations. All significant intercompany balances and transactions are eliminated in consolidation.

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, the analysis of impairment of long-lived assets and valuation of commodity derivative instruments, inventory, and inventory purchase and sales commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two automatic renewal options for five year periods. On July 1, 2014, the Company entered into an amendment of its natural gas transportation agreement dated May 13, 2011 with Agrinatural, in which the Company agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the transportation agreement to October 31, 2021.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

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

3.    INVENTORY

Inventory consisted of the following:

	July 31, 2015	October 31, 2014
	(unaudited)
Raw materials	$1,546,830	$2,462,754
Work in process	743,362	791,490
Finished Goods	3,064,542	1,072,646
Critical Parts	1,117,787	860,377
Total	$6,472,521	$5,187,267

The Company performs a lower of cost or market analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or market analysis, the Company did not record a lower of cost or market adjustment on inventories for the three or nine month periods ended July 31, 2015 or 2014.

4.    DERIVATIVE INSTRUMENTS

As of July 31, 2015, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 4,575,000 bushels that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

The following tables provide details regarding the Company’s derivative instruments at July 31, 2015, none of which are designated as hedging instruments:

	Balance Sheets location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$1,072,650	$—

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

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statements of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Locations	2015	2014	2015	2014
Corn contracts	Cost of goods sold	$749,449	$(125,461)	$752,851	$206,744

As of July 31, 2015 and October 31, 2014, the Company had approximately $161,000 and $264,000, respectively, of cash collateral (restricted cash) related to corn derivatives held by a broker.

5.     FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at July 31, 2015:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet July 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$1,072,650	$1,072,650	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2014:

		Fair Value Measurement Using
Financial Assets:	Carrying Amount in Balance Sheet October 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant unobservable inputs (Level 3)
Commodity derivative instruments	$437,500	$437,500	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

6.    DEBT FINANCING

Debt financing consists of the following:

	July 31, 2015	October 31, 2014
	(unaudited)
Revolving term loan to lending institution, see terms below	$4,367,110	$—
Assessments payable	2,119,486	2,292,913
Note payable to electrical company	162,500	218,750
Note payable to noncontrolling interest member of Agrinatural	300,000	300,000
Corn oil recovery system note payable	—	146,984
Total	6,949,096	2,958,647
Less amounts due on demand or within one year	710,383	846,235
Net long term debt	$6,238,713	$2,112,412

Revolving Term Loan

The Company has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the amount available on this facility at July 31, 2015 was $24,500,000. Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee. The outstanding balance on the revolving term loan totaled approximately $4,367,110 and $0 at July 31, 2015, and October 31, 2014, respectively. The interest rate on the revolving term loan was 3.44% and 3.41% at July 31, 2015, and October 31, 2014, respectively.

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of July 31, 2015 and October 31, 2014, there was a total of $2.1 million and $2.3 million, respectively, in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

Estimated annual maturities of debt at July 31, 2015 are as follows based on the most recent debt agreements:

2015	$710,383
2016	$404,169
2017	$336,341
2018	$322,803
2019	$318,253
After 2019	$4,857,147
Total long-term debt	$6,949,096

7.    COMMITMENTS AND CONTINGENCIES

Forward Contracts

On July 31, 2015, the Company had cash and basis contracts for forward corn purchase commitments for approximately 5.9 million bushels for deliveries through May 2016.

At July 31, 2015, the Company had forward contracts to sell approximately $3,458,000 of ethanol for various delivery periods from August 2015 through September 2015 which approximates 25% of its anticipated ethanol sales during that period.

At July 31, 2015, the Company had forward contracts to sell approximately $2,028,000 of distillers' grains for delivery through September 2015 which approximates 45% of its anticipated distillers' grain sales during that period.

At July 31, 2015, the Company had natural gas agreements with a minimum purchase commitment of approximately 1.6 million MMBTU per year until April 2016. At July 31, 2015, the Company had no forward contracts to buy natural gas.

Construction in Progress

On July 31, 2015, the Company placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment on the equipment of approximately $375,000 to secure the order. The total commitment approximates $1.9 million and is expected to be completed during the latter part of fiscal year 2016.

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both July 31, 2015 and October 31, 2014.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.       LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017. Rent expense for these leases was approximately $525,000 and $1,572,000 for the three and nine months ended July 31, 2015, respectively, and approximately $503,000 and $1,327,000 for the three and nine months ended July 31, 2014, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries
Notes to Condensed Consolidated Unaudited Financial Statements
July 31, 2015

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)
Revenue:
Ethanol production	$86,472,121	$118,552,292
Natural gas pipeline	2,049,469	1,886,420
Eliminations	(1,338,140)	(1,297,001)
Total Revenue	$87,183,450	$119,141,711

Operating Income:
Ethanol production	$6,114,995	$20,839,308
Natural gas pipeline	1,252,208	(70,380)
Eliminations	(494,635)	(154,869)
Operating Income	$6,872,568	$20,614,059

	July 31, 2015	October 31, 2014
	(unaudited)
Total Assets:
Ethanol production	$52,303,977	$53,826,820
Natural gas pipeline	12,993,462	12,295,430
Total assets	$65,297,439	$66,122,250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months periods ended July 31, 2015, compared to the same periods of the prior fiscal year. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in Item 1 of this report and the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014.

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

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results and expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation. Refer to Note 10, “Business Segments”, of the notes to the condensed consolidated unaudited financial statements for financial information about our financial reporting segments.

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (wet, modified wet, and dried distillers' grains, non-edible corn oil and corn syrup). These operations are aggregated into one financial reporting segment.

Our ethanol plant has a nameplate capacity of 50 million gallons per year. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to our air emission permit which increased our permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We are currently operating above our stated nameplate capacity and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

Several upscaling projects will be required to increase the plant's current production capacity and take full advantage of the additional production allowed under our amended air permit. One such project includes replacing our existing regenerative thermal oxidizer ("RTO"). We estimate that the total capital commitment for the new RTO will be approximately $1.9 million and have made down payment of approximately $375,000 to secure the equipment order. Once installed, the new RTO will improve emissions control and allow us to continue to maintain applicable regulatory compliance. We expect completion of this project during the latter part of fiscal year 2016.

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

We have entered into a management services agreement with Granite Falls Energy, LLC, which owns and operates a 60 million gallon per year ethanol plant in Granite Falls, Minnesota. As of July 31, 2015, Granite Falls Energy controls approximately 50.6% of our outstanding membership units. Pursuant to the management services agreement, Granite Falls Energy's chief executive officer, chief financial officer, and commodity risk manager also hold those same offices for the Company. The initial term of the management services agreement expires in July 2016, but automatically renews for successive one-year terms unless either party gives written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Additionally, the Company has entered into two intercompany credit facilities with Agrinatural. Under these credit facilities, the Company agreed to make a five-year term loan in the principal amount of $3.05 million and a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. Details of the Agrinatural credit facilities are provided below in the section below entitled "PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources;Indebtedness".

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

On May 29, 2015, the EPA released a proposed rule containing 2014, 2015 and 2016 RFS RVOs. The comment period on the EPA's proposed numbers ended on July 27, 2015. It is unknown whether the EPA will adjust any of the proposed numbers based on public comment before issuing the final rule.

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

Although proposed RVO numbers exceed historical production, they are well below the current ethanol supply and production capacity. If the proposal becomes final, the market price and demand for ethanol may decrease unless additional demand from discretionary or E85 blending develops. Beyond the federal mandates, there are limited markets for ethanol. Therefore, any decline in the market price and demand for ethanol resulting from the reduced RVOs could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Pursuant to the award approval, we are only authorized to generate RINs for our plant's non-grandfathered volumes if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date of the EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make this demonstration, we must develop a compliance plan and keep certain records as specified in the approvals. Additionally, we must register with the EPA as a renewable fuel producer for the non-grandfathered volumes and satisfy the registration requirements, which include completing an engineering study by an independent engineer and a submitting our proposed compliance plan for approval. As of the date of this report, we have completed and submitted the required engineering study and our proposed compliance plan to the EPA for review and approval. Although we believe we will be able to satisfactorily complete the registration process, there is no guarantee that we will complete registration timely or at all, or, even if we do, that we will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement. If we do not complete the required registration or maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at the plant. As a result, we may be forced to rely on export sales for these non-grandfathered volumes of ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Additionally, any changes that are made to the ethanol plant or its operations must be reviewed to determine if amended permits need to be obtained in order to implement these changes.

Other factors that may affect our future results of operation include those risks discussed below and in "Item 1A. Risk Factors" of this quarterly report on Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015 and 2014.

	Three Months Ended		Three Months Ended
	July 31, 2015		July 31, 2014
Income Statement Data	(Unaudited)%		(Unaudited)%
Revenues	$30,192,430	100.0%	$39,082,103	100.0%
Cost of Goods Sold	25,436,496	84.2%	30,790,088	78.8%
Gross Profit	4,755,934	15.8%	8,292,015	21.2%
Operating Expenses	741,766	2.5%	777,274	2.0%
Operating Income	4,014,168	13.3%	7,514,741	17.2%
Other Expense, net	(170,441)	(0.6)%	(639,121)	(1.6)%
Net Income	3,843,727	12.7%	6,875,620	17.6%
Less: Net Income Attributable to Noncontrolling Interest	(34,907)	(0.1)%	(89,866)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$3,808,820	12.6%	$6,785,754	17.4%

Revenues

Revenues from our ethanol production segment represented approximately 97.8% and 99.8% of our total revenues for the three months ended July 31, 2015 and July 31, 2014, respectively. Revenues from our ethanol production segment derive primarily from three sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil. The remaining revenues from ethanol production are attributable to sales of corn syrup.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 4.4% and 3.0% of our total consolidated revenues for the three months ended July 31, 2015 and July 31, 2014, respectively. After accounting for intercompany eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services, Agrinatural's revenues represented 0.2% and 0.2% of our consolidated revenues for the three months ended July 31, 2015 and July 31, 2014, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015:

	Amount	% of Total Revenues
Ethanol sales	$22,716,368	75.3%
Distillers' grains sales	6,539,666	21.7%
Corn oil sales	761,140	2.5%
Corn syrup sales	100,957	0.3%
Agrinatural revenues (net of intercompany eliminations)	74,299	0.2%
Total Revenues	$30,192,430	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2014:

	Amount	% of Total Revenues
Ethanol sales	$31,074,476	79.5%
Distillers' grains sales	6,872,290	17.6%
Corn oil sales	914,165	2.4%
Corn syrup sales	132,198	0.3%
Agrinatural revenues (net of intercompany eliminations)	88,974	0.2%
Total Revenues	$39,082,103	100.0%

Revenues decreased by 22.7% for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 due primarily to decreases in the average prices received for our ethanol and distillers' grains, despite increases in the total volumes of ethanol and tons of distillers' grains sold.

Ethanol

The average price per gallon we received for our ethanol was 32.2% lower for the quarter ended July 31, 2015 as compared to the quarter ended July 31, 2014. This decrease was partially offset by an increase of 7.8% in the number of gallons sold during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014 which was due to increased production in the current period.

The fall off in ethanol prices is the result of various factors including but not limited to the demand for ethanol, the spread between ethanol and corn prices and overall gasoline prices and demand. Increased production and an overall decrease in ethanol exports resulted in an increase in domestic ethanol stocks, putting downward pressure on ethanol prices. Ethanol exports have somewhat rallied recently due mainly to lower domestic ethanol prices; however, exports may not continue at their current levels, especially if ethanol prices increase.

Ethanol prices were also depressed by lower gasoline and corn prices. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Further declines in corn and gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly unless additional demand can be created in the domestic or foreign markets.

The EPA's reductions in the 2014, 2015 and 2016 RVOs announced in the proposed rules released in late May 2015 also had a negative effect on ethanol prices during three months ended July 31, 2015. If finalized as proposed, the rule's reductions in the 2014, 2015, and 2016 RFS RVOs may further reduce demand unless additional demand from discretionary blending develops. Consequently, there could be a negative impact on market prices which could have a material adverse effect on our results of operations, cash flows and financial condition.

Distillers' Grains

Total sales of distillers' grains during the three months ended July 31, 2015 were 4.8% less compared to distillers' grains sales during the three months ended July 31, 2014. The decline in distillers' grains revenues is primarily attributable to a decrease in the average distillers' grains price of 8.6% for the quarter ended July 31, 2015 as compared to the quarter ended July 31, 2014. The effect of the decrease in average distillers' grains price was only partially mitigated by a 4.1% increase in the tons of distillers' grains sold during the three months ended July 31, 2015 as compared to the same period in 2014.

The market price of our dried distillers' grains generally tracks changes in the price of corn, as market prices for distillers' grains tend to move directionally with the prices of other livestock feed products. Management attributes the decline in the market price of distillers' grains from period to period to a weaker domestic demand due to significantly lower corn prices and domestic livestock feeders switching to other lower priced protein alternatives. In addition, the Chinese market has diminished in recent months. Management anticipates that distillers’ grains prices will remain lower and continue to track corn prices. If we experience further declines in the domestic distillers' grains market or if the Chinese export market stalls further, distillers' grains prices could decrease further.

Corn Oil

Total corn oil sales for the three months ended July 31, 2015 were down 16.7% compared to total corn oil sales for the same period in 2014. Management attributes this decline to a 21.4% reduction in corn oil prices for the three months ended July 31, 2015 compared to the same period in 2014, which was partially offset by a 5.9% increase in the volume of corn oil sold. Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Biodiesel production is a major source of corn oil demand. Management attributes the diminished demand for corn oil from the biodiesel industry due to reduced production by biodiesel plants resulting from the expiration of the biodiesel blenders' tax credit. While the EPA's renewable volume obligation for biodiesel was more favorable than some expected, the lack of the blenders' tax credit has continued to negatively impact biodiesel production. In addition, Management anticipates continued lower corn oil prices unless additional demand can be created.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015:

	Amount	% of Cost of Goods Sold
Corn costs	$19,525,821	76.8%
Natural gas costs	1,577,479	6.2%
All other components of costs of goods sold	4,333,196	17.0%
Total Cost of Goods Sold	$25,436,496	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2014:

	Amount	% of Cost of Goods Sold
Corn costs	$24,184,906	78.5%
Natural gas costs	2,326,872	7.6%
All other components of costs of goods sold	4,278,310	13.9%
Total Cost of Goods Sold	$30,790,088	100.0%

Our cost of goods sold decreased 17.4% for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. A significant decrease in natural gas, as well as decreases in corn costs, resulted in the decline in cost of goods sold in the quarter ended July 31, 2015, as compared to the same quarter of 2014. However, cost of goods sold as a percentage of revenues increased for the three month period ended July 31, 2015 compared the same period of 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.

    Corn

Corn costs decreased 19.3% for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The decrease in corn costs was primarily due to significantly lower corn prices. In addition, the total volume of corn we processed increased by 7.0% for the three months ended July 31, 2015 as compared to the same period of fiscal year 2014 due to increased production in the current period. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market, as well as relatively large anticipated corn crop in 2015 and stable corn demand. Management expects there to be an adequate corn supply available in our area to operate the ethanol plant. Corn prices may also be affected by weather, world supply and demand, current and anticipated stocks, and other factors. If corn prices were to increase as a result of such volatility, our ability to generate income may be negatively impacted due to the higher cost of operating our plant.

Natural Gas

Natural gas costs decreased 32.2% for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The decrease in natural gas costs was due to plentiful supply, resulting in lower natural gas prices for the quarter ended July 31, 2015 as compared to the quarter ended July 31, 2014, which had higher natural gas prices due to lingering supply shortages from the harsh winter in 2014. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

Hedging and Volatility of Purchases

We had gains related to corn derivative instruments of approximately $749,000 for the three months ended July 31, 2015, which decreased cost of goods sold, compared to losses of approximately $125,000 related to corn derivative instruments for the same period of 2014, which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended July 31, 2015 decreased 4.6% compared to the three months ended July 31, 2014. However, due to the decrease in total revenues, operating expenses, as a percentage of total revenues, remained relatively unchanged from period to period, at 2.5% for the three months ended July 31, 2015, as compared to 2.0% for three months ended July 31, 2014.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant. We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the three months ended July 31, 2015 was approximately $4.0 million compared to approximately $7.5 million for the same period 2014. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities described below. Interest expense, which was down 75.3% for the three months ended July 31, 2015, as compared to the three months ended July 31, 2014, is due to our significantly reduced borrowings on our credit facilities.

Results of Operations for the Nine Months Ended July 31, 2015 and 2014

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015 and 2014.

	Nine Months Ended		Nine Months Ended
	July 31, 2015		July 31, 2014
Income Statement Data	(Unaudited)%		(Unaudited)%
Revenues	$87,183,450	100.0%	$119,141,711	100.0%
Cost of Goods Sold	77,906,641	89.4%	96,066,933	80.6%
Gross Profit	9,276,809	10.6%	23,074,778	19.4%
Operating Expenses	2,404,241	2.8%	2,460,719	2.1%
Operating Income	6,872,568	7.8%	20,614,059	17.3%
Other Expense, net	(289,092)	(0.3)%	(1,407,792)	(1.2)%
Net Income	6,583,476	7.5%	19,206,267	16.1%
Less: Net Income Attributable to Noncontrolling Interest	(161,563)	(0.2)%	(273,010)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$6,421,913	7.3%	$18,933,257	15.9%

Revenues

Revenues from our ethanol production segment represented approximately 99.2% and 99.5% of our total revenues for the nine months ended July 31, 2015 and July 31, 2014, respectively. Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 2.4% and 1.6% of our total consolidated revenues for the nine months ended July 31, 2015 and 2014, respectively. After accounting for intercompany eliminations, Agrinatural's revenues represented 0.8% and 0.5% of our consolidated revenues for the nine months ended July 31, 2015 and 2014, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Amount	% of Total Revenues
Ethanol sales	$66,988,983	76.9%
Distillers' grains sales	17,196,915	19.7%
Corn oil sales	1,919,849	2.2%
Corn syrup sales	366,374	0.4%
Agrinatural revenues (net of intercompany eliminations)	711,329	0.8%
Total Revenues	$87,183,450	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2014:

	Amount	% of Total Revenues
Ethanol sales	$93,680,047	78.6%
Distillers' grains sales	21,903,612	18.4%
Corn oil sales	2,486,883	2.1%
Corn syrup sales	481,750	0.4%
Agrinatural revenues (net of intercompany eliminations)	589,419	0.5%
Total Revenues	$119,141,711	100.0%

Revenues decreased by 26.8% for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014 due primarily to decreases in the average prices received for our ethanol and distillers' grains.

Ethanol

The average price we received for our ethanol was 28.5% lower for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. We experienced unusually high ethanol prices during the first nine months of 2014 than the same period of 2015 due to rail logistics issues that plagued much of the ethanol industry during much of 2014, restricting the supply of ethanol in the market and resulting in higher ethanol prices as compared to the same period of 2015.

Distillers' Grains

Total sales of distillers' grains during the nine months ended July 31, 2015 were 21.5% less compared to distillers' grains sales during the nine months ended July 31, 2014. The decline in distillers' grains revenues is primarily attributable to a decrease in the average distillers' grains price of 20.2% for the three quarters ended July 31, 2015 as compared to the three quarters ended July 31, 2014. The effect of the decrease in average distillers' grains price was slightly enhanced by a 1.6% decrease in the tons of distillers' grains sold during the nine months ended July 31, 2015 as compared to the same period in 2014. Management attributes these lower distillers' grains prices to decreasing corn prices and increasing corn availability.

Corn Oil

Corn oil sales for the nine months ended July 31, 2015 were down 22.8% compared to corn oil sales for the same period in 2014. Management attributes this decline to a 8.4% decrease in the volume of corn oil sold coupled with decrease of 15.7% in the average price per pound sold for nine months ended July 31, 2015 compared to the same period in 2014. The decrease in volume sold for the nine months ended July 31, 2015 is largely attributable to a decrease in the amount of corn oil we produced per bushel of corn used. Management attributes the lower corn oil prices to decreasing biodiesel production and oversupply in the corn oil market.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Amount	% of Cost of Goods Sold
Corn costs	$59,208,293	76.0%
Natural gas costs	5,777,795	7.4%
All other components of costs of goods sold	12,920,553	16.6%
Total Cost of Goods Sold	$77,906,641	100.0%

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2014:

	Amount	% of Cost of Goods Sold
Corn costs	$69,182,696	72.0%
Natural gas costs	9,632,558	10.0%
All other components of costs of goods sold	17,251,679	18.0%
Total Cost of Goods Sold	$96,066,933	100.0%

Our cost of goods sold decreased 18.9% for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. A significant decrease in corn costs and natural gas resulted in the decline in cost of goods sold in the nine months ended July 31, 2015, as compared to the same period of 2014.

Corn

Corn costs decreased 14.4% for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. The decrease in corn costs was due to significantly lower corn prices for the nine months ended July 31, 2015 as compared to the same period of fiscal year 2014, as the total volume of corn we processed increased by 3.5% from period to period. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2014, resulting in a significant increase in the supply of corn available to the market.

Natural Gas

Natural gas costs decreased 40.0% for the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014. The decrease in natural gas costs was primarily due lower natural gas prices and warmer temperatures for much of the nine months ended July 31, 2015 as compared to the nine months ended July 31, 2014.

Hedging and Volatility of Purchases

We had gains related to corn derivative instruments of approximately $753,000 and $207,000 for the nine months ended July 31, 2015 and 2014, respectively, which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Operating expenses for the nine months ended July 31, 2015 decreased 2.3% compared to the nine months ended July 31, 2014.  Despite the decrease from period to period, operating expenses, as a percentage of total revenues, increased slightly to 2.8% for the nine months ended July 31, 2015, as compared to 2.1% for nine months ended July 31, 2014.

Operating Income

Our income from operations for the nine months ended July 31, 2015 was approximately $6.9 million compared to approximately $20.6 million for the same period 2014. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense. Interest expense consists primarily of interest payments on our credit facilities. Interest expense, which was down 79.5% for the nine months ended July 31, 2015, as compared to the nine months ended July 31, 2014, is due to our significantly reduced borrowings on our credit facilities.

Changes in Financial Condition for the Nine Months Ended July 31, 2015

The following table highlights our financial condition at July 31, 2015 and October 31, 2014:

	July 31, 2015	October 31, 2014
	(unaudited)
Current Assets	$11,027,586	$10,896,702
Total Assets	$65,297,439	$66,122,250
Current Liabilities	$5,926,657	$8,109,395
Long-Term Debt	$6,238,713	$2,112,412
Members' Equity Attributable to Heron Lake BioEnergy, LLC	$52,117,183	$55,047,120
Non-Controlling Interest	$1,014,886	$853,323

Total assets decreased from approximately $66.1 million at October 31, 2014 to approximately $65.3 million at July 31, 2015. This decrease is primarily due to a decrease in net property and equipment of approximately $931,000 at July 31, 2015 compared to October 31, 2014, which was slightly mitigated by an increase in total current assets of $131,000 from period to period. The 1.2% increase to current assets is due primarily to a decrease in accounts receivable of approximately $2.9 million at July 31, 2015 as compared to October 31, 2014. Our trade accounts receivable decreased due to primarily to timing of shipments. Offsetting, the decrease in accounts receivable was an increase of approximately $1.2 million in cash and $1.3 million in inventory at July 31, 2015 compared to October 31, 2014.

Current liabilities totaled approximately $5.9 million at July 31, 2015, a decrease of approximately $2.2 million from October 31, 2014. This decrease was primarily due to a decrease of $4.7 million in our accounts payable at July 31, 2015 compared to October 31, 2014. This decrease is due primarily to lower corn prices during the quarter which reduced the amount of our corn payable at July 31, 2015. Offsetting the decrease in accounts payable was a increase of $2.6 million in checks drawn in excess of bank balance at July 31, 2015 compared to October 31, 2014. Our outstanding checks in excess of our bank balance represents any checks that we have issued which have not yet been cashed which exceed the cash we have in our bank account. Checks that we issue are paid from our revolving lines of credit and any cash that we generate is used to pay down our lines of credit with our primary lender.

Our long-term debt increased approximately $4.1 million from October 31, 2014 to July 31, 2015. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2015 and an additional $3.5 million in intercompany loans to Agrinatural.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $2.9 million at July 31, 2015 as compared to October 31, 2014. The decrease was related to the distribution to members of approximately $9.4 million offset by net income attributable to Heron Lake BioEnergy, LLC of approximately $6.4 million for the nine months ended July 31, 2015.

Noncontrolling interest totaled approximately $1.0 million at July 31, 2015.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at July 31, 2015 and net income attributable to the noncontrolling interest during the nine months ended July 31, 2015.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended July 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$6,270,042	$20,195,686
Net cash used in investing activities	(2,400,208)	(2,698,762)
Net cash used in financing activities	(2,719,275)	(16,888,371)
Net increase in cash	$1,150,559	$608,553

Operating Cash Flows

During the nine months ended July 31, 2015, cash flows from operating activities were approximately 69.0% lower, as compared to the nine months ended July 31, 2014 due to a decrease in our net income along with a decrease in accounts receivable and increases in inventory and accounts payable.

Investing Cash Flows

During the nine months ended July 31, 2015, capital expenditures decreased 11.1% for the nine months ended July 31, 2015 compared to the same period of 2014 due to more payments for construction in progress at Agrinatural during the 2014 period. During the nine months ended July 31, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first fiscal quarter and make a down payment on the RTO replacement equipment.

Financing Cash Flows

During the nine months ended July 31, 2015, we used approximately $2.7 million in cash in financing activities compared to $16.9 million used for the nine months ended July 31, 2014. This decrease is primarily attributable to $2.6 million from checks in excess of bank balance and $11.5 million in proceeds from long term debt which was used to make payments of $9.4 million in distributions to our unit holders and we also made payment of $7.6 million on our long term debt the nine months ended July 31, 2015. In comparison, we made payments of $16.7 million on our long-term debt and payments of $207,000 on our convertible subordinated debt during the nine months ended July 31, 2014.

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

We had approximately $4.4 million outstanding on this loan at July 31, 2015, and $0 at October 31, 2014. The interest rate was 3.44% and 3.41% at July 31, 2015, and October 31, 2014, respectively.

Other Credit Arrangements

In addition to our primary credit arrangement with AgStar, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. There was a total of approximately $2.1 million and $2.3 million in outstanding water revenue bonds at July 31, 2015 and October 31, 2014, respectively . We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $163,000 and $219,000 at July 31, 2015, and October 31, 2014, respectively.

We financed our corn oil separation equipment from the equipment vendor. We paid approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment, including implicit interest of 5.57%. This loan was set to mature in May 2015. We paid the balance of this loan in full during the quarter ended April 30, 2015.

We also have a note payable to the minority owner of Agrinatural in the amount of $300,000 at July 31, 2015 and October 31, 2014. Interest on the note is One-Month LIBOR rate plus 4.0% and the note is due on demand.

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

The balance of this loan was approximately $2.9 million at July 31, 2015 and $3.05 million at October 31, 2014.

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

The balance of this loan was approximately $3.4 million at July 31, 2015.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this quarterly report on Form 10-Q.

At July 31, 2015, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
July 31, 2015	July 31, 2015
$4,367,110	3.44%	3.78%	$15,000

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

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of	Annual Adverse Change to Income
			July 31, 2015
Ethanol	60,994,000	Gallons	10.00%	$8,539,000
Corn	17,731,800	Bushels	10.00%	$5,798,000
Natural Gas	1,600,000	MMBTU	10.00%	$452,000

Item 4. Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our Chief Executive Officer, Steve Christensen, and our Chief Financial Officer, Stacie Schuler, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. In making this evaluation, our management considered the matters relating to the previously reported material weaknesses at Agrinatural, our majority owned subsidiary, discussed below. As of July 31, 2015, the material weaknesses in internal controls at Agrinatural are not fully remediated. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our consolidated disclosure controls and procedures were not effective as of July 31, 2015 due to the potential effect of the material weaknesses at Agrinatural.

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

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2015. Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2015, the EPA released a proposed rule that would reduce the RFS2 levels for 2014, 2015, and 2016 to approximately 15.9 billion gallons, 16.3 billion gallons, and 17.4 billion gallons, respectively, and reduced the renewable volume obligations that can be satisfied by corn-based ethanol to 13.3 billion gallons, 13.4 billion gallons, and 14.0 billion gallons, respectively. While the EPA's May 2015 proposed RVO standards do increase over time, they also fall significantly short of statutory requirements and the reductions from the statutory volumes were greater than what many in the industry anticipated. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use additional gallons of ethanol beyond what is required by the RFS which may result in a significant decrease in ethanol demand. Unless additional demand is created through discretionary blending, this departure by the EPA from the statutory requirements. If the market price and demand for ethanol decreases as expected, we could experience a material negative impact on our operating performance and financial condition.

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

101.1
The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2015	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 14, 2015	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer