Form 10-K
period 2015-10-31
Heron Lake BioEnergy, LLC
filed 2016-01-28
CIK 1286964

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒
As of April 30, 2015, the aggregate market value of the 31,105,720 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $5,611,916. The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant's operating and member control agreement. In determining this value, the registrant has assumed that all of its directors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

Use these links to rapidly review the document

FINANCIAL STATEMENTS
EXHIBIT INDEX

As of April 30, 2015, all of the 15,000,000 Class B units were held by an affiliate of the Company.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of January 27, 2016, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2015). This proxy statement is referred to in this report as the 2016 Proxy Statement.

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

•
Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuels Standard ("RFS") and resulting in a negative impact on ethanol prices and demand;

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
PART I
When we use the terms "Heron Lake BioEnergy," "we," "us," "our," the "Company", "HLBE" or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and its subsidiary, HLBE Pipeline Company, LLC. Additionally, when we refer to "units" in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy, LLC.
ITEM 1.    BUSINESS
Overview
We were organized as a Minnesota limited liability company on April 12, 2001 under the name "Generation II, LLC." In June 2004, we changed our name to Heron Lake BioEnergy, LLC.
In July 2013, Granite Falls Energy, LLC ("Granite Falls" or "GFE") acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of January 27, 2016, GFE owns approximately 50.6% of our outstanding membership units. As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.
We operate a dry mill fuel-grade ethanol plant in Heron Lake, Minnesota. Our plant was originally constructed as a coal fired plant but was converted to natural gas in November 2011.  Since beginning operation of our ethanol plant on September 21, 2007, our primary business has been the production and sale of ethanol and co-products, including dried distillers' grains and since February 2012, non-edible corn oil.
Our ethanol plant has a nameplate capacity of 50 million gallons per year. On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to our air emission permit which increased our permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We are currently operating above our stated nameplate capacity at an annual rate of approximately 61 million gallons and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.
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
In fiscal years 2015, 2014, and 2013, we sold approximately 61.4 million, 59.3 million and 55.4 million gallons of ethanol, respectively.

Our wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Rural Energy Solutions, LLC ("RES") owns the remaining 27% non-controlling interest in Agrinatural.
On December 18, 2014, our board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9.4 million to be paid to members of record as of December 18, 2014. The distribution was paid on January 19, 2015.
Subsequent to the end of our 2015 fiscal year, on December 17, 2015, our board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3.9 million to be paid to members of record as of December 17, 2015. The distribution was paid on January 25, 2016. Based on the covenants contained in our AgStar credit facilities, the foregoing distribution was approved by our lender prior to distribution.
Reportable Operating Segments
Accounting Standards Codification (ASC) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Based on the criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.4%, 1.8% and 1.5% of our total consolidated revenues in the years ended October 31, 2015, 2014, and 2013, respectively. After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural's revenues represented 0.9%, 0.6%, and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2015, 2014, and 2013, respectively, and have little to no impact on the overall performance of the Company.
We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation. Refer to Note 14, "Business Segments", of the notes to consolidated audited financial statements for financial information about our financial reporting segments.
Financial Information
Please refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "Item 8 - Financial Statements and Supplementary Data" for our consolidated financial statements and supplementary data.
Ethanol Production Segment
Revenues from our ethanol production segment have represented 99.1%, 99.4%, and 99.4% of our revenues in the years ended October 31, 2015, 2014, and 2013 respectively.
Principal Products
The principal products from our ethanol production are fuel-grade ethanol, distillers' grains, non-edible corn oil and miscellaneous sales of distillers' syrup, a by-product of the ethanol production process. We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2015. The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	77.6%	79.7%	76.7%
Distillers Grains	19.5%	17.1%	19.9%
Corn Oil	2.4%	2.1%	2.5%
Misc. Syrup Sales	0.5%	0.5%	0.3%

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
Ethanol Markets
There are local, regional, national, and international markets for ethanol. Our products are primarily sold in the domestic market. The principal markets for our ethanol are petroleum terminals in the continental United States. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

We believe that local markets will be limited and must typically be evaluated on a case-by-case basis. Although local markets may be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.
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
However, as domestic production of ethanol continues to expand, we anticipate increased international sales. Ethanol export demand, however, tends to fluctuate due to the relative strength of the U.S. dollar compared to foreign currencies and monetary and political policies in other nations. During our 2015 fiscal year, exports of ethanol produced in the U.S. with Canada as the leading importer, followed by Brazil, India, the Philippines, South Korea and the United Arab Emirates.
The markets in which our ethanol is sold will depend primarily upon the efforts of Eco-Energy, Inc. ("Eco-Energy"), which buys and markets our ethanol. We expect Eco-Energy to explore all markets for our ethanol, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our ethanol to continue to be marketed and sold domestically.
We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.
Over the past several years, there has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil from the North Dakota Bakkan oil fields. From time to time, this congestion has affected many ethanol plants' ability to ship ethanol on a timely basis and caused those plants to slow or suspend production. As of the date of this report, our plant has not experienced any material delays from the rail congestion problems. Delays in returning rail cars to our plants may affect our ability to operate our plants at full capacity due to ethanol storage capacity constraints.
Distillers' Grains Markets
We sell distillers' grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers' grains that we sell are in the form of dried distillers' grains. Currently, the United States ethanol industry exports a significant amount of dried distiller grains. During our 2015 fiscal year, the largest importers of United States distiller grains were China, Mexico, South Korea, Vietnam and Canada. In June 2014, China announced that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait that was not approved by China for import. This announcement was followed in July 2014 by a new certification requirement that distiller grains shipments to China were free of the genetically modified corn trait. As a result, distillers' grains exports to China decreased during the second half of 2014. However, in December 2014, China lifted the June 2014 ban and the Chinese export market rebounded in early 2015 only to diminish in recent months. Further, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015 which may result in a decline in export demand for distillers grains and declines in the price of distillers' grains in the United States, which could impact our ability to profitably operate.
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
Ethanol Marketing
Eco-Energy is our ethanol marketer. Pursuant to the agreement we have with Eco-Energy, it has agreed to market the entire ethanol output of our ethanol plant. We pay Eco-Energy a fixed fee for each gallon of ethanol shipped from our plant in consideration of Eco-Energy's services.
Distillers' Grains Marketing
Gavilon Ingredients, LLC ("Gavilon") serves as the distillers' grains marketer for our plant pursuant to a distillers' grains off-take agreement. Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers' grains produced at our ethanol plant. We pay Gavilon a service fee for its services under this agreement.
Corn Oil Marketing
RPMG, Inc. markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.
New Products and Services
We did not introduce any new products or services during our fiscal year ended October 31, 2015.
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
Corn Procurement
The cost of corn represented approximately 74.1%, 70.0% and 82.0% of our cost of sales for the years ended October 31, 2015, 2014, and 2013, respectively. At our current production rate of approximately 61 million gallons of ethanol per year, we need to procure approximately 21 million bushels of corn per year for our dry mill ethanol process. Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.
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
We generally purchase corn through spot cash, fixed-price forward, basis only, and futures only contracts and may utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis.
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
Natural Gas Procurement
The primary source of energy in our manufacturing process is natural gas. The cost of natural gas represented approximately 6.9%, 10.0% and 4.3% of our cost of sales for the years ended October 31, 2015, 2014, and 2013, respectively. We have a facilities agreement with Northern Border Pipeline Company, which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant.

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
We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC. We buy all of our natural gas from Constellation and this agreement runs until March 31, 2016.
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
Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. According to the RFA, as of November 13, 2015, there are approximately 213 biorefineries with a total nameplate capacity of 15.5 billion gallons of ethanol per year. However, the RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of November 13, 2015.
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

The following table identifies the top five largest ethanol producers in the United States along with their production capacities.

Company	Nameplate Capacity (mmgy)
Archer Daniels Midland	1,762
POET Biorefining	1,626
Valero Renewable Fuels	1,300
Green Plains, Inc.	1,085
Flint Hills Resources LP	820
Updated: November 13, 2015, Renewable Fuels Association
A majority of the United States ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota. Below is the United States ethanol production by state in millions of gallons for the ten states with the most total ethanol production:

State	Nameplate	Operating	Under Construction/ Expansion	Total
Iowa	3,990	3,985	30	4,020
Nebraska	2,044	1,991	—	2,044
Illinois	1,472	1,434	—	1,472
Indiana	1,148	1,046	—	1,148
Minnesota	1,147	1,129	—	1,147
South Dakota	1,024	1,024	—	1,024
Kansas	529	504	—	529
Ohio	528	528	—	528
Wisconsin	516	516	5	521
North Dakota	382	382	65	447
Total	12,780	12,539	100	12,880
Source: Renewable Fuels Association, 2015 Ethanol Industry Outlook issued January 2015.
Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plant. There are eight ethanol plants within an approximate 50 mile radius of our plant with a combined ethanol capacity of 586 million gallons. Therefore, we compete with other ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.
In addition to intense competition with local, regional, and national producers of ethanol, we have faced increased competition from imported ethanol and foreign producers of ethanol, most likely due to the expiration of the 2.5 percent ad valorem tax and an additional 54 cents a gallon surcharge in December 2011. Although ethanol imports have decreased since 2012, if demand for imported ethanol were to increase again, demand for domestic ethanol may be reduced, which could lead to lower domestic prices and lower operating margins.
We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is found in wood chips, corn stalks and rice straw, amongst other common plants. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and three companies have announced they have begun producing on a commercial scale this past year. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Producers of Distillers' Grains
The amount of distillers' grains produced annually in North America has increased significantly as the number of ethanol plants increased. We compete with other producers of distillers' grains products both locally and nationally, with more intense competition for sales of distillers' grains among ethanol producers in close proximity to our ethanol plant. There are eight ethanol plants within an approximate 50 mile radius of our plant with a combined capacity capable of producing approximately 1.8 million tons of distillers' grains. These competitors may be more likely to sell to the same markets that we target for our distillers' grains.
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
Competition for Corn
We will compete with ethanol producers in close proximity of our plant for the supplies of corn required to operate our plant. The existence of other ethanol plants, particularly those in close proximity to our plant, increase the demand for corn and may result in higher costs for supplies of corn. There are eight ethanol plants within an approximate 50 mile radius of our plant that use approximately 211 million bushels of corn and that we will compete with these other ethanol plants for corn for our ethanol plant.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users.
Competition for Personnel
We will also compete with ethanol producers in close proximity of our facility for the personnel required to operate our plant. The existence and development of other ethanol plants will increase competition for qualified managers, engineers, operators and other personnel. We also compete for personnel with businesses other than ethanol producers and with businesses located outside the community of Heron Lake, Minnesota.
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
Government Ethanol Supports
The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the "RFS"). The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Under the RFS, the EPA is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVOs"). On November 30, 2015, the EPA released the long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending exceeded the RVO reductions initially proposed by the EPA in May 2015, but remained below the original blending requirements set by the RFS. The following chart illustrates the minimum usage established by the RFS statute and the minimums established in the November 30, 2015 final rule:

Year	RVO Source	Total Renewable Fuel RVO	Cellulosic Ethanol Minimum Requirement	Biodiesel Minimum Requirement	Advanced Biofuel Requirement	Maximum Amount of Conventional That Can Be Used to Satisfy Total Renewable Fuel RVO
2014	RFS Statute	18.15	1.75	—	3.37	14.40
	EPA Final Rule	16.28	0.03	1.63	2.64	13.61
2015	RFS Statute	20.50	3.00	—	5.50	15.00
	EPA Final Rule	16.93	0.12	1.73	2.88	14.05
2016	RFS Statute	22.25	4.25	—	7.25	15.00
	EPA Final Rule	18.11	0.23	1.90	3.61	14.51
Current ethanol production capacity exceeds the EPA's 2014, 2015 and 2016 RVO standard which can be satisfied by corn based ethanol. Beyond the federal mandates, there are limited markets for ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

Compliance with Environmental Laws and Other Regulatory Matters
Our business subjects us to various federal, state, and local environmental laws and regulations, including: those relating to discharges into the air, water, and ground; the generation, storage, handling, use, transportation, and disposal of hazardous materials; and the health and safety of our employees. These laws and regulations require us to obtain and comply with numerous permits to construct and operate our ethanol plant, including water, air, and other environmental permits. The costs associated with obtaining these permits and meeting the conditions of these permits have increased our costs of construction and production. Additionally, compliance with environmental laws and permit conditions in the future could require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment, as well as significant management time and expense. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations, and/or plant shutdown, any of which could have a material adverse effect on our operations. Although violations and environmental non-compliance still remain a possibility following our conversion from coal to natural gas combustion, the exposure to the company has been greatly reduced.
For the fiscal year ended October 31, 2015, we incurred costs and expenses of approximately $191,000 complying with environmental laws, including the cost of pursuing permit amendments. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.
When the EPA released its final regulations on the RFS, the gallons produced by first-generation ethanol plants utilizing corn starch, such as the HLBE plant, were grandfathered to generate Renewable Identification Numbers ("RINs") for compliance with the RFS at its then permitted capacity of 59.2 million gallons per year. However, to generate RINs that qualify for compliance with the RFS program, any new production above the grandfathered gallons must meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS mandate.

In September 2014, the EPA announced a new expedited petition process, referred to as the "efficient producer" petition, for existing corn starch and grain sorghum ethanol producers to gain pathway approval and qualify to generate RINs for production volumes above those grandfathered under the RFS. On January 13, 2015, we submitted an efficient producer petition to the EPA which was approved by the EPA on March 12, 2015. In the approval determination, the EPA's analysis indicated that we achieved at least a 20.1% reduction in GHG emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

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

Employees
As of the date of this report, we have 39 full time employees, of which 5 employees are involved primarily in management and administration and the remaining employees are involved primarily in plant operations. We do not currently anticipate any significant change in the number of employees at our plant.
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
Natural Gas Pipeline Segment
Through our wholly owned subsidiary, HLBE Pipeline Company, LLC, we indirectly own 73% of Agrinatural Gas, LLC, a Delaware limited liability company. RES owns the remaining 27% non-controlling interest in Agrinatural. RES is owned by Swan Engineering, Inc. ("SEI") and an unrelated third party. SEI provides project management and management and operating services to Agrinatural as described below.
Agrinatural is governed by a seven (7) member board of managers. Under Agrinatural's operating agreement, we have the right to appoint four (4) of the seven (7) managers and RES has the right to appoint three (3) managers.
Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota. Agrinatural's natural gas pipeline originates from an interconnection with the natural gas transmission pipeline of Northern Border Pipeline Company approximately seven miles southwest of Jeffers, Minnesota in Cottonwood County. Agrinatural currently owns and operates approximately 187 miles of distribution mains and services. The Agrinatural pipeline was initially installed in 2011 to serve the Company. Since the initial installation of the pipeline, Agrinatural has added several other commercial, agricultural and residential customers in the communities and surrounding areas of Heron Lake, Jeffers, Delft, Dundee, Storder, and Okabena, Minnesota. As of October 31, 2015, Agrinatural has 732 customers.
On March 27, 2015, Agrinatural terminated its prior management and operating agreement with SEI and executed a new management and operating agreement with SEI. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. Under the previous management and operating agreement with SEI, Agrinatural paid SEI monthly fee of $6,000. The new management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.
On March 27, 2015, Agrinatural also executed a new project management agreement with SEI, replacing the prior project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The new project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

On March 30, 2015, Agrinatural entered into a restructure agreement with SEI. Pursuant to the SEI restructure agreement, Mychael Swan, the principal of SEI, resigned as the CEO of Agrinatural effective as January 10, 2015. Mr. Swan will continue to serve as the Chairman of the Agrinatural board of managers.

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

Additionally, the Company has entered into two intercompany credit facilities with Agrinatural. Under these credit facilities, the Company agreed to make a five-year term loan in the principal amount of $3.05 million and a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. Details of the Agrinatural credit facilities are provided below in the section below entitled "PART II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".
Assets from our natural gas pipeline segment have represented 19.5%, 18.6% and 10.2% of our consolidated total assets in the years ended October 31, 2015, 2014, and 2013, respectively. Agrinatural's assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.
Agrinatural's revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural. Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.4%, 1.8% and 1.5% of our total consolidated revenues in the years ended October 31, 2015, 2014, and 2013, respectively. After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural's revenues represented 0.9%, 0.6% and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2015, 2014, and 2013, respectively, and have little to no impact on the overall performance of the Company.
Financial Information about Geographic Areas
All of our operations are domiciled in the United States, including those of Agrinatural, our majority owned subsidiary. All of the products sold to our customers for the fiscal years ended October 31, 2015, 2014, and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States.
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
Ethanol has historically traded at a discount to gasoline; however with the recent volatility in oil and gas prices, ethanol prices have also fluctuated. When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively impacted. Consequently, ethanol pricing and demand may also be volatile, which makes it difficult to manage profit margins and which could result in a material adverse effect on our business, results of operations and financial condition.
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
Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably.

In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 fiscal year which may not continue to occur during our 2016 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2016 fiscal year, especially since the corn-based ethanol use requirement in the RFS was reduced by the EPA in November 2015 compared to the statutory requirements. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.
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
China, the largest buyer of distillers' grains in the world, announced in June 2014 that it would stop issuing import permits for United States distillers' grains due to the presence of a genetically modified trait was not approved by China for import. As a result, Chinese imports of distillers' grains for the second half of 2014 were halted and a drop in distillers' grains prices followed. Following the resolution of these issues in December 2014, Chinese imports resumed at volumes prior to the ban. However, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015 which may result in a decline in export demand for distillers grains. If United States producers can not satisfy import requirements imposed by China or other countries importing distillers' grains, export demand could be significantly reduced as a result. If export demand of distillers' grains is significantly reduced as a result, the price of distillers' grains in the United States would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.
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
Because Minnesota is one of the top producers of ethanol in the United States, we face increased competition because of the location of our ethanol plants.
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
Rail logistical problems may result in delays in shipments of our products which could negatively impact our financial performance.
There has been an increase in rail traffic congestion throughout the United States primarily due to the increase in cargo trains carrying shale oil. From time to time, periodic high demand and unusually adverse weather conditions may cause rail congestion resulting in rail delays and rail logistical problems. Although we have not been materially affected by prior rail congestion period, future periods of congestion may affect our ability to operate our plant at full capacity due to ethanol storage capacity constraints, which in turn could have a negative affect on our financial performance.
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
Our business is not diversified.

Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  Further, all of our investments are in companies involved in the ethanol industry. If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.
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

Further, environmental laws and regulations are subject to substantial change. We cannot predict what material impact, if any, these changes in laws or regulations might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. In addition, regulations of the EPA and the Minnesota Pollution Control Agency depend heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
Meeting the requirements of evolving environmental, health and safety laws and regulations, and in particular those related to climate change, could adversely affect our financial performance.

Our plant emits carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. When the EPA released its final regulations on RFS, these regulations grandfathered our plant at its current production capacity for the generation of RINs for compliance with RFS. Any expansion of our plant beyond the grandfathered volumes must meet a threshold of a 20% reduction in GHG emissions from a 2005 baseline measurement for the ethanol to be eligible to generate RINS for compliance with the RFS II mandate.

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

The RFS sets minimum national volume standards for use of renewable fuels, including volume standards for specific categories of renewable fuels: cellulosic, biomass-based diesel and total advanced renewable fuels. While our ethanol does not qualify as one of the new volume categories of renewable fuels, we believe that the overall renewable fuels requirement of RFS creates an incentive for the use of ethanol. Other federal and state programs that require or provide incentives for the use of ethanol create demand for ethanol. Government regulation and government programs that create demand for ethanol may also indirectly create supply for ethanol as additional producers expand or new companies enter the ethanol industry to capitalize on demand. In the case of the RFS, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.
By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of conventional ethanol that can be used to meet the renewable fuels blending requirements at 13.8 billion gallons for 2013, 14.4 billion gallons for 2014 and for 2015 and thereafter, at 15.0 billion gallons. However, on November 30, 2015, the EPA released its long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending were set below the original blending requirements set by the RFS. Moreover, current ethanol production capacity exceeds the EPA's 2014, 2015 and 2016 RVO standard which can be satisfied by corn based ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Unless additional demand from exports or discretionary or E85 blending develops, the November final rule could result in a significant decrease in ethanol demand, and corresponding reduction in the market price for ethanol, and could have a material adverse effect on our results of operations, cash flows and financial condition.
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

As of January 27, 2016, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.6% of our outstanding units. As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.
Our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. Therefore, as of January 27, 2016, Granite Falls Energy has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Granite Falls Energy can significantly influence the outcome of any actions taken by our board of governors and our business.
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
Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by AgStar under our credit facility. Our credit facility with AgStar currently limits our ability to make distributions to our members. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Although we have declared distributions that were paid to members in January 2015 and 2016, there is no guarantee that we will be in a financial position to pay distributions in the future, that the terms of our credit facility will allow us to make distributions to our members, or that distributions, if any, will be at times or in amounts to permit our members to make income tax payments. Consequently, members may receive little or no return on their investment in the units.
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
You may be subject to federal alternative minimum tax.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed and operate our ethanol plant, which also includes corn, ethanol, distillers' grains and corn oil storage and handling facilities. Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters. Our address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175.
All of our real property is subject to mortgages in favor of AgStar as security for loan obligations.
Our majority owned subsidiary, Agrinatural, property consists of 187 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. Agrinatural's assets have represented 19.5%, 18.6% and 10.2% of our consolidated total assets for the years ended October 31, 2015, 2014 and 2013, respectively. All of Agrinatural's real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.
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
The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe the following table most accurately represents the current trading value of the Company's units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2014 1st	—	—	None
2014 2nd	0.37	0.43	44,500
2014 3rd	0.45	0.75	214,750
2014 4th	0.90	0.90	88,000
2015 1st	1.41	1.5	18,500
2015 2nd	—	—	None
2015 3rd	1.2	1.25	807,109
2015 4th	1.15	1.3	26,500
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
Issuer Repurchases of Equity Securities
We did not make any repurchases of our Class A or Class B units during fiscal 2015.
Holders of Record
As of January 27, 2016, there were 62,932,107 Class A units outstanding held of record by 1,190 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding. The determination of the number of members is based upon the number of record holders of the units as reflected in the Company's internal unit records.
As of January 27, 2016, Granite Falls Energy, LLC owns a 50.6% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE, a related party by virtue of its ownership interest in us, owns an ethanol plant located in Granite Falls, Minnesota. As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2015 and January 27, 2016, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.
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
Subsequent to the end of our 2015 fiscal year, on December 17, 2015, our board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3.9 million to be paid to members of record as of December 17, 2015. The distribution was paid on January 25, 2016. Based on the covenants contained in our AgStar credit facilities, the foregoing distribution was approved by our lender prior to distribution.
Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". We do not currently have any plans to declare a future distribution.
Unregistered Sales of Equity Securities
The Company had no unregistered sales of securities in fiscal year 2015.
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
ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the consolidated balance sheets as of October 31, 2015 and 2014 and the consolidated statements of operations data for the years ended October 31, 2015, 2014, and 2013 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2013, 2012 and 2011 and the consolidated statements of operations data for the years ended October 31, 2012 and 2011 were derived from audited consolidated financial statements filed previously. This selected consolidated financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data for the fiscal years ended October 31,	2015	2014	2013	2012	2011
Revenues	$115,660,469	$149,418,044	$163,764,144	$168,659,935	$164,120,375
Total Cost of Goods Sold	105,248,092	120,569,409	155,536,974	166,529,283	157,163,624
Gross Profit	10,412,377	28,848,635	8,227,170	2,130,652	6,956,751
Operating Expenses	(3,001,095)	(2,950,047)	(3,214,036)	(3,171,331)	(3,613,465)
Impairment Charge	—	—	—	(27,844,579)	—
Settlement Expense	—	—	—	(900,000)	—
Operating Income (Loss)	7,411,282	25,898,588	5,013,134	(29,785,258)	3,343,286
Other expense, net	(431,566)	(1,571,070)	(2,745,274)	(2,567,385)	(2,800,269)
Net Income (Loss)	6,979,716	24,327,518	2,267,860	(32,352,643)	543,017
Net Income (Loss) Attributable to Non-controlling Interest	228,483	358,673	327,018	353,019	(27,838)
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$6,751,233	$23,968,845	$1,940,842	$(32,705,662)	$570,855

Weighted Average Units Outstanding—Basic (Class A and B)	77,932,107	69,233,367	44,868,463	38,510,066	33,391,636
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.09	$0.35	$0.04	$(0.85)	$0.02

Weighted Average Units Outstanding - Diluted (Class A and B)	77,932,107	78,389,586	48,086,445	38,510,066	33,391,636
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.09	$0.31	$0.04	$(0.85)	$0.02
Distributions Per Unit (Class A and B)	$0.12	$—	$—	$—	$—

Balance Sheet Data at October 31,	2015	2014	2013	2012	2011
Current assets	$12,892,432	$10,896,702	$7,849,244	$7,538,782	$14,237,942
Property and equipment, net	52,984,550	54,367,998	51,670,272	58,099,286	88,592,945
Other assets	819,402	857,550	1,274,401	942,951	1,303,037
Total assets	$66,696,384	$66,122,250	$60,793,917	$66,581,019	$104,133,924

Current liabilities	$6,456,103	$8,109,395	$5,061,910	$45,000,237	$7,807,727
Long-term debt	6,711,975	2,112,412	28,181,155	4,031,335	46,844,912
Members' equity attributable to Heron Lake BioEnergy, LLC	52,446,500	55,047,120	27,142,275	17,344,433	49,508,123
Non-controlling interest	1,081,806	853,323	408,577	205,014	(26,838)
Total liabilities and members' equity	$66,696,384	$66,122,250	$60,793,917	$66,581,019	$104,133,924
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2015. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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
Based on the criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes: (1) production of ethanol and related distillers' grains, corn oil and syrup collectively referred to as ethanol production; and (2) natural gas pipeline distribution and services from the Company's majority owned subsidiary, Agrinatural.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.4%, 1.8% and 1.5% of our total consolidated revenues in the years ended October 31, 2015, 2014, and 2013, respectively. After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural's revenues represented 0.9%, 0.6% and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2015, 2014, and 2013, respectively, and have little to no impact on the overall performance of the Company.
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
Property and Equipment
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
Inventory
We value our inventory at the lower of cost or net realized value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realized value on inventory to be a critical accounting estimate.

Recently Issued Accounting Pronouncements
Inventory Measurement (Adopted)
In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has elected to adopt the standard as of November 1, 2014, and it did not have a material effect on the financial statements.
Contract Revenue Recognition (Evaluating)
In May 2014 and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance using a full retrospective approach. The Company is still evaluating the guidance and its effect on its financial statements.
Results of Operations for the Fiscal Years Ended October 31, 2015 and 2014
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenues	$115,660,469	100.0%	$149,418,044	100.0%
Cost of Goods Sold	105,248,092	91.0%	120,569,409	80.7%
Gross Profit	10,412,377	9.0%	28,848,635	19.3%
Operating Expenses	(3,001,095)	(2.6)%	(2,950,047)	(2.0)%
Operating Income	7,411,282	6.4%	25,898,588	17.3%
Other Expense	(431,566)	(0.4)%	(1,571,070)	(1.1)%
Net Income before non-controlling interest	6,979,716	6.0%	24,327,518	16.2%
Net Income attributable to non-controlling interest	228,483	0.2%	358,673	0.2%
Net Income attributable to Heron Lake BioEnergy, LLC	$6,751,233	5.8%	$23,968,845	16.0%
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

 The following table shows the sources of our revenue for the fiscal year ended October 31, 2015:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$88,995,963	76.9%
Distillers' grains sales	22,395,048	19.4%
Corn oil sales	2,799,251	2.4%
Other/Miscellaneous	1,470,207	1.3%
Total Revenues	$115,660,469	100.0%
The following table shows the sources of our revenue for the fiscal year ended October 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$119,112,756	79.7%
Distillers' grains sales	25,604,229	17.1%
Corn oil sales	3,200,509	2.1%
Other/Miscellaneous	1,500,550	1.1%
Total Revenues	$149,418,044	100.0%
Our total revenue decreased 22.6% for our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in revenues primarily to a lower average price for our ethanol and distillers' grains. Offsetting this decrease, however was an 3.5% and 2.1% increase in gallons of ethanol and tons distillers' grains sold, respectively during our 2015 fiscal year compared to the same period of 2014.
Ethanol
The average price we received for our ethanol decreased by approximately 27.8% during our 2015 fiscal year compared to our 2014 fiscal year. Our average price per gallon of ethanol sold was $1.45 in 2015 and $2.01 in 2014. Management attributes the drop in ethanol prices to continuing lower corn and gasoline prices, which impacts the market price of ethanol. In addition, management believes the uncertainty related to EPA proposed reductions in the RFS volume obligations during 2015 also impacted ethanol demand, negatively impacting ethanol prices. In comparison, we experienced unusually high ethanol prices during much of fiscal year 2014 due to rail logistics issues that plagued much of the ethanol industry during much of 2014, restricting the supply of ethanol in the market and resulting in higher ethanol prices.

In late May 2015, the EPA proposed reducing the amount of corn-based ethanol which was required to be used in 2015 to levels which were below the 2014 requirement. On November 30, 2015, the EPA issued its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending exceeded the RVO reductions proposed in May 2015, but remained below the original blending requirements set by the RFS. Management believes this uncertainty during much of 2015 caused fuel blenders to reduce ethanol demand which negatively impacted ethanol prices. The EPA's final renewable volume obligations may result in legal challenges, potentially by both the ethanol industry and the oil industry. Management expects that the reduced renewable volume obligations will continue to negatively impact market ethanol prices through 2016 and potentially after that time. The negative impact of the EPA's release could be increased if the ethanol export market diminishes from current levels, which could result in oversupply of ethanol in domestic markets and depress ethanol prices. Management anticipates that ethanol prices will remain lower during our 2016 fiscal year as a result of lower corn prices, lower oil prices and the reduced renewable volume obligations and as a result our our operating margins will be tight and be unfavorable during portions of 2016.
Distillers' Grains
Total sales of distillers' grains during our 2015 fiscal year were 12.5% less compared to distillers' grains sales during our 2014 fiscal year. The decline in distillers' grains revenues is primarily attributable to a decrease in the price we received for our distillers' grains in our 2015 fiscal year, which was approximately 14.4% lower than the price we received during our 2014 fiscal year. The effect of this price decrease was offset by a slight increase of 2.1% in quantity sold in our 2015 fiscal year compared to our 2014 fiscal year. Management believes these lower distillers' grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2015 fiscal year. Management anticipates that corn prices and demand will remain relatively low during our 2016 fiscal year due to the size of the 2015 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain lower during our 2016 fiscal year.
Distiller grains prices were negatively impacted during our 2014 and 2015 fiscal years as a result of Chinese trade actions which impacted both corn and distiller grains. In June 2014, China stopped issuing permits for the import of distillers' dried grains from the United States due to the presence of a unapproved genetically modified organism ("GMO") corn trait in some distillers' grains shipments. The GMO trait has been approved in the United States and a number of other countries but was not in China. In December 2014, these trade issues were resolved and China lifted the ban imposed in June 2014. Following the Chinese announcement, Chinese import buyers resumed purchases of United States distillers' grains and domestic distillers' grains prices rebounded but have diminished in recent months due to the availability of corn following the 2015 corn harvest and weaker Chinese markets.
Corn Oil
Separating the corn oil from our distillers' grains decreases the total tons of distillers' grains that we sell; however, our corn oil has a higher per ton value than our distillers' grains. The average price we received per pound of corn oil sold during our 2015 fiscal year was approximately 16.9% less than the average price received during our 2014 fiscal year. Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. Soybean oil prices were lower during 2015 which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil.
Offsetting this price decrease, our volume of corn oil sold increased from approximately 10.2 million pounds during our 2014 fiscal year to approximately 10.7 million pounds during our 2015 fiscal year due to increased extraction efficiencies. The net effect of the price decrease and increase in volume sold resulted in a 12.5% decrease in corn oil revenue from fiscal year 2014 to fiscal year 2015.
While the EPA's final renewable volume obligations for biodiesel was more favorable than some expected, the lack of the biodiesel blenders' tax credit has continued to negatively impact biodiesel production. In addition, Management anticipates continued lower corn oil prices unless additional demand can be created.
Biodiesel production is a major source of corn oil demand. Management attributes the diminished demand for corn oil from the biodiesel industry due to reduced production by biodiesel plants resulting from the expiration of the biodiesel blenders' tax credit. However, the federal omnibus tax extenders legislation that was signed into law in December 2015, included a retroactive reinstatement and extended the biodiesel blenders' tax credit through 2016. Additionally, the EPA's final renewable volume obligations for biodiesel issued in November 2015 was more favorable than the RVOs proposed in May 2015. As a result of both the finalized RVOs and the restatement and extension of the biodiesel blenders' tax credit, management anticipates that biodiesel production will increase and as a result corn oil demand may increase which could benefit corn oil prices.

Hedging of Sales
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
Cost of Sales
We experienced a 12.7% decrease in our cost of goods sold for our 2015 fiscal year compared to our 2014 fiscal year. Our cost of goods sold decreased from approximately $120.6 million in our fiscal year ended October 31, 2014 to approximately $105.2 million for our fiscal year ended October 31, 2015. Our two largest costs of production are corn (74.1% of cost of goods sold for our fiscal year ended October 31, 2015) and natural gas (6.9% of cost of goods sold for our fiscal year ended October 31, 2015). A significant decrease in natural gas costs, as well as decreases in corn costs, resulted in the decline in cost of goods sold for our fiscal year ended October 31, 2015, as compared to the fiscal year 2014. However, cost of goods sold as a percentage of revenues increased for fiscal year 2015 compared to fiscal year 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.
Corn Costs
We experienced a decrease of approximately 7.6% in the total amount we paid for corn for our 2015 fiscal year compared to our 2014 fiscal year. This was the net result of a 13.2% decrease in our per bushel cost, offset by a 6.4% increase in the quantity of bushels we purchased. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market. In addition, due to another large harvest in 2015, we expect corn prices to remain stable to lower during our 2016 fiscal year. Management anticipates that corn supplies will remain favorable during our 2016 fiscal year which should result in relatively stable corn prices and anticipated reduced demand due to the lower renewable volume obligations for corn-based ethanol released by the EPA in November 2015. These lower corn prices could impact the amount of corn which is planted during 2016 which could result in higher corn prices later in our 2016 fiscal year.
Natural Gas Costs
For our 2015 fiscal year, we experienced a decrease of approximately 39.4% in our overall natural gas costs compared to our 2014 fiscal year due to plentiful supply in fiscal year 2015, which resulted in lower prices for fiscal year 2015 compared to the higher prices we experienced during the first and second quarters of fiscal year 2014 due to lingering supply shortages from the harsh winter in 2014. Management anticipates that natural gas prices will hold steady and may even decrease slightly throughout our 2016 fiscal year. However, if we experience another exceptionally cold and long winter during our 2016 fiscal year, management anticipates that we may experience increases in natural gas prices that will match those that occurred in 2014.
Hedging and Volatility of Purchases
Realized and unrealized gains and losses related to our corn derivative instruments resulted in a decrease of approximately $831,000 in our cost of goods sold for our 2015 fiscal year compared to a decrease of $788,000 in our cost of goods sold for our 2014 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Operating Expense
Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses as a percentage of revenues rose slightly, increasing from 2.0% of revenues for our fiscal year ended October 31, 2014 to 2.6% of revenues for our fiscal year ended October 31, 2015. We continue to focus on increasing our operating efficiency as we strive to lower our operating expenses. We expect that going forward our operating expenses will remain relatively steady.
Operating Income

For our fiscal year ended October 31, 2015, we reported operating income of approximately $7.4 million and for our fiscal year ended October 31, 2014, we had operating income of approximately $25.9 million. This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.
Other Income (Expense), Net
We had total other expense, net for our fiscal year ended October 31, 2015 of approximately $432,000 compared to total other expense, net of approximately $1.6 million for our fiscal year ended October 31, 2014. This decrease is primarily due to a decrease in interest expense during our fiscal year ended October 31, 2015 compared to the same period of 2014 due to decreased borrowings on our credit facilities.
Results of Operations for the Fiscal Years Ended October 31, 2014 and 2013
The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended October 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenues	$149,418,044	100.0%	$163,764,144	100.0%
Cost of Goods Sold	120,569,409	80.7%	155,536,974	95.0%
Gross Profit	28,848,635	19.3%	8,227,170	5.0%
Operating Expenses	(2,950,047)	(2.0)%	(3,214,036)	(2.0)%
Operating Income	25,898,588	17.3%	5,013,134	3.0%
Other Expense	(1,571,070)	(1.1)%	(2,745,274)	(1.7)%
Net Income before non-controlling interest	24,327,518	16.2%	2,267,860	1.3%
Net Income attributable to non-controlling interest	358,673	0.2%	327,018	0.2%
Net Income (Loss) attributable to Heron Lake BioEnergy, LLC	$23,968,845	16.0%	$1,940,842	1.1%
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
 The following table shows the sources of our revenue for the fiscal year ended October 31, 2014:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$119,112,756	79.7%
Distillers' grains sales	25,604,229	17.1%
Corn oil sales	3,200,509	2.1%
Other/Miscellaneous	1,500,550	1.1%
Total Revenues	$149,418,044	100.0%
The following table shows the sources of our revenue for the fiscal year ended October 31, 2013:

Revenue Sources	Amount	Percentage of Total Revenues
Ethanol sales	$125,541,065	76.7%
Distillers' grains sales	32,575,616	19.9%
Corn oil sales	4,033,942	2.5%
Other/Miscellaneous	1,613,521	0.9%
Total Revenues	$163,764,144	100.0%

We experienced a 8.8% decrease in our revenues for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this decrease in revenues primarily to a lower average price for our ethanol and distillers' grains. Offsetting this decrease, however was an 7.1% and 38.0% increase in our production of ethanol and distillers' grains, respectively during our 2014 fiscal year compared to the same period of 2013.
Ethanol
The average price we received for our ethanol decreased by approximately 11.5% during our 2014 fiscal year compared to our 2013 fiscal year. Our average price per gallon of ethanol sold was $2.01 in 2014 and $2.27 in 2013. Management attributes the drop in ethanol prices during fiscal year 2014 as compared to fiscal year 2013 to continuing lower corn and gasoline prices, which impacted the market price of ethanol in 2014. In addition, management believes the uncertainty related to EPA proposed changes in the RFS volume obligation during 2014 also impacted ethanol demand, negatively impacting ethanol prices. However, ethanol prices were somewhat buoyed during fiscal year 2014 by tighter domestic ethanol inventories due to continuing rail delays causing production slow downs and reductions and stronger export markets as a result of lower United States ethanol prices making our ethanol more cost competitive in the world market.
Distillers' Grains
Sales of distillers' grains represent a slightly smaller portion of our revenues during our 2014 fiscal year compared to our 2013 fiscal year as a result of significantly lower prices which were offset by greater quantities of distillers' grains sold. The price we received for our distillers' grains in our 2014 fiscal year was approximately 11.5% lower than the price we received during our 2013 fiscal year; however, this decrease was offset by a increase of 38.0% in quantity sold in our 2014 fiscal year compared to our 2013 fiscal year. Management believes the lower distillers' grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2014 fiscal year.
Additionally, changes in export demand for distillers' grains by China during summer 2014 negatively impacted distillers' grains prices for much of the second half of fiscal year 2014. In June 2014, China stopped issuing permits for the import of distillers' dried grains from the United States due to the presence of a unapproved genetically modified organism ("GMO") corn trait in some distillers' grains shipments. In December 2014, these trade issues were resolved and China lifted the ban imposed in June 2014. However, the practical effect of the ban was the elimination of the largest export market for distillers' grains which increased competition in the domestic feed market due to increased domestic supplies of distillers' grains and corn.
Corn Oil
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
Operating Expense
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
Changes in Financial Condition for the Fiscal Year Ended October 31, 2015 and 2014

The following table highlights the changes in our financial condition for the fiscal year ended ended October 31, 2015 from our previous fiscal year ended October 31, 2014:

	October 31, 2015	October 31, 2014
Current Assets	$12,892,432	$10,896,702
Total Assets	$66,696,384	$66,122,250
Current Liabilities	$6,456,103	$8,109,395
Long-Term Debt	$6,711,975	$2,112,412
Members' Equity attributable to Heron Lake BioEnergy, LLC	$52,446,500	$55,047,120
Non-controlling Interest	$1,081,806	$853,323
Total assets were approximately $66.7 million at October 31, 2015 compared to approximately $66.1 million at October 31, 2014.
The increase in current assets at October 31, 2015 compared to October 31, 2014 is primarily due to an increase in accounts receivable, as well in increases in cash on hand, inventory and derivative instruments. These increases were offset slightly by a decrease in prepaid expenses. Trade accounts receivable increased because we were awaiting payment for a larger quantity of our products at October 31, 2015 compared to October 31, 2014.
Offsetting the increase in total assets was a decrease in our property and equipment. Property and equipment, less accumulated depreciation, totaled approximately $53.0 million at October 31, 2015, which is slightly less than our property and equipment, less accumulated depreciation, as of October 31, 2014, which totaled approximately $54.4 million. The decrease is due to depreciation expense of approximately $4.6 million offset by capital expenditures of approximately $3.2 million during the fiscal year ended October 31, 2015. These capital expenditures are primarily attributable to approximately $1.6 million of ethanol production equipment additions and pipeline construction activities during the fiscal year ended October 31, 2015.

Total current liabilities decreased approximately $1.6 million and totaled approximately $6.5 million at October 31, 2015 as compared to total current liabilities of approximately $8.1 million at October 31, 2014. This decrease was primarily due to an decrease in our accounts payable to approximately $3.9 million at October 31, 2015 from approximately $7.0 million at October 31, 2014, and a decrease in the current portion of our long-term debt to approximately $518,000 at October 31, 2015 as compared to approximately $846,000 at October 31, 2014. Offsetting the decreases in accounts payable and current portion of long-term debt was liability for $1.8 million in checks drawn in excess of bank balance at October 31, 2015. Our checks in drawn excess of bank balance represents any checks that we have issued which have not yet been cashed which exceed the cash we have in our bank account. Checks that we issue are paid from our revolving lines of credit and any cash that we generate is used to pay down our lines of credit with our primary lender. The decrease in our accounts payable is primarily due to a decrease in Agrinatural's accounts payables for pipeline construction in progress from period to period. The decrease in the current liability of our long-term debt was a result of scheduled debt repayments during the fiscal year.
Long-term debt totaled approximately $6.7 million at October 31, 2015 compared to long-term debt as of October 31, 2014 which totaled approximately $2.1 million. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2015 and an additional $3.5 million in intercompany loans to Agrinatural.
Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $2.6 million at October 31, 2015 compared to October 31, 2014. The decrease was related to the distribution to members of approximately $9.4 million offset by net income attributable to Heron Lake BioEnergy, LLC of approximately $6.8 million for the year ended October 31, 2015.
Non-controlling interest totaled approximately $1.1 million at October 31, 2015 compared to approximately $853,000 at October 31, 2014.  This is directly related to recognition of the 27.0% non-controlling interest in Agrinatural, LLC.
Liquidity and Capital Resources
Year Ended October 31, 2015 Compared to Year Ended October 31, 2014
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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. Our RTO replacement project is being funded from current earnings from operations and we do not expect that we require additional capital to fund this project.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our current lines of credit.

Cash Flows

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented:

	Year Ended October 31
	2015	2014
Net cash provided by operating activities	$6,530,673	$28,319,812
Net cash used in investing activities	$(2,822,633)	$(3,544,389)
Net cash used in financing activities	$(3,243,885)	$(24,656,533)
Net increase in cash and equivalents	$464,155	$118,890
Operating Cash Flows

During the fiscal year ended October 31, 2015, we had net cash provided by operating activities of approximately $6.5 million compared to approximately $28.3 million during the fiscal year ended October 31, 2014. This difference is primarily due to generating income of $7.0 million during fiscal year 2015 compared to approximately $24.3 million during fiscal year 2014. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows
During the fiscal year ended October 31, 2015, investing activities used approximately $2.8 million in cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first fiscal quarter of 2015 and make a down payment on the RTO replacement equipment. During the same period of 2014, we used proceeds of $3.6 million primarily for payments for pipeline construction in progress at Agrinatural.
Financing Cash Flows
During the fiscal year ended October 31, 2015, we used approximately $3.2 million from financing activities compared to approximately $24.7 million for financing activities during the same period of 2014. Our sources of cash from financing activities in fiscal year 2015 consisted primarily of proceeds of $1.8 million from checks in excess of bank balance, which was offset by payments of $9.4 million in distributions to our unit holders and net proceeds of approximately $9.2 million on our long term debt. During fiscal year 2014, our uses of cash for financing activities included payments on our long term debt of approximately $24.4 million and $207,000 of payments on our convertible subordinated debt.
Year Ended October 31, 2014 Compared to Year Ended October 31, 2013
The following table summarizes our sources and uses of cash and equivalents from our consolidated statements of cash flows for the periods presented:

	Year Ended October 31
	2014	2013
Net cash provided by operating activities	$28,319,812	$3,957,770
Net cash provided by (used in) investing activities	$(3,544,389)	$2,811,649
Net cash used in financing activities	$(24,656,533)	$(6,879,542)
Net decrease in cash and equivalents	$118,890	$(110,123)
Operating Cash Flows
During the fiscal year ended October 31, 2014, we had net cash provided by operating activities of approximately $28.3 million compared to approximately $4.0 million during the fiscal year ended October 31, 2013. This difference is primarily due to generating income of $24.3 million during fiscal year 2014 compared to approximately $2.3 million during fiscal year 2013. Currently, our capital needs are being adequately met through cash flows from our operating activities and our currently available credit facilities.
Investing Cash Flows
During the fiscal year ended October 31, 2014, investing activities used approximately $3.6 million for capital expenditures. During the same period of 2013, we received proceeds of $3.7 million primarily attributable to the sale by our subsidiary, Lakefield Farmers Elevator, LLC, of grain facilities at Lakefield and Wilder, Minnesota, which was offset by approximately $0.9 million of capital expenditures.
Financing Cash Flows
During the fiscal year ended October 31, 2014, we used approximately $24.7 million from financing activities consisting primarily of payments on our long term debt and line of credit of approximately $24.4 million and payments on the convertible subordinated debt of $207,000. During the fiscal year ended October 31, 2013, we used approximately $6.9 million for financing activities consisting primarily of payments on our long term debt of approximately $19.5 million. Offsetting cash sources from financing activities for fiscal year 2013 included issuances of member units of approximately $6.9 million and convertible subordinated debt of approximately $5.1 million.
Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2015:

	Total	Less than One Year	One to Three Years	Four to Five Years	Greater Than Five Years
Long-term debt obligations(1)	$8,469,727	$810,071	$1,436,077	$1,085,882	$5,137,697
Operating lease obligations (2)	3,139,950	2,133,300	1,006,650	—	—
Purchase obligations (3)	3,329,460	3,329,460	—	—	—
Total contractual obligations	$14,939,137	$6,272,831	$2,442,727	$1,085,882	$5,137,697
_______________________________________________________________________________

(1)	Long-term debt obligations include estimated interest and interest on unused debt.

(2)	The operating lease obligations in the table above include our rail car leases.

(3)	Purchase obligations consist of forward contracted corn deliveries and forward contracted natural gas purchases.
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

Under the AgStar revolving term note, we could initially borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.  Therefore, the amount available under this facility at October 31, 2015 was $24.5 million.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  HLBE may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. In the event any amount is outstanding on this loan in excess of the new credit limit, we agreed to repay principal on the loan until we reach the new credit limit.  We agreed to pay an annual fee of 0.5% of the unused portion of this loan.  The revolving term loan is subject to a prepayment fee for any prepayment on the Term Loan prior to July 1, 2016 due to refinancing. We had approximately $4.8 million outstanding on this loan at October 31, 2015 and had no balance outstanding at October 31, 2014. The interest rate was 3.45% and 3.41% at October 31, 2015, and October 31, 2014, respectively.
For additional information related to the the revolving term note, see Note 8 included herein as part of the Notes to the Consolidated Financial Statements.
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

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors, an unrelated company. In consideration of this agreement, we and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, we entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, we pay monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to us if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of October 31, 2015 and 2014, there was a total of approximately $2.0 million and $2.3 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.
To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2015 and 2014 were approximately $144,000 and $219,000, respectively.
We financed our corn oil separation equipment from the equipment vendor. We pay approximately $40,000 per month on this debt, conditioned upon revenue generated from the corn oil separation equipment. The monthly payment includes implicit interest of 5.57% until maturity, which was in May 2015. The note was secured by the corn oil separation equipment. We paid the balance of this loan in full during the quarter ended April 30, 2015.
We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $300,000 at October 31, 2015 and 2014. Interest on the note is One Month LIBOR rate plus 4.0% and payment is due on demand at the discretion of the board of managers of Agrinatural.
Loans to Agrinatural
Original Agrinatural Credit Facility

On July 29, 2014, we entered into an intercompany loan agreement and related loan documents with Agrinatural (the "Original Agrinatural Credit Facility"). Under the Original Agrinatural Credit Facility, we agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

Interest on the Original Agrinatural Credit Facility was not amended and accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum. Accrued interest is due and payable on a monthly basis. Except as otherwise provided in the Allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES, the minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.
The balance of this loan was approximately $2.8 million at October 31, 2015 and $3.05 million at October 31, 2014.
Additional Agrinatural Credit Facility

On March 30, 2015, we entered into a second intercompany loan agreement and related loan documents (the "Additional Agrinatural Credit Facility") with Agrinatural. Under the Additional Agrinatural Credit Facility, we agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company under the Additional Agrinatural Credit Facility.
The balance of this loan was approximately $3.3 million at October 31, 2015.
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
Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with AgStar. The specifics of these credit facilities are discussed in greater detail in “PART II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness".

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10% Adverse Change	Approximate Adverse Change to Income
October 31, 2015	October 31, 2015
$5,123,000	3.45%	3.80%	$18,000

We had no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2014 fiscal year.
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

As of October 31, 2015, we had price protection in place for approximately 7% of our anticipated corn needs and 2% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.
A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2015	Approximate Adverse Change to Income
Ethanol	60,000,000	Gallons	10%	$8,820,000
Corn	20,350,000	Bushels	10%	$7,041,000
Natural Gas	1,600,000	MMBTU	10%	$528,000
For comparison purposes, our sensitivity analysis for our 2014 fiscal year is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2014	Approximate Adverse Change to Income
Ethanol	44,620,000	Gallons	10%	$7,719,000
Corn	16,600,000	Bushels	10%	$5,843,000
Natural Gas	1,300,000	MMBTU	10%	$659,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Governors
Heron Lake BioEnergy, LLC
Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC as of October 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2015. Heron Lake BioEnergy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP
Certified Public Accountants

Minneapolis, Minnesota
January 27, 2016

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Balance Sheets

	October 31, 2015	October 31, 2014
ASSETS
Current Assets
Cash	$1,126,283	$662,128
Restricted cash	—	264,086
Accounts receivable	5,671,181	4,055,981
Inventory	5,259,346	5,187,267
Commodity derivative instruments	677,149	437,500
Prepaid expenses and other current assets	158,473	289,740
Total current assets	12,892,432	10,896,702

Property and equipment, net	52,984,550	54,367,998

Other Assets
Other intangible assets, net	122,148	160,296
Other assets	697,254	697,254
Total other assets	819,402	857,550

Total Assets	$66,696,384	$66,122,250

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$517,957	$846,235
Checks drawn in excess of bank balance	1,836,682	—
Accounts payable	3,913,714	7,047,544
Accrued expenses	187,750	215,616
Total current liabilities	6,456,103	8,109,395

Long-Term Debt, net of current maturities	6,711,975	2,112,412

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of:
77,932,107 units issued and outstanding at both October 31, 2015, and October 31, 2014.	52,446,500	55,047,120
Non-controlling interest	1,081,806	853,323
Total members' equity	53,528,306	55,900,443

Total Liabilities and Members' Equity	$66,696,384	$66,122,250

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Operations

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Revenues	$115,660,469	$149,418,044	$163,764,144

Cost of Goods Sold	105,248,092	120,569,409	155,536,974

Gross Profit	10,412,377	28,848,635	8,227,170

Operating Expenses	(3,001,095)	(2,950,047)	(3,214,036)

Operating Income	7,411,282	25,898,588	5,013,134

Other Income (Expense)
Interest income	1,312	658	17,335
Interest expense	(444,625)	(1,665,007)	(2,789,373)
Other income	11,747	93,279	26,764
Total other expense, net	(431,566)	(1,571,070)	(2,745,274)

Net Income	6,979,716	24,327,518	2,267,860

Net Income Attributable to Non-controlling Interest	228,483	358,673	327,018

Net Income Attributable to Heron Lake BioEnergy, LLC	$6,751,233	$23,968,845	$1,940,842

Weighted Average Units Outstanding—Basic	77,932,107	69,233,367	44,868,463

Net Income Per Unit - Basic (Class A and B)	$0.09	$0.35	$0.04

Weighted Average Units Outstanding—Diluted	77,932,107	78,389,586	48,086,445

Net Income Per Unit - Diluted (Class A and B)	$0.09	$0.31	$0.04

Distributions Per Unit (Class A and B)	$0.12	$—	$—
Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members' Equity

	Class A Units	Class B Units	Members' Equity attributable to Heron Lake BioEnergy, LLC	Non-controlling Interest	Total Members' Equity

Balance—October 31, 2012	38,622,107	—	$17,344,433	$205,014	$17,549,447

Capital issuance, net	8,075,000	15,000,000	6,922,500	—	6,922,500
Conversion of subordinated convertible debt	3,115,000	—	934,500	—	934,500
Member distributions	—	—	—	(123,455)	(123,455)
Net income attributable to non-controlling interest	—	—	—	327,018	327,018
Net income attributable to Heron Lake BioEnergy, LLC	—	—	1,940,842	—	1,940,842

Balance—October 31, 2013	49,812,107	15,000,000	27,142,275	408,577	27,550,852

Conversion of subordinated convertible debt	13,120,000	—	3,936,000	—	3,936,000
Cancellation of accrued distribution to non-controlling interest	—	—	—	86,073	86,073
Net income attributable to non-controlling interest	—	—	—	358,673	358,673
Net income attributable to Heron Lake BioEnergy, LLC	—	—	23,968,845	—	23,968,845

Balance—October 31, 2014	62,932,107	15,000,000	55,047,120	853,323	55,900,443

Member Distributions	—	—	(9,351,853)	—	(9,351,853)
Net income attributable to non-controlling interest	—	—	—	228,483	228,483
Net income attributable to Heron Lake BioEnergy, LLC	—	—	6,751,233	—	6,751,233

Balance - October 31, 2015	62,932,107	15,000,000	$52,446,500	$1,081,806	$53,528,306

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Cash Flow From Operating Activities
Net income	$6,979,716	$24,327,518	$2,267,860
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,593,710	4,321,961	4,282,523
Write-off of deferred loan cost included in interest expense	—	369,699	—
Gain on sale of asset	—	(58,000)	—
Change in fair value of commodity derivative instruments	(831,227)	(787,617)	—
Change in operating assets and liabilities:
Restricted cash	264,086	(264,086)	—
Accounts receivable	(1,615,200)	(3,306,555)	1,035,335
Inventory	(72,079)	417,042	(2,015,737)
Commodity derivative instruments	591,578	350,117	—
Prepaid expenses and other current assets	131,267	651,610	(155,442)
Accounts payable	(3,483,312)	2,387,592	(1,390,905)
Accrued expenses	(27,866)	(89,469)	(65,864)
Net cash provided by operating activities	6,530,673	28,319,812	3,957,770

Cash Flows from Investing Activities
Payments for capital expenditures	(2,822,633)	(3,602,389)	(917,020)
Proceeds from disposal of property and equipment	—	58,000	3,728,669
Net cash provided by (used in) investing activities	(2,822,633)	(3,544,389)	2,811,649

Cash Flows from Financing Activities
Checks in excess of bank balance	1,836,682	—	—
Proceeds from (payments on) line of credit	—	—	(480,000)
Proceeds from long-term debt	13,440,990	—	—
Payments on long-term debt	(9,169,704)	(24,449,533)	(19,493,936)
Proceeds from note payable	—	—	820,929
Issuance of (payments on) convertible subordinated debt	—	(207,000)	5,077,500
Issuance of member units	—	—	6,922,500
Distributions Paid	(9,351,853)	—	—
Deferred financing costs	—	—	(390,858)
Release of restricted cash	—	—	715,259
Distributions to non-controlling interest	—	—	(50,936)
Net cash used in financing activities	(3,243,885)	(24,656,533)	(6,879,542)
Net Increase (Decrease) in cash	464,155	118,890	(110,123)
Cash—Beginning of period	662,128	543,238	653,361
Cash—End of period	$1,126,283	$662,128	$543,238

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$444,625	$1,340,260	$2,961,259

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Conversion of subordinated convertible debt to Class A units	$—	$3,937,550	$934,500
Cancellation of accrued distribution to non-controlling interest	$—	$86,073	$—
Capital expenditures included in accounts payable	$349,482	$3,359,225	$605,750
Distribution to non-controlling interest in accrued expenses	$—	$—	$72,519

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 72.3 million gallons per year of undenatured ethanol on a twelve month rolling sum basis. In addition, the Company produces and sells distillers' grains with solubles and corn oil as co-products of ethanol production. Additionally, the Company through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers.
Principles of Consolidation
The financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC (collectively, "the Company"). HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC ("Agrinatural"). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.
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
Non-controlling Interest
Amounts recorded as non-controlling interest relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods. On July 1, 2014, the Company entered into an amendment to this agreement to exercise early one of the two automatic renewals, thereby extending the term of this agreement to October 31, 2021.
The Company previously declared a distribution to the non-controlling interest members for approximately $86,000. This amount was recorded within accrued expenses at October 31, 2013. During the fiscal year ended October 31, 2014, the Company canceled this distribution.
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
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company's credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2015 or 2014. It is at least possible this estimate will change in the future.
Inventory
Inventory is stated at the lower of cost or net realizable value in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-11 issued in July 2015. See "Recently Issued Accounting Pronouncements, Inventory Measurement (Adopted)" below for additional information regarding ASU No. 2015-11. Cost for all inventories is determined using the first in first out method (FIFO). Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers' grains, and corn oil.
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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company's ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.
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
Other Intangibles
Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000, $58,000 and $18,000 during the fiscal years ended October 31, 2015, 2014 and 2013, respectively.
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
Long-Lived Assets
Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No indicators of impairment existed during fiscal 2015, 2014, or 2013 that would have triggered impairment testing, and therefore, no impairment expense was recorded during fiscal 2015, 2014, or 2013.
Debt Financing Costs
Costs associated with the issuance of loans are classified as financing costs. Financing costs are amortized over the term of the related debt by use of the effective interest method. Amortization and write-offs of debt financing costs for the fiscal year ended October 31, 2015, 2014 and 2013 was approximately $0, $370,000, and $21,000, respectively, which is included as a component of interest expense within the consolidated statements of operations.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal 2015, 2014 and 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.
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
The Company files income tax returns in the United States federal and Minnesota state jurisdictions. The Company is no longer subject to United States federal and state income tax examinations by tax authorities for years before 2012.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted average number of members' units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income by the weighted average number of members' units and members' unit equivalents outstanding during the period.
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
Recently Issued Accounting Pronouncements
Inventory Measurement (Adopted)

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, which amended Inventory (Topic 330) Related to Simplifying the Measurement of Inventory of the Accounting Standards Codification. The amended guidance applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has elected to adopt the standard as of November 1, 2014, and it did not have a material effect on the financial statements.

Contract Revenue Recognition (Evaluating)

In May 2014 and amended in August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is still evaluating the guidance and its effect on its financial statements.

2. RISKS AND UNCERTAINTIES
The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company's revenues are primarily derived from the sale and distribution of ethanol, distillers' grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%- 85% of total revenues and corn costs average 65%- 85% of cost of goods sold.
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

The supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard ("RFS"), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.
On November 30, 2015, the EPA announced final Renewable Volume Obligation (“RVO”) requirements for the RFS for calendar years 2014, 2015 and 2016. Although the new RVO requirements set are above the proposed reductions, they are below the original requirements set by the RFS. Opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.
Current ethanol nameplate production capacity is approximately 15.5 billion gallons, with operating production capacity at approximately 14.9 billion gallons according to the Renewable Fuels Association (“RFA”). Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.
Ethanol has historically traded at a discount to gasoline, however with the recent decline in oil prices, ethanol is currently trading at a premium to gasoline causing a disincentive for discretionary blending of ethanol beyond the required blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.
3. FAIR VALUE MEASUREMENTS
The Company follows accounting guidance related to fair value disclosures. For the Company, this guidance applies to certain derivative investments. The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.
The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis as of October 31, 2015.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable inputs
Financial Assets		Fair Value	(Level 1)	(Level 2)	(Level 3)
Corn Derivative Contracts	$677,149	$677,149	$677,149	$—	$—
The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis as of October 31, 2014.

			Fair Value Measurement Using
	Carrying Amount in Balance Sheet		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable inputs
Financial Assets		Fair Value	(Level 1)	(Level 2)	(Level 3)
Corn Derivative Contracts	$437,500	$437,500	$437,500	$—	$—
We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.
4. CONCENTRATIONS

The Company sells all of the ethanol and distiller grains produced to two customers under marketing agreements at October 31, 2015. Two customers accounted for approximately 97% and 88% of the outstanding accounts receivable balance at October 31, 2015 and 2014, respectively. These customers accounted for approximately 97%, 96% and 97% of revenue for the years ended October 31, 2015, 2014 and 2013, respectively.
5. INVENTORY
Inventory consists of the following at October 31:

	2015	2014
Raw materials	$1,800,320	$2,462,754
Work in process	693,844	791,490
Finished Goods	1,829,311	1,072,646
Supplies	935,871	860,377
Totals	$5,259,346	$5,187,267
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

The following table provides detail regarding the Company's derivative financial instruments at October 31, 2015, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$677,149	$—
Totals		$677,149	$—

The following table provides detail regarding the Company's derivative financial instruments at October 31, 2014, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$437,500	$—
Totals		$437,500	$—
As of October 31, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,875,000 bushels, comprised of long corn positions on 360,000 bushels, and short corn positions on 1,515,000 bushels, that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding. As of October 31, 2015, the Company had $0 of cash collateral (restricted cash) related to corn derivatives held by a broker.
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

The following tables provide details regarding the gains from the Company's derivative instruments in consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of Operations location	Twelve Months Ended October 31,
		2015	2014	2013
Corn contracts	Cost of goods sold	$831,227	$787,617	$—
Totals		$831,227	$787,617	$—
7. PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	October 31, 2015	October 31, 2014
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	81,634,966	73,080,366
Vehicles	611,976	611,976
Office buildings	641,860	613,407
Construction in progress	1,148,578	6,559,517
	93,149,218	89,977,104
Less: accumulated depreciation	(40,164,668)	(35,609,106)
Net property, plant and equipment	$52,984,550	$54,367,998
Depreciation expense totaled approximately $4,556,000, $4,264,000 and $4,258,000 during the fiscal years ended October 31, 2015, 2014 and 2013, respectively.
On July 31, 2015, the Company placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment of approximately $375,000 to secure the order. The total commitment approximates $1.9 million and is expected to be completed during the latter part of fiscal year 2016.

8. DEBT FACILITIES
Long-term debt consists of the following:

	October 31, 2015	October 31, 2014
Revolving term note payable to lending institution, see terms below.	$4,822,777	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,775,828	2,018,767
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien, with the final payment due in 2016.	51,199	102,074
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	136,378	172,072
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October, due September 2017. The electrical company is a member of the Company.	143,750	218,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	300,000	300,000
Equipment payable on corn oil separation equipment from a vendor. The Company paid approximately $40,000 per month conditioned upon revenue generated from the corn oil equipment. The monthly payment included implicit interest of 5.57%. This note was paid in full in February 2015.	—	146,984
Totals	7,229,932	2,958,647
Less amounts due within one year	517,957	846,235
Net long-term debt	$6,711,975	$2,112,412
Revolving Term Note

The Company has a revolving term loan with a lender initially totaling $28,000,000. Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the amount available on this facility at October 31, 2015 was $24,500,000. Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants. The loan is secured by substantially all of the Company assets including a subsidiary guarantee. The interest rate on the revolving term loan was 3.45% and 3.41% at October 31, 2015, and October 31, 2014, respectively.
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
Estimated maturities of long-term debt at October 31, 2015 are as follows:

2016	$517,957
2017	480,064
2018	432,182
2019	319,376
2020	326,798
After 2020	5,153,555
Total debt	$7,229,932
9. MEMBERS' EQUITY
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
On July 1, 2014, the Company issued 13,120,000 Class A units of the Company to the holders of Subordinated Convertible Notes electing conversion and redeemed the remaining $207,000 of the Notes at par value.
On December 18, 2014, the Company's board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9,352,000 to be paid to members of record as of December 18, 2014. The distribution was paid in January 2015. Based on the covenants contained in the Company's AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.
Subsequent to the end of the Company's 2015 fiscal year, on December 17, 2015, the Company's board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3,897,000 to be paid to members of record as of December 18, 2015. The distribution was paid in January 2016. Based on the covenants contained in the Company's AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.

10. LEASES
The Company has lease agreements with leasing companies for 145 rail cars for the transportation of the Company's ethanol with various maturity dates through May 2017. The rail car lease payments are due monthly in the aggregate amount of approximately $143,000.
The Company has a lease agreement with a leasing company for 50 hopper cars to assist in with the transport of the distiller's grains by rail with a maturity date of May 2017. The rail car lease payments are due monthly in the amount of approximately $35,000.
At October 31, 2015, the Company had the following minimum future lease payments, which at inception had non-cancelable terms of more than one year:

2016	$2,133,300
2017	1,006,650
Total lease commitments	$3,139,950
11. INCOME TAXES
The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2015	2014
Consolidated financial statement basis of assets	$66,696,384	$66,122,250
Plus: Organization and start-up costs capitalized	1,091,020	1,248,749
Less: Unrealized gains on commodity derivative instruments	(677,149)	(437,500)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(54,580,532)	(43,116,534)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$40,374,302	$51,661,544
There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2015 and 2014.
12. RELATED PARTY TRANSACTIONS
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
Granite Falls Energy, LLC
The Company entered into a Management Services Agreement with GFE on July 31, 2015.  Under the Management Services Agreement, GFE agreed to supply its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager.  The initial term of the Management Services Agreement is three years.
The Company agreed to pay GFE $35,000 per month during the first year of the agreement.

During years two and three of the agreement, the Company agreed to pay GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  At the expiration of the initial term, the agreement will automatically renew for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term. Total expenses under this agreement were $414,000, $392,000 and $105,000 for fiscal years 2015, 2014 and 2013, respectively.
As part of the purchase of Project Viking, GFE obtained the interest in Project Viking's convertible subordinated debt in the amount of $102,000. In September 2013, the Company completed the convertible subordinated debt offering of $5,077,000 and each subscriber had the option to convert to units at $0.30 per unit conversion price. Subsequently, in September 2013, GFE converted their $102,000 of subordinated debt for 340,000 Class A units. The Company paid approximately $2,000 in interest expense to GFE related to the subordinated convertible debt for the year ended October 31, 2013.
Corn Purchase - Members
The Company purchased approximately $11,032,000 of corn from board members in fiscal year 2015, $14,860,000 in fiscal year 2014 and none in 2013.
Agrinatural
During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural. Total interest paid in relation to this note payable amounted to approximately $16,000 for each of the years ended October 31, 2015 and 2014.
Swan Engineering
On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. ("SEI"). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2015, the Company paid approximately $18,000 and $83,000 for the monthly base fee and variable customer management fee, respectively. The new management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.
On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2015, the Company paid approximately $19,000 project management fees. The new project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.
Amounts due to SEI from Agrinatural included in accounts payable on the consolidated balance sheets totaled approximately $340,000 and $517,000at October 31, 2015 and 2014, respectively.
13. COMMITMENTS AND CONTINGENCIES
Water Agreements
In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years. The Company has the exclusive rights to the first 600 gallons per minute of capacity that is available from the well, and provides for the Company, combined with an unrelated company, to approve any other supply contracts that the City may enter into. In consideration, the Company will pay one half of the City's water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company's water usage, plus a 10% profit. These costs will be paid as water usage fees. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 8. The Company pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water. In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant. The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8. The Company paid operating and maintenance expenses of approximately $57,000, $114,000, and $289,000 in fiscal 2015, 2014, and 2013, respectively.
Marketing Agreements
The Company has a marketing agreement ("Eco Agreement") with Eco-Energy, Inc., an unrelated party ("Eco-Energy") for the sale of ethanol. Under this ethanol agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at the Company's ethanol production facility and arranges for the transportation of ethanol. The Company pays Eco-Energy a marketing fee based on a percentage of the applicable sale price of the ethanol, as well as a fixed lease fee for rail cars leased from Eco-Energy to the Company. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. The term of Eco Agreement continues through December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term.
Gavilon Ingredients, LLC, an unrelated party ("Gavilon"), has serves as the distillers' grains marketer for our plant pursuant to a distillers' grains off-take agreement. Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers' grains produced at our ethanol plant. We pay Gavilon a service fee for its services under this agreement. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.
RPMG, Inc., an unrelated party, markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement. We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement. The contract commenced on November 1, 2013 with an initial term of one year and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 90 days to the other party.
The Company also has a base agreement for the sale and purchase of natural gas with Constellation New Energy—Gas Division, LLC pursuant to which it buys all of its natural gas from Constellation. This agreement runs until March 31, 2016.
Forward Contracts
At October 31, 2015, the Company had cash and basis contracts for forward corn purchase commitments for approximately 2,604,000 bushels for deliveries through October 2016.

At October 31, 2015, the Company had forward contracts to sell approximately $2,366,000 of ethanol for various delivery periods from November 2015 through December 2015 which approximates 15% of its anticipated ethanol sales during that period.

At October 31, 2015, the Company had forward contracts to sell approximately $151,000 of distillers' grains for delivery in November 2015.

At October 31, 2015, the Company had forward contracts to sell approximately $383,000 of corn oil for delivery through November 2015.

14. BUSINESS SEGMENTS
Based on the growth of the Company's natural gas pipeline subsidiary during the fourth quarter of fiscal 2014, the Company has determined they now have two operating segments. The Company groups its operations into the following two business segments:

Ethanol Production:	Ethanol and co-product production and sales
Natural gas pipeline:	Ownership and operations of natural gas pipeline

Segment reporting is intended to give financial statement users a better view of how the Company manages and evaluates its businesses.   The accounting policies for each segment are the same as those described in the summary of significant accounting policies in Note 1. Segment income or loss does not include any allocation of shared-service costs.  Segment assets are those that are directly used in or identified with segment operations. Inter-segment balances and transactions have been eliminated.
The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income and total assets for the fiscal years ended October 31:

Revenue:	2015	2014
Ethanol production	$114,669,831	$148,512,052
Natural gas pipeline	2,761,042	2,621,898
Eliminations	(1,770,404)	(1,715,906)
Total Revenue	$115,660,469	$149,418,044

Operating Income:	2015	2014
Ethanol production	$8,106,105	$26,170,923
Natural gas pipeline	1,075,581	1,443,571
Eliminations	(1,770,404)	(1,715,906)
Operating Income	$7,411,282	$25,898,588

Total Assets:	2015	2014
Ethanol production	$53,663,064	$53,826,820
Natural gas pipeline	13,033,320	12,295,430
Total assets	$66,696,384	$66,122,250

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2015
Revenues	$27,177,449	$29,813,571	$30,192,430	$28,477,019
Gross profit	1,847,050	2,673,825	4,755,934	1,135,568
Operating income	966,668	1,891,732	4,014,168	538,714
Net income attributable to Heron Lake BioEnergy, LLC	879,256	1,733,837	3,808,820	329,320
Basic earnings per unit (Class A and B)	$0.01	$0.02	$0.05	$0.01
Diluted earnings per unit (Class A and B)	$0.01	$0.02	$0.05	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2014
Revenues	$40,910,555	$39,149,053	$39,082,103	$30,276,333
Gross profit	7,180,730	7,602,033	8,292,015	5,773,857
Operating income	6,340,753	6,758,565	7,514,741	5,284,529
Net income attributable to Heron Lake BioEnergy, LLC	5,824,444	6,323,059	6,785,754	5,035,588
Basic earnings per unit (Class A and B)	$0.09	$0.10	$0.10	$0.06
Diluted earnings per unit (Class A and B)	$0.08	$0.08	$0.09	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended October 31, 2013
Revenues	$44,121,305	$35,498,926	$45,583,441	$38,560,472
Gross profit	920,219	698,812	4,060,158	2,547,981
Operating income (loss)	(95,367)	(192,887)	3,385,958	1,915,430
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(920,554)	(998,139)	2,554,493	1,305,042
Basic earnings (loss) per unit (Class A and B)	$(0.02)	$(0.03)	$0.07	$0.03
Diluted earnings (loss) per unit (Class A and B)	$(0.02)	$(0.03)	$0.06	$0.03
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
Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based upon this review and evaluation, these officers have concluded that the weaknesses in internal controls over the accounting, financial reporting and oversight at our majority owned subsidiary, Agrinatural, previously disclosed in our 2014 annual report on Form 10-K (the “preceding Form 10-K”) have been fully remediated. To address these weaknesses, Agrinatural made multiple changes to improve its internal control over financial reporting, including entering into a professional services agreement with Wildwood Technology to provide a chief financial officer to Agrinatural, a professional services agreement with Woodbury Consulting, LLC to provide a chief executive officer to Agrinatural, and improved board oversight and review processes, improving, from a holistic standpoint, Agrinatural's internal controls. As of October 31, 2015, all remedial actions to address the weaknesses at Agrinatural have been implemented, tested and determined to be operating effectively. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2015.
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
(c) Changes in Internal Controls Over Financial Reporting
Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III
Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the "2016 Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2015) covered by this Annual Report.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The Information required by this Item is incorporated by reference to the 2016 Proxy Statement.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)	Financial Statements
The consolidated financial statements appear beginning at page 48 of this report.

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

HERON LAKE BIOENERGY, LLC

Date:	January 27, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 27, 2016	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 27, 2016	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 27, 2016	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 27, 2016	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 27, 2016	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 27, 2016	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 27, 2016	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 27, 2016	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	January 27, 2016	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 27, 2016	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 27, 2016	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 27, 2016	/s/ David Westehoff
David Woestehoff, Governor

Date:	January 27, 2016	/s/ Kenton Johnson
Kenton Johnson, Alternate Governor

Date:	January 27, 2016	/s/ Milton Mekeown
Milton McKeown, Alternate Governor

Date:	January 27, 2016	/s/ Marty Seifert
Marty Seifert, Alternate Governor

HERON LAKE BIOENERGY, LLC
INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference To:
3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company's Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the "2008 Registration Statement").
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 5, 2008.
10.1
Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors
Exhibit 10.10 of the Company's 2008 Registration Statement.
10.2	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company's 2008 Registration Statement.
10.3	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company's 2008 Registration Statement.
10.4	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company's 2008 Registration Statement.
10.5	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company's 2008 Registration Statement.
10.6	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company's 2008 Registration Statement.
10.7	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company's 2008 Registration Statement.
10.8	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company's 2008 Registration Statement.
10.9	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.10	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.11	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013
10.12	Distiller's Grain Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.13	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.14	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.15	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.16	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.17	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.18	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.19	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.20	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.21	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.22	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.23	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.24	Allonge Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.25	Loan Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.26	Promissory Note dated March 30, 2015 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.27	Security Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.28	Collateral Assignment dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.29	Guaranty dated March 30, 2015 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.30	Restructure Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC and Swan Engineering, Inc.	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
101.1
The following materials from Heron Lake BioEnergy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2015 and October 31, 2014, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2015, 2014, and 2013, (iii) the Consolidated Statements of Changes in Members' Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2015, 2014, and 2013, and (v) the Notes to Consolidated Financial Statements.

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