Form 10-Q
period 2016-01-31
Heron Lake BioEnergy, LLC
filed 2016-03-16
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31,  2016

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

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

As of March 16,  2016, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2016	October 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$1,166,542	$1,126,283
Restricted cash	363,291	—
Accounts receivable	4,747,017	5,671,181
Inventory	5,492,522	5,259,346
Commodity derivative instruments	126,238	677,149
Prepaid expenses and other current assets	334,523	158,473
Total current assets	12,230,133	12,892,432

Property and equipment, net	52,342,605	52,984,550

Other Assets
Other intangible assets, net	112,611	122,148
Other assets	697,254	697,254
Total other assets	809,865	819,402

Total Assets	$65,382,603	$66,696,384

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$584,674	$517,957
Checks drawn in excess of bank balance	5,341,768	1,836,682
Accounts payable	2,056,012	3,913,714
Accrued expenses	254,435	187,750
Total current liabilities	8,236,889	6,456,103

Long-Term Debt, net of current maturities	7,536,806	6,711,975

Commitments and Contingencies

Members' Equity
Members' Equity attributable to Heron Lake BioEnergy, LLC consists of: 77,932,107 units issued and outstanding at both January 31, 2016 and October 31, 2015	48,524,340	52,446,500
Non-controlling interest	1,084,568	1,081,806
Total members' equity	49,608,908	53,528,306

Total Liabilities and Members' Equity	$65,382,603	$66,696,384

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
Revenues	$26,588,565	$27,177,449

Cost of Goods Sold	25,730,984	25,330,399

Gross Profit	857,581	1,847,050

Operating Expenses	808,634	880,382

Operating Income	48,947	966,668

Other Income (Expense)
Interest income	253	—
Interest expense	(58,674)	(48,066)
Other income	67,678	24,251
Total other income (expense), net	9,257	(23,815)

Net Income	58,204	942,853

Less: Net Income Attributable to Non-controlling Interest	(83,759)	(63,597)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(25,555)	$879,256

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic and Diluted (Class A and B)	$0.00	$0.01

Distributions Per Unit (Class A and B)	$0.05	$0.12

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net income	$58,204	$942,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184,553	1,133,293
Change in fair value of commodity derivative instruments	(253,684)	(14,038)
Change in operating assets and liabilities:
Restricted cash	(363,291)	95,686
Accounts receivable	924,164	3,224,572
Inventory	(233,176)	(959,204)
Prepaid expenses and other current assets	(176,050)	(147,244)
Accounts payable	(1,672,711)	2,161,114
Accrued expenses	66,685	45,455
Commodity derivative instruments	804,595	93,838
Net cash provided by (used in) operating activities	339,289	6,576,325

Cash Flows from Investing Activities
Capital expenditures	(718,062)	(3,897,444)
Net cash used in investing activities	(718,062)	(3,897,444)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	3,505,086	3,425,828
Proceeds from long-term debt	4,613,122	3,354,979
Payments on long-term debt	(3,721,574)	(145,567)
Distributions paid to members	(3,896,605)	(9,351,850)
Distributions to non-controlling interest	(80,997)	—
Net cash provided by (used in) financing activities	419,032	(2,716,610)

Net increase (decrease) in cash	40,259	(37,729)

Cash—Beginning of period	1,126,283	662,128

Cash—End of period	$1,166,542	$624,399

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$58,674	$63,531

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Capital expenditures and construction in process included in accounts payable	$164,491	$272,954

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2015, contained in the Company’s annual report on Form 10-K.

In the opinion of management, the condensed consolidated unaudited financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated unaudited financial statements should not be regarded as necessarily indicative of results that may be expected for any other quarter or for the fiscal year.

Nature of Business

The Company owns and operates an ethanol plan near the Heron Lake, Minnesota with a permitted capacity of approximately 72.3 million gallons per year of undenatured ethanol on a twelve month rolling sum basis.  In addition, the Company produces and sells distillers’ grains with solubles and corn oil as co-products of ethanol production.  Additionally, the Company, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers.

Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31,  2016 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the “Company”. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

Noncontrolling Interest

Amounts recorded as noncontrolling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 5 years expiring October 31, 2016, with two automatic renewal options for five year periods.  On July 1, 2015, the Company entered into an amendment of its natural gas transportation agreement dated May 13, 2011 with Agrinatural, in which the Company agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the transportation agreement to October 31, 2021.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

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

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the three months ended January 31, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of approximately $3,359,225 and a corresponding decrease in net cash provided by investing activities.

2.RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers' grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75%-85% of total revenues and corn costs average 75%-90% of cost of goods sold.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

3.INVENTORY

Inventory consisted of the following:

	January 31, 2016	October 31, 2015
	(Unaudited)
Raw materials	$1,279,422	$1,800,320
Work in process	695,199	693,844
Finished Goods	2,652,533	1,829,311
Supplies	865,368	935,871
Totals	$5,492,522	$5,259,346

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories of approximately $261,000 and $0 for the three month periods ended January 31, 2016 and 2015, respectively.

4.DERIVATIVE INSTRUMENTS

As of January 31,  2016, the total notional amount of the Company’s outstanding corn derivative instruments was approximately; 2,995,000 bushels, comprised of long corn positions on 500,000 bushels, and short corn positions on 2,455,000 bushels, that were entered into to hedge forecasted corn purchases through December 2016. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 840,000 gallons that were entered into to hedge forecasted ethanol sales through March 2016.

The following tables provide details regarding the Company’s derivative instruments at January 31,  2016, none of which are designated as hedging instruments:

	Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$111,363	$—
Ethanol contracts	Commodity derivative instruments	14,875	—
Totals		$126,238	$—

As of October 31, 2015, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,875,000 bushels, comprised of long corn positions on 360,000 bushels, and short corn positions on 1,515,000 bushels, that were hedge forecasted corn purchases through July 2016.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2015, none of which are designated as hedging instruments:

	Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$677,149	$—

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2016	2015
Corn contracts	Cost of goods sold	$187,387	$14,038
Ethanol contracts	Revenues	44,747	—
Natural gas contracts	Cost of goods sold	21,550	—
Totals		$253,684	$14,038

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

As of January 31,  2016, the Company had approximately $363,000 of cash collateral (restricted cash) related to corn derivatives held by a broker.  At October 31, 2015, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

5.FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at January 31,  2016:

Fair Value Measurement Using
	Carrying Amount	Quoted Prices in	Significant Other	Unobservable
	in Balance Sheet	Active Markets	Observable Inputs	inputs
Financial Assets	January 31, 2016	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments	$126,238	$126,238	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2015:

Fair Value Measurement Using
Significant
	Carrying Amount	Quoted Prices in	Significant Other	Unobservable
	in Balance Sheet	Active Markets	Observable Inputs	inputs
Financial Assets	October 31, 2015	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments	$677,149	$677,149	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

6.DEBT FINANCING

Debt financing consists of the following:

	January 31, 2016	October 31, 2015
	(unaudited)
Revolving term loan to lending institution, see terms below	$5,776,421	$4,822,777
Assessments payable	1,954,059	1,963,405
Note payable to electrical company	125,000	143,750
Note payable to noncontrolling interest member of Agrinatural	266,000	300,000
Total	8,121,480	7,229,932
Less amounts due within one year	584,674	517,957
Net long-term debt	$7,536,806	$6,711,975

Revolving Term Loan

The Company has a revolving term loan with a lender initially totaling $28,000,000.  Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date.  Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the amount available on this facility at January 31, 2016 was $24,500,000 and was reduced again at March 1, 2016 to $21,000,000.  Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The Company also agreed to pay an unused commitment fee on

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The credit facility contains customary covenants.  The loan is secured by substantially all of the Company assets including a subsidiary guarantee.  The outstanding balance on the revolving term loan totaled approximately $5,776,000 and $4,823,000 at January 31,  2016, and October 31, 2015, respectively.  The interest rate on the revolving term loan was 3.69% and 3.45% at January 31,  2016, and October 31, 2015, respectively.

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”).  CoBank purchased a participation interest in the AgStar loans and was appointed the administrative agent for the purpose of servicing the loans.  As a result, CoBank will act as the agent for AgStar with respect to the credit facility.

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of January 31,  2016 and October 31, 2015, there was a total of approximately $1,954,000 and $1,963,000, respectively, in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at January 31,  2016 are as follows based on the most recent debt agreements:

2016	$584,674
2017	462,086
2018	333,015
2019	307,709
2020	326,798
After 2020	6,107,198
Total debt	$8,121,480

7.COMMITMENTS AND CONTINGENCIES

Forward Contracts

At January 31,  2016, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,597,000 bushels for deliveries through December 2016.

At January 31,  2016, the Company had forward contracts to sell approximately $2,100,000 of ethanol for various delivery periods from February 2016 through March 2016 which approximates 15% of its anticipated ethanol sales during that period.

At January 31,  2016, the Company had forward contracts to sell approximately $95,000 of distillers' grains for delivery through February 2016.

At January 31, 2016, the Company had forward contracts to sell approximately $391,000 of corn oil for delivery through May 2016.

Construction in Progress

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

On July 31, 2015, the Company placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment on the equipment of approximately $375,000 to secure the order.  The total commitment approximates $1,900,000 and is expected to be completed during the latter part of fiscal year 2016.

8.MEMBERS’ EQUITY

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both January 31, 2016 and October 31, 2015.

In December 2015, the Board of Governors declared a cash distribution of $0.05 per unit, or approximately $3,897,000. The distribution was paid in January 2016.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $533,000 and $519,000 for the three months ended January 31,  2016 and 2015, respectively.

10.RELATED PARTY TRANSACTIONS

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. ("SEI"). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid approximately $44,000 and $56,000 for the monthly base fee and variable customer management fee, for the three month periods ended January 31, 2016 and 2015, respectively. The new management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The Company recorded approximately $1,000 and $37,000 for the project management fees for the three month periods ended January 31, 2016 and 2015, respectively. The new project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2016

11.BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
Revenue:	(Unaudited)	(Unaudited)
Ethanol production	$26,248,829	$26,813,093
Natural gas pipeline	788,959	816,562
Eliminations	(449,223)	(452,206)
Total Revenue	$26,588,565	$27,177,449

Operating Income (Loss):
Ethanol production	$(332,118)	$678,513
Natural gas pipeline	496,692	404,550
Eliminations	(115,627)	(116,395)
Operating Income	$48,947	$966,668

	January 31, 2016	October 31, 2015
Total Assets:	(Unaudited)
Ethanol production	$52,691,207	$53,663,064
Natural gas pipeline	12,691,396	13,033,320
Total assets	$65,382,603	$66,696,384

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2016, compared to the same periods of the prior fiscal year.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015.

Disclosure Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects in this report.  All statements that are not historical or current facts are forward-looking statements. In some cases,  you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would”, and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2015 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	Reductions or eliminations in the corn-based ethanol use requirement in the federal Renewable Fuels Standard (“RFS”);
•	Lower distillers grains prices which result from the Chinese antidumping investigation;
•

Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS.  Consequently, there may be a negative impact on ethanol pricing and demand;

•	Fluctuations in the price of crude oil and gasoline;
•	Changes in the availability and price of corn and natural gas;
•	Our operating margins have fluctuated in the past and could become negative due to spread between the selling price of our products and our raw material costs;
•	Our plant may experience technical difficulties and not produce the gallons of ethanol expected;
•	Negative impacts that our hedging activities may have on our operations;
•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate free cash flow to fund our operations, invest in our business and service our debt;
•	Changes in the environmental regulations or our ability to comply with with the environmental regulations that apply to our plant and our operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•	Changes in federal and/or state laws, including changes in legislation benefiting renewable fuels;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in interest rates or the lack of credit availability; and
•	Changes and advances in ethanol production technology.

We believe our expectations regarding future events are based on reasonable assumptions; however, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated and do not intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report. We qualify all of our forward-looking statements by these cautionary statements.

Industry and Market Data

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the United States ethanol industry, and information about the market for our products and competition is derived from publicly available information from governmental agencies or publications and other published independent sources.   Although we believe our third-party sources are reliable, we have not independently verified the information.

Available Information

Our website address is www.heronlakebioenergy.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Filings”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this report on Form 10-Q.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. References to “we”, “us”, “our”, “Heron Lake BioEnergy”, “HLBE”, and the “Company” refer to Heron Lake BioEnergy, LLC.  Our business consists of the production and sale of our ethanol throughout the continental United States and sale of its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental United States.  Additionally, our business includes natural gas pipeline operations, natural gas pipeline distribution and services through the Company's majority owned subsidiary, Agrinatural Gas, LLC (“Agrinatural”).

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers' grains, corn oil and natural gas transportation.  Refer to Note 11, “Business Segments”, of the notes to the condensed consolidated unaudited financial statements for financial information about our financial reporting segments.

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (wet, modified wet, and dried distillers' grains, non-edible corn oil and corn syrup).  These operations are aggregated into one financial reporting segment.

Our ethanol plant has a nameplate capacity of 50 million gallons per year and our permitted production capacity is approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  We are currently operating above our stated nameplate capacity and intend to continue to do into the near future, taking advantage of the additional production allowed pursuant to our permit, as long as we believe it is profitable to do so.

We market and sell our products primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers' grains, and Renewable Products Marketing Group, LLC to market our corn oil.  We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders.

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

Natural Gas Pipeline

We own a controlling 73% interest in Agrinatural, which is a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural owns approximately 187 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.  The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

The Company has entered into two intercompany credit facilities with Agrinatural. Under these credit facilities, the Company agreed to make a five-year term loan in the principal amount of $3.05 million and a four-year term loan in the principal amount of $3.5 million to Agrinatural. Details of the Agrinatural credit facilities are provided below in the section below entitled “PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

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

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our ethanol plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant to take full advantage of our permitted production capacity, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding.

Several upscaling projects will be required to increase to increase the plant's current production capacity. One such project includes replacing our existing regenerative thermal oxidizer (“RTO”).  We estimate that the total capital commitment for the new RTO will be approximately $1.9 million. Once installed, the new RTO will improve emissions control and allow us to continue to maintain applicable regulatory compliance.  We expect completion of this project during the latter part of fiscal year 2016.

In addition, we anticipate continuing to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects. Our RTO replacement project is being funded from current earnings from operations and we do not expect that we require additional capital to fund this project.

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

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Under the RFS, the Environmental Protection Agency (“EPA”) is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (“RVOs”). On November 30, 2015, the EPA released the long-delayed final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final RVO’s for corn-based ethanol blending for 2016 are 14.5 billion gallons,  well below the original statutory blending requirements of 15 billion gallons set by the RFS and the current annual U.S. corn-based ethanol production capacity 15.1 billion gallons. Many in the ethanol industry believe EPA’s reduction of RVOs from the statutory requirements is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final renewable volume obligation release.

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

In particular, the Minnesota Pollution Control Agency (“MPCA”) has issued an air emission permit that established the applicable limits for each type of emission generated by our plant.  On July 10, 2015, MPCA approved a major amendment to our air emission permit which increased our permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. In addition to increasing our permitted capacity, the amendment also authorized equipment flexibility for various facility processes and increased various emission limits to accommodate the increase in ethanol production capacity, amongth other changes.  However, in connection with RTO replacement project, we expect to file an application for an amendment of our air emissions permit with the MPCA in the near term to allow for the replacement under our current permit.  We may incur additional costs related to ensure compliance with our permit once amended.

Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I -  Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2015.

Results of Operations for the Three Months Ended January 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016 and 2015.

	Three Months Ended January 31, 2016		Three Months Ended January 31, 2015
Income Statement Data	(Unaudited)%		(Unaudited)%
Revenues	$26,588,565	100.0%	$27,177,449	100.0%
Cost of Goods Sold	25,730,984	96.8%	25,330,399	93.2%
Gross Profit	857,581	3.2%	1,847,050	6.8%
Operating Expenses	808,634	3.0%	880,382	3.2%
Operating Income	48,947	0.2%	966,668	3.6%
Other Income (Expense), net	9,257	0.0%	(23,815)	(0.1)%
Net Income	58,204	0.2%	942,853	3.5%
Less: Net Income Attributable to Noncontrolling Interest	(83,759)	(0.3)%	(63,597)	(0.2)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(25,555)	(0.1)%	$879,256	3.3%

Revenues

Revenues from our ethanol production segment represented approximately 77.9% of our total revenues for the three months ended January 31, 2016 and 2015.  Revenues from our ethanol production segment derive primarily from three sources: sales of fuel ethanol, sales of distillers' grains and sales of corn oil.  The remaining revenues from ethanol production are attributable to sales of corn syrup.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented approximately 3.0% of our total consolidated revenues for the three months ended January 31, 2016 and 2015.  After accounting for intercompany eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services, Agrinatural's revenues represented 1.3% of our consolidated revenues for the three months ended January 31, 2016 and January 31, 2015.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016:

	Amount	% of Total Revenues
Ethanol sales	$20,702,483	77.9%
Distillers' grains sales	4,306,000	16.2%
Corn oil sales	1,042,431	3.9%
Corn syrup sales	197,915	0.7%
Agrinatural revenues (net of intercompany eliminations)	339,736	1.3%
Total Revenues	$26,588,565	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2015:

	Amount	% of Total Revenues
Ethanol sales	$21,750,167	80.0%
Distillers' grains sales	4,283,575	15.8%
Corn oil sales	645,036	2.4%
Corn syrup sales	134,315	0.5%
Agrinatural revenues (net of intercompany eliminations)	364,356	1.3%
Total Revenues	$27,177,449	100.00%

Revenues decreased by 2.2% for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 due primarily to decreases in the average prices received for our ethanol and distillers' grains, despite increases in the total volumes of ethanol and tons of distillers' grains sold.

Ethanol

The average price per gallon we received for our ethanol was approximately 17.3% lower for the quarter ended January 31, 2016 as compared to the quarter ended January 31, 2015.  This decrease was partially offset by an increase of approximately 15.1% in the number of gallons sold during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 which was due to increased production in the current period.  We produced and sold more ethanol gallons during three months ended January 31, 2016 as compared to the same period of 2015 primarily due to system pressure fluctuations we experienced during the first half of the quarter ended January 31, 2015 which impacted our ability to maintain production rates during the 2015 period.

The decline in average market price for the three months ended January 31, 2016, as compared to the three months ended January 31, 2015, is due to several factors.  Industry-wide production outpaced domestic consumption and net exports during the quarter causing an increase in domestic ethanol stocks resulting in lower ethanol prices. In addition, ethanol prices were also depressed by lower unleaded gasoline and crude oil prices as well as lower corn prices. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. In addition, management anticipates that ethanol prices will remain lower during our 2016 fiscal year due to anticipated low crude oil and unleaded gasoline prices. Continued low prices or further declines in the crude oil and unleaded gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high or further increase.

Ethanol exports have provided some support for ethanol prices, especially as ethanol prices have been reduced.  However, we could experience a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline. As a result, ethanol exports may decrease which may contribute to growth in domestic ethanol stocks and a decrease in U.S. domestic ethanol prices unless additional demand from domestic discretionary blending or other foreign markets develop.  The EPA's reduction of the RVOs set forth in the RFS may limit demand for ethanol beyond obligated blending requirements negatively impacting ethanol prices throughout 2016 and potentially after that time. Operating conditions deteriorated towards the end of 2015 fiscal year and through our first fiscal quarter.  Management expects margins will remain tight through fiscal year 2016 and possibly negative at times during our second fiscal quarter which could have a material adverse effect on our results of operations, cash flows and financial condition.

Management anticipates that our ethanol production during our 2016 fiscal year will be higher than during our 2015 fiscal year due to increased permitted production capacity and capital improvement projects we have been undertaking designed to increase our production capacity. However, if the ethanol industry experiences unfavorable operating margins during our 2016 fiscal year, it is possible that we may be forced to reduce production based on these market conditions.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2016, we had approximately 840,000 gallons of ethanol derivative instruments. These ethanol derivative instruments resulted in a gain of approximately $45,000 during the three months ended January 31, 2016, which increased our revenue.  We had no gain or loss on ethanol derivative instruments during the three months ended January 31, 2015.

Distillers’ Grains

Total sales of distillers’ grains during the three months ended January 31, 2016 were relatively unchanged, increasing by only approximately 0.5%, compared to distillers’ grains sales during the three months ended January 31, 2015.  This slight increase in distillers' grains revenues is primarily attributable to an approximately 5.1% increase in the tons of distillers’ grains sold during the three months ended January 31, 2016 as compared to the same period in 2015.  We produced and sold more total tons of distillers’ grains during the three months ended January 31, 2016 compared to the same period of 2015 due to increased total production during the first quarter of our 2016 fiscal year. This increase in tons sold from period to period was a result of our increased production capcity during the three months ended January 31, 2016 as well as the system pressure fluctuations we experienced during the three months ended January 31, 2015 discussed above. Since distillers’ grains are a co-product of the ethanol production process, when our ethanol production increases, our distillers’ grains production increases as well.

The effect of the increase in total tons sold was partially offset by an approximately 4.4% decrease in the average distillers’ grains price for the quarter ended January 31, 2016 as compared to the quarter ended January 31, 2015.  The price decline was due primarily to increased corn and soybeans supplies, which resulted lower market corn and soybean meal prices during the three months ended January 31, 2016. Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products.    Management anticipates continued lower corn and soybean prices which may result in continued low or declining distillers’ grain prices.

In addition, management anticipates distillers’ grains prices will be lower during the remainder of our 2016 fiscal year as a result of the Chinese antidumping and countervailing duty investigation.  This investigation may lead to a decrease in distillers’ grains exports to China in the near term and may result in the imposition of tariffs by the Chinese in the future. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could result in excess distillers’ grains supplies in the United States and could negatively impact our results of operations.

Corn Oil

Total corn oil sales for the three months ended January 31, 2016 were up 98.5% compared to total corn oil sales for the same period in 2015.  Management attributes this increase to an 86.9% increase in the volume of corn oil sold for the three months ended January 31, 2016 compared to the same period in 2015, which was partially offset by 18.6% reduction in corn oil prices.  The increase in pounds sold from period to period was a result of our increased production capcity during the three months ended January 31, 2016, and increased corn oil extraction efficiencies. Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. Biodiesel production is a major source of corn oil demand.  Management anticipates corn oil prices may rebound during our 2016 fiscal year since the biodiesel blenders’ tax credit was renewed for 2016 which may lead to increased biodiesel production and increased corn oil prices. However, management believes that corn oil production capacity still exceeds demand which may continue to negatively impact corn oil prices. Unless additional demand can be created, management anticipates continued lower corn oil prices during our 2016 fiscal year.

Cost of Goods Sold

Our costs of goods sold include, among other things, the cost of corn and natural gas (which are the two largest single components of costs of goods sold), as well as processing ingredients, electricity, and wages, salaries and benefits of production personnel.

The following table shows the costs of corn and natural gas and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016:

	Amount	% of Cost of Goods Sold
Corn costs	$20,309,596	79.0%
Natural gas costs	1,399,146	5.4%
All other components of costs of goods sold	4,022,242	15.6%
Total Cost of Goods Sold	$25,730,984	100.0%

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

Our cost of goods sold increased slightly by 1.6% for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.  Additionally, cost of goods sold as a percentage of revenues increased for the three month period ended January 31, 2016 compared the same period of 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.

Corn

Our cost of goods sold related to corn was 3.2% more for the three months ended January 31, 2016 compared to the same period of 2015 because we consumed approximately 7.9% more bushels of corn during the three months ended January 31, 2016.  This increase in the total volume of corn we processed was offset by a slight decrease in the average price per bushel we paid the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.  The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015 resulting in a significant increase in the supply of corn available to the market. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand. These lower corn prices could impact the amount of corn which is planted during 2016 which could result in higher corn prices later in our 2016 fiscal year.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2016, we had forward corn purchase contracts for various delivery periods through December 2016 for a total commitment of approximately $3.1 million. Our corn derivative positions resulted in gains of approximately $187,000 for the three months ended January 31, 2016, which decreased cost of goods sold, compared to gains of approximately $14,000 related to corn derivative instruments for the same period of 2015.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Natural gas costs decreased 38.4% for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. The decrease in natural gas costs was due to plentiful supply, resulting in lower natural gas prices for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015.  Additionally, winter was milder, resulting in lower natural gas demand during the three months ended January 31, 2016 as compared to the same period of 2015.  Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

Our natural gas derivative positions resulted in a gain of approximately $22,000 during the three months ended January 31, 2016, which decreased our cost of goods sold. In comparision, we had no gain or loss on natural gas derivative instruments during the three months ended January 31, 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs.  Operating expenses for the three months ended January 31, 2016 decreased 8.1% compared to the three months ended January 31, 2015.  However, due to the decrease in total revenues, operating expenses, as a percentage of total revenues, remained relatively unchanged from period to period, at 3.0% for the three months ended January 31, 2016, as compared to 3.2% for three months ended January 31, 2015.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the three months ended January 31, 2016 was approximately $49,000 compared to approximately $967,000 for the same period 2015.  This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Income (Expense), Net

We had other income, net of approximately $9,000 during the three months ended January 31, 2016 compared to other expense, net of approximately $24,000 the three months ended January 31, 2015.  We had more other income during the three months ended January 31, 2016 compared to the three months ended January 31, 2015 due to miscellaneous other revenue. Additionally, we had a minimal amount of interest income for the three months ended January 31, 2016 compared to no interest income for the three months ended January 31, 2015 due to having slightly more cash on hand during the 2016 period. We also had more interest expense during the three months ended January 31, 2016 compared to the three months ended January 31, 2015 because we had more borrowings on our credit facilities.

Changes in Financial Condition at January 31, 2016

The following table highlights our financial condition at January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
	(Unaudited)
Current Assets	$12,230,133	$12,892,432
Total Assets	$65,382,603	$66,696,384
Current Liabilities	$8,236,889	$6,456,103
Long-Term Debt	$7,536,806	$6,711,975
Members' Equity attributable to Heron Lake BioEnergy, LLC	$48,524,340	$52,446,500
Non-Controlling Interest	$1,084,568	$1,081,806

Total assets decreased from approximately $66.7 million at October 31, 2015 to approximately $65.4 million at January 31, 2016.  This decrease is primarily due to a decrease in net property and equipment of approximately $642,000 at January 31, 2016 compared to October 31, 2015, and a decrease in total current assets of approximately $662,000 from period to period. The 5.1% decrease in current assets is due primarily to a decrease in accounts receivable of approximately $924,000 and a decrease in the value of our commodity derivative instruments of $550,000 at January 31, 2016 as compared to October 31, 2015. Our trade accounts receivable decreased due to primarily to timing of shipments. Offsetting, the decrease in accounts receivable was increases of approximately $363,000 in restricted cash related to cash we deposit in our margin account for our hedging transactions, $233,000 in inventory as a result of having more corn and ethanol on hand at January 31, 2016, and $176,000 in prepaid expenses at January 31, 2016 compared to October 31, 2015.

Current liabilities totaled approximately $8.2 million at January 31, 2016, an increase of approximately $1.7 million from October 31, 2015. This increase was primarily due to an increase of $3.5 million in checks drawn in excess of bank balance at January 31, 2016 compared to October 31, 2015. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account.  Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender. Partially offsetting the increase in checks drawn in excess of bank balance was an decrease of approximately $1.9 million in our accounts payable at January 31, 2016 compared to October 31, 2015.  This decrease is due primarily to lower corn prices during the quarter, which reduced the amount of our corn payable at January 31, 2016.

Our long-term debt increased approximately $825,000 at January 31, 2016 compared to October 31, 2015. The increase is due to increased borrowings on our AgStar debt facilities to finance a portion of distributions made to unit holders in January 2016.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $3.9 million at January 31, 2016 as compared to October 31, 2015. The decrease was related to the distribution to members of approximately $3.9 million.

Noncontrolling interest totaled approximately $1.1 million at January 31, 2016 and October 31, 2015.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at January 31, 2016 and October 31, 2015.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with AgStar.  Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members.  We expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and our revolving term loan.  Our RTO replacement project is being funded from current earnings from operations and we do not expect that we require additional capital to fund this project.

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended January 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$339,289	$6,576,325
Net cash used in investing activities	$(718,062)	$(3,897,444)
Net cash provided by (used in) financing activities	$419,032	$(2,716,610)
Net increase (decrease) in cash	$40,259	$(37,729)

Operating Cash Flows

During the three months ended January 31, 2016, cash flows from operating activities decreased by approximately $6.2 million compared to the three months ended January 31, 2015 due to decreases in our net income and accounts receivable, increases in accounts payable and restricted cash, and realized gains on derivative instruments.

Investing Cash Flows

During the three months ended January 31, 2016, capital expenditures decreased 81.6% compared to the same period of 2015 due to fewer payments for construction in progress. During the three months ended January 31, 2016, we used cash for our RTO replacement project. During the three months ended January 31, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first quarter of fiscal year 2015.

Financing Cash Flows

During the three months ended January 31, 2016, we had proceeds of approximately $419,000 from financing activities compared to approximately $2.7 million in cash used in financing activities for the three months ended January 31, 2015. This change is primarily attributable to payments of approximately $3.9 million in distributions to our unit holders, payments of $3.7 million on our long term debt offset by approximately $4.6 million in proceeds from our long term debt, and approximately $3.5 million provided by checks in excess of bank balance.  In comparison, for the same period in 2015, we had proceeds of of approximately $3.4 million on our long term debt and made payments of approximately $9.4 million in distributions to our unit holders.

Indebtedness

Revolving Term Note

We have a comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  The credit facility is secured by all of our real property, equipment and other assets.  Our credit facility with AgStar is subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2016, we were in compliance with these financial covenants and management expects we will continue to be in compliance throughout fiscal 2016.

Under the AgStar revolving term note, we could initially borrow, repay, and re-borrow up to $28.0 million.  However, the maximum principal amount of this loan decreases by $3.5 million annually starting on March 1, 2015 and continuing each anniversary thereafter until maturity.   The amount available under this facility at January 31, 2016 was $24.5 million.  The amount available was reduced again at March 1, 2016 to $21.0 million in accordance with reduction schedule imposed by credit facility.

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

We had approximately $5.7 million outstanding on this loan at January 31, 2016, and $4.8 million at October 31, 2015.  The interest rate was 3.69% and 3.45% at January 31, 2016, and October 31, 2015, respectively.

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

There was a total of approximately $2.0 million in outstanding water revenue bonds at January 31, 2016 and October 31, 2015. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $125,000 and $144,000 at January 31, 2016, and October 31, 2015, respectively.

We also have a note payable to the minority owner of Agrinatural in the amount of $266,000 and $300,000 at January 31, 2016 and October 31, 2015, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.

Loans to Agrinatural

Original Agrinatural Credit Facility

On July 29, 2015, the Company entered into an intercompany loan agreement and related loan documents with Agrinatural (the “Original Agrinatural Credit Facility”). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

On March 30, 2015, we entered into an allonge (the “Allonge”) to the July 29, 2015 note with Agrinatural. Under the terms of the Allonge, the Company and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, defer commencement of repayment of principal until May 1, 2015, decrease the monthly principal payment to $36,000 per month and shorten maturity of the Original Agrinatural Credit Facility to May 1, 2019.

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

The balance of this loan was approximately $2.7 million at January 31, 2016 and $2.8 million at October 31, 2015.

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

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements and other agreements. In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company under the Additional Agrinatural Credit Facility.

The balance of this loan was approximately $3.1 million at January 31, 2016 and $3.2 million at October 31, 2015.

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

At January 31, 2016, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles (“GAAP”).

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facility with AgStar,  as well as our note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from January 31, 2016.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2016	January 31, 2016	Adverse Change	Change to Income
$6,042,000	3.69%	4.1%	$22,000

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

As of  January 31, 2016, we had price protection in place for approximately 15% of our anticipated corn needs and approximately 4% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the		Hypothetical Adverse
	next 12 months (net of forward and futures	Unit of	Change in Price as of	Annual Adverse
	contracts)	Measure	January 31, 2016	Change to Income
Ethanol	62,578,000	Gallons	10.0%	$7,994,000
Corn	20,300,000	Bushels	10.0%	$6,922,000
Natural Gas	1,600,000	MMBTU	10.0%	$526,000

Item 4. Controls and Procedures

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2015. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation.

China is the world's largest buyer of distillers’ grains produced in the United States. In 2013, China began rejecting U.S. dried distillers grains because it contained genetically modified corn not yet approved for import. In early 2015, China lifted this ban, allowing distillers grains into their country. However, in January 2016, China’s Ministry of Commerce initiated an anti-dumping investigation into U.S. produced dried distillers grains exported to China. During the pendency of the investigation, it is likely that distillers’ grains exports to China will be reduced, regardless of whether the investigation results in additional findings or if China ultimately imposes a tariff on U.S. produced distillers’ grains exported to China. Further, if China does introduce a tariff on U.S. produced distillers’ grains exported to China, it could remove the largest source of export demand for distillers’ grains which could significantly reduce the export market for U.S. produced distillers grains and negatively impact our profitability.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices.

Recently, the United States and several European nations lifted certain of the oil sanctions on Iran imposed in 2012 which previously prevented Iranian oil from being imported into the United States and Europe. Iran’s crude oil exports of approximately 2.0 million barrels of oil a day fell in half as a result of the 2012 sanctions. The renewal of Iranian oil exports could increase already high world supplies by introducing additional Iranian oil into the world market and may result in further lowering oil prices, which are already very low. Lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If lower gasoline prices continue or if additional downward pressure results from resumed Iranian exprorts, it could negatively impact our ability to profitably operate the ethanol plant.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the quarterly period ended January 31,  2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.**

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 16, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 16, 2016	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer