Form 10-Q
period 2016-04-30
Heron Lake BioEnergy, LLC
filed 2016-06-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2016

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

As of June 14,  2016, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$951,047	$1,126,283
Restricted cash	443,133	—
Accounts receivable	1,194,256	5,671,181
Inventory	4,961,084	5,259,346
Commodity derivative instruments	63,437	677,149
Prepaid expenses and other current assets	245,211	158,473
Total current assets	7,858,168	12,892,432

Property and equipment, net	52,040,864	52,984,550

Other Assets
Other intangible assets, net	103,074	122,148
Other assets	697,254	697,254
Total other assets	800,328	819,402

Total Assets	$60,699,360	$66,696,384

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$519,404	$517,957
Checks drawn in excess of bank balance	998,233	1,836,682
Commodity derivative instruments	67,075	—
Accounts payable	2,579,995	3,913,714
Accrued expenses	344,994	187,750
Total current liabilities	4,509,701	6,456,103

Long-Term Debt, net of current maturities	6,535,140	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of: 77,932,107 units issued and outstanding at both April 30, 2016 and October 31, 2015	48,511,083	52,446,500
Non-controlling interest	1,143,436	1,081,806
Total members' equity	49,654,519	53,528,306

Total Liabilities and Members' Equity	$60,699,360	$66,696,384

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$25,241,981	$29,813,571	$51,830,546	$56,991,020

Cost of Goods Sold	24,321,911	27,139,746	50,052,895	52,470,145

Gross Profit	920,070	2,673,825	1,777,651	4,520,875

Operating Expenses	811,959	782,093	1,620,593	1,662,475

Operating Income	108,111	1,891,732	157,058	2,858,400

Other Income (Expense)
Interest income	222	195	475	195
Interest expense	(90,268)	(88,920)	(148,942)	(136,986)
Other income (expense), net	27,546	(6,111)	95,224	18,140
Total other expense, net	(62,500)	(94,836)	(53,243)	(118,651)

Net Income	45,611	1,796,896	103,815	2,739,749

Less: Net Income Attributable to Non-controlling Interest	(58,869)	(63,059)	(142,628)	(126,656)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(13,258)	$1,733,837	$(38,813)	$2,613,093

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic and Diluted (Class A and B)	$0.00	$0.02	$0.00	$0.03

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.05	$0.12

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net income	$103,815	$2,739,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,368,635	2,276,658
Change in fair value of commodity derivative instruments	(142,105)	(3,402)
Change in operating assets and liabilities:
Restricted cash	(443,133)	114,093
Accounts receivable	4,476,925	(408,693)
Inventory	298,262	365,450
Prepaid expenses and other current assets	(86,738)	(156,456)
Accounts payable	(1,706,048)	(718,506)
Accrued expenses	157,244	99,187
Commodity derivative instruments	822,892	520,115
Net cash provided by operating activities	5,849,749	4,828,195

Cash Flows from Investing Activities
Capital expenditures	(1,033,545)	(4,787,321)
Net cash used in investing activities	(1,033,545)	(4,787,321)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	(838,449)	—
Proceeds from long-term debt	7,611,182	9,756,420
Payments on long-term debt	(7,786,568)	(475,863)
Distributions paid to members	(3,896,605)	(9,351,848)
Distributions to non-controlling interest	(81,000)	—
Net cash used in financing activities	(4,991,440)	(71,291)

Net decrease in cash	(175,236)	(30,417)

Cash—Beginning of period	1,126,283	662,128

Cash—End of period	$951,047	$631,711

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$148,942	$152,451

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Capital expenditures included in accounts payable	$721,811	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

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

In the opinion of management, the condensed consolidated unaudited financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position and cash flows. The results reported in these condensed consolidated unaudited financial statements should not be regarded as necessarily indicative of results that may be expected for any other fiscal period or for the fiscal year.

Nature of Business

The Company owns and operates an ethanol plan near Heron Lake, Minnesota with a permitted capacity of approximately 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  In addition, the Company produces and sells distillers’ grains with solubles and corn oil as co-products of ethanol production.  Additionally, the Company, through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company's ethanol production facility and other customers.

Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2016 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the “Company”. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2016

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

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the six months ended April 30, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of approximately $3,359,225 and a corresponding decrease in net cash provided by investing activities.

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

April 30, 2016

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

3.INVENTORY

Inventory consisted of the following:

	April 30, 2016	October 31, 2015
	(unaudited)
Raw materials	$876,594	$1,800,320
Work in process	787,345	693,844
Finished Goods	2,385,915	1,829,311
Supplies	911,230	935,871
Totals	$4,961,084	$5,259,346

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $173,000 and $0 for the three and six month periods ended April 30, 2016 and 2015, respectively.

4.DERIVATIVE INSTRUMENTS

As of April 30, 2016, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 2,920,000 bushels that were entered into to hedge forecasted corn purchases through March 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 4,200,000 gallons that were entered into to hedge forecasted ethanol sales through August 2016.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2016, none of which are designated as hedging instruments:

	Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$67,075
Ethanol contracts	Commodity derivative instruments	63,437	—
Totals		$63,437	$67,075

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

April 30, 2016

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations location	2016	2015	2016	2015
Corn contracts	Cost of goods sold	$(124,689)	$(10,636)	$62,698	$3,402
Ethanol contracts	Revenues	13,110	—	57,857	—
Natural gas contracts	Cost of goods sold	—	—	21,550	—
Totals		$(111,579)	$(10,636)	$142,105	$3,402

As of April 30, 2016, the Company had approximately $443,000 of cash collateral (restricted cash) related to corn derivatives held by a broker.  At October 31, 2015, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

5.FAIR VALUE

The following table provides information on those derivative assets measured at fair value on a recurring basis at April 30, 2016:

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in	Significant Other	Significant
	in Balance Sheet	Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	April 30, 2016	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$63,437	$63,437	$—	$—

Financial Liabilities
Commodity Derivative instruments - Corn	$67,075	$67,075	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2015:

Fair Value Measurement Using
	Carrying Amount	Quoted Prices in	Significant Other	Significant
	in Balance Sheet	Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	October 31, 2015	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments	$677,149	$677,149	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

6.DEBT FINANCING

Debt financing consists of the following:

	April 30, 2016	October 31, 2015
	(unaudited)
Revolving term loan to lending institution, see terms below	$4,803,756	$4,822,777
Assessments payable	1,944,538	1,963,405
Note payable to electrical company	106,250	143,750
Note payable to noncontrolling interest member of Agrinatural	200,000	300,000
Total	7,054,544	7,229,932
Less amounts due within one year	519,404	517,957
Net long-term debt	$6,535,140	$6,711,975

Revolving Term Loan

The Company has a revolving term loan with a lender that initially had an aggregate principal commitment of $28,000,000. Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the credit facility, the revolving term loan principal commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the aggregate principal commitment under this facility at April 30, 2016 was $21,000,000.  After accounting for amounts outstanding under this facility at April 30, 2016, the aggregate principal amount available to the Company for borrowing was approximately $16,196,000.  The outstanding balance on the revolving term loan totaled approximately $4,804,000 and $4,823,000 at April 30, 2016, and October 31, 2015, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.69% and 3.45% at April 30, 2016, and October 31, 2015, respectively.

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

During the term of the revolving term loan, HLBE is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and loans and advances to Agrinatural and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of April 30, 2016 and October 31, 2015, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of April 30, 2016 and October 31, 2015, there was a total of approximately $1,945,000 and $1,963,000, respectively, in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at April 30, 2016 are as follows based on the most recent debt agreements:

2016	$519,404
2017	444,123
2018	322,980
2019	306,706
2020	326,798
After 2020	5,134,533
Total debt	$7,054,544

7.COMMITMENTS AND CONTINGENCIES

Forward Contracts

At April 30, 2016, the Company had cash and basis contracts for forward corn purchase commitments for approximately 6,970,000 bushels for deliveries through January 2017.

At April 30, 2016, the Company had basis contracts to sell approximately $17,400,000 of ethanol for various delivery periods through September 2016 which approximates 45% of its anticipated ethanol sales for this period.

At April 30, 2016, the Company had forward contracts to sell approximately $903,000 of distillers' grains for delivery through September 2016.

At April 30, 2016, the Company had forward contracts to sell approximately $930,000 of corn oil for delivery through December 2016.

Construction in Progress

On July 31, 2015, the Company placed a purchase order with an unrelated party for a new regenerative thermal oxidizer and made a down payment on the equipment of approximately $375,000 to secure the order.  The total commitment approximates $1,900,000 and is expected to be completed during the latter part of fiscal year 2016. As of April 30, 2016, approximately $1,400,000 has been recorded against this project and is recorded as a component of construction in progress included in Property and Equipment on the Company’s balance sheet.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2016

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both April 30, 2016 and October 31, 2015.

In December 2015, the Board of Governors declared a cash distribution of $0.05 per unit, or approximately $3,897,000. The distribution was paid in January 2016.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $710,000 and $528,000 for the three months ended April 30, 2016 and 2015, respectively, and approximately $1,245,000 and $1,047,000 for the six months ended April 30, 2016 and 2015, respectively.

10.RELATED PARTY TRANSACTIONS

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid approximately $88,000 and $108,000 for the monthly base fee and variable customer management fee, for the six month periods ended April 30, 2016 and 2015, respectively. The new management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The Company recorded approximately $2,000 and $37,000 for the project management fees for the six month periods ended April 30, 2016 and 2015, respectively. The new project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

April 30, 2016

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$25,001,160	$29,540,897	$51,249,989	$56,353,990
Natural gas pipeline	665,980	712,616	1,454,939	1,529,178
Eliminations	(425,159)	(439,942)	(874,382)	(892,148)
Total Revenue	$25,241,981	$29,813,571	$51,830,546	$56,991,020

Operating Income (Loss):
Ethanol production	$223,603	$1,624,426	$(108,515)	$2,302,939
Natural gas pipeline	168,863	474,976	665,555	879,526
Eliminations	(284,355)	(207,670)	(399,982)	(324,065)
Operating Income	$108,111	$1,891,732	$157,058	$2,858,400

	April 30, 2016	October 31, 2015
Total Assets:	(unaudited)
Ethanol production	$48,096,159	$53,663,064
Natural gas pipeline	12,603,201	13,033,320
Total Assets	$60,699,360	$66,696,384

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2016, compared to the same periods of prior fiscal year 2015. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2015 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•	Reductions or eliminations in the federal Renewable Fuels Standard (“RFS”), especially the corn-based ethanol use requirement;
•	The Chinese antidumping investigation could result in reduced export demand for distillers’ grains, which in turn could have adverse impact on domestic distillers’ grains prices;
•

Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS.  Consequently, there may be a negative impact on ethanol pricing and demand;

•	Fluctuations in the price of crude oil and gasoline;
•	Changes in the availability and price of corn and natural gas;
•	Our operating margins have fluctuated in the past and could become negative due to spread between the selling price of our products and our raw material costs;
•	Our plant may experience technical difficulties and not produce the gallons of ethanol expected;
•	Negative impacts that our hedging activities may have on our operations;
•	Ethanol and distillers’ grains supply exceeding demand and corresponding price reductions;
•	Our ability to generate free cash flow to fund our operations, invest in our business and service our debt;
•	Changes in the environmental regulations or our ability to comply with with the environmental regulations that apply to our plant and our operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•	Changes in federal and/or state laws, including changes in legislation benefiting renewable fuels;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes in interest rates or the lack of credit availability; and
•	Changes and advances in ethanol production technology.

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

Available Information

Our website address is www.heronlakebioenergy.com. Our annual report on Form 10-K, periodic reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available, free of charge, on our website under the link “SEC Filings”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this report on Form 10-Q.

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

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its primary co-products (distillers' grains and non-edible corn oil). These operations are aggregated into one financial reporting segment.

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

The Company has entered into two intercompany credit facilities with Agrinatural, the July 2014 credit facility (the “Orginal Credit Facility”) and the March 2015 credit facility (the “Additional Credit Facility”). Under the Orignal Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.

On May 19, 2016, the Company amended the Additional Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company.

Under the terms of the amendment and allonge, the Company agreed to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facilty and defer a portion of the principal payments required for 2016 and capitalize the deferred principal to the balloon payment due at maturity.  Details of the credit facilities and the amendment and allonge to the Additional Credit Facility are provided below in the section below entitled “PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

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

Several upscaling projects will be required to increase the plant's current production capacity and take full advantage of the additional production allowed under our air permit. One such project includes replacing our existing regenerative thermal oxidizer (“RTO”). We estimate that the total capital commitment for the new RTO will be approximately $1.9 million. As of April 30, 2016, approximately $1.4 million has been recorded against this project as a component of construction in progress included in Property and Equipment on the Company’s balance sheet. Once installed, the new RTO will improve emissions control and allow us to continue to maintain applicable regulatory compliance.  We expect completion of this project during the latter part of fiscal year 2016.

In addition, we anticipate continuing to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects. Our RTO replacement project is being funded from current earnings from operations and we do not expect that we will require additional capital to fund this project.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2015.

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol, distillers’ grains and natural gas. As a result, our operating results can fluctuate substantially due to volatility in these commodity markets. The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, yields, domestic and global stocks, weather, federal policy and foreign trade. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons. Ethanol prices are sensitive to world crude oil supply and demand, domestic gasoline supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels and octane enhancers, refining capacity and utilization, government regulation and incentives and consumer demand for alternative fuels. Distillers’ grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

We expect our ethanol plant to produce approximately 2.8 gallons of denatured ethanol for each bushel of grain processed in the production cycle. Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plant may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our ethanol plant in order to minimize our variable costs and optimize cash flow.

Our operating margin for the three and six months ended April 30, 2016, has continued to be negatively impacted by lower energy pricing and over supply of ethanol, although there was some uptick in prices towards the end of three months ended April 30, 2016 due to improved corn prices and a slight uptick in crude oil prices and a corresponding increase in wholesale gasoline prices. Despite the increasing crude oil and wholesale gasoline prices, for the three months ended April 30, 2016, ethanol traded at a premium to wholesale gasoline. Likewise, distillers’ grains pricing has also trailed the prior year which management believes is largely being impacted by lower market corn prices and over supply. Distillers’ grains pricing may also be negatively impacted by the Chinese government initiating an anti-dumping and countervailing duty investigation in January 2016.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. In the Environmental Protection Agency’s (“EPA”) November 2015 final rule, the RFS required blending volume obligations (“RVOs”) for corn-based ethanol for 2014, 2015 and 2016 were reduced from the statutorily mandated levels.  As set in the November 2015 rule, the required blending volume for corn-based ethanol blending for 2016 is 14.5 billion gallons, compared to 15 billion gallons as originally set by statute. Additionally, on May 18, 2016, the EPA released its preliminary rulemaking for 2017, setting the RVO for corn-based ethanol at 14.8 billion gallons, an increase over the 2016 requirement but still below the statutory mandate of 15 billion gallons. The EPA will hold a public hearing on the proposal on June 9, 2016, in Kansas City, Kansas and is subject to public comment until July 11, 2016.

The EPA’s departure from the RFS statutory requirements in both the final rule and proposed 2017 volumes are expected to have a negative impact on ethanol prices and demand, and are expected to result in reduced operating margins in the future. Beyond the federal mandates, there are limited markets for ethanol. Further, due to the lower price of gasoline, management does not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. A reduction in ethanol demand could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

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

In connection with RTO replacement project, we have filed an application for a major amendment of our air emissions permit with the Minnesota Pollution Control Agency (“MPCA”) to allow for the replacement under our current permit. However, due to backlog in the permit approval process, on April 27, 2016, we entered into a compliance agreement with the MPCA. Under the compliance agreement, the MPCA will allow us to proceed with replacement of our RTO prior to receiving approval of our major amendment application provided we operate the new RTO in compliance with our existing air emissions permit and complete certain green iniatives at the facility including constructing a butterfly and bee garden at the plant site, install LED lighting throughout the facility, and install variable frequency drives on our evaporator pumps. Although we expect to comply with all of the requirements of the compliance agreement, failure to do so could result in penalties and fines as well as additional compliance and/or remediation obligations.

Results of Operations for the Three Months Ended April 30, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$25,242	100.0%	$29,814	100.0%
Cost of Goods Sold	24,322	96.4%	27,140	91.0%
Gross Profit	920	3.6%	2,674	9.0%
Operating Expenses	812	3.2%	782	2.6%
Operating Income	108	0.4%	1,892	6.3%
Other Expense, net	(62)	(0.2)%	(95)	(0.3)%
Net Income	46	0.2%	1,797	6.0%
Less: Net Income Attributable to Noncontrolling Interest	(59)	(0.2)%	(63)	(0.2)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(13)	(0.1)%	$1,734	3.3%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists of sales of our three primary products: ethanol, distillers’ grains and corn oil.  Revenues from our three primary products represented approximately 99.0%  of our total revenues for the three months ended April 30, 2016 and 2015.  Our remaining consolidated revenues are attributable to incidental sales of corn syrup and Agrinatural revenues, net of eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services.  These miscellaneous other revenues represented approximately 1.0% of our consolidated revenues for the three months ended April 30, 2016 and 2015.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016:

	Three Months Ended April 30, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$19,941	79.0%
Distillers' grains sales	3,863	15.3%
Corn oil sales	1,069	4.2%
Corn syrup sales	128	0.5%
Agrinatural revenues (net of intercompany eliminations)	241	1.0%
Total Revenues	$25,242	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Three Months Ended April 30, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$22,522	75.5%
Distillers' grains sales	6,374	21.4%
Corn oil sales	514	1.7%
Corn syrup sales	131	0.4%
Agrinatural revenues (net of intercompany eliminations)	273	1.0%
Total Revenues	$29,814	100.0%

Our total consolidated revenues decreased by approximately 15.3% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015 due primarily to decreases in the average prices received for our ethanol, distillers' grains and corn oil and decreases in the total volumes of ethanol and distillers’ grains sold, offset slightly by an increase in the total volume of corn oil sold.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,522	$1.28	15,696	$1.43
Distillers' grains (tons)	35	$111.39	40	$160.16
Corn oil (pounds)	4,119	$0.26	1,913	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 11.5% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to an approximately 10.5%  decline in the average price per gallon we received for our ethanol coupled with a marginal decrease of approximately 1.1% in the volumes sold from period to period. We produced and sold less ethanol gallons during three months ended April 30, 2016 as compared to the same period of 2015 primarily due to the timing of ethanol shipments.  Management believes the decline in the selling price results primarily from the low crude oil and wholesale prices experienced in the three months ended April 30, 2016, as compared to the three months ended April 30, 2015 and an oversupply of ethanol. Industry-wide production outpaced domestic consumption and net exports during the three months causing an increase in domestic ethanol stocks resulting in lower ethanol prices. In addition, the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Continued low prices or further declines in the crude oil and wholesale gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high. Ethanol exports have provided some support for ethanol prices, especially as ethanol prices have been reduced.  However, a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, the strength of the U.S. dollar and/or other factors could contribute to higher ethanol stocks.  If domestic ethanol stocks grow, further decreases in domestic ethanol prices may result unless additional demand from domestic discretionary blending or other foreign markets develop.  The EPA's reduction of the RVOs set forth in its November 2015 final rule and the recent 2017 proposed rule may limit demand for ethanol beyond obligated blending requirements negatively impacting ethanol prices throughout 2017 and potentially after that time. Operating conditions deteriorated towards the end of our 2015 fiscal year and through the three months ended January 31, 2016. However, operating margins improved somewhat towards the end of the three months ended April 30, 2016, and management is optimistic that margins will be slightly better during the three months ending July 31, 2016.

Management anticipates that our ethanol production during our 2016 fiscal year will be higher than during our 2015 fiscal year due to increased permitted production capacity and capital improvement projects we have been undertaking designed to increase our production capacity. However, if the ethanol industry continues to experience compressed or negative operating margins during the remainder of our 2016 fiscal year, it is possible that we may be forced to reduce production based on market conditions.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2016, we had approximately 4,200,000 gallons of ethanol derivative instruments. These ethanol derivative instruments resulted in a gain of approximately $13,000 during the three months ended April 30, 2016, which increased our revenue.  We had no gain or loss on ethanol derivative instruments during the three months ended April 30, 2015.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 39.4% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to both an approximately 30.4% decline in the average price per ton we received for our distillers’ grains and  an approximately 12.9% decrease in the volumes sold from period to period.    This decrease in tons sold from period to period was due to increased production of modified wet distillers’ grains, which resulted in fewer tons dried distillers’ grains produced and sold. The change in mix of distillers’ grains produced in sold was a result in decreased market demand for dried distillers grains’ due to lower export demand for dried distillers’grains from China. Management anticipates that the distillers’ grains sold by our plant will increase due to our plans to increase our ethanol production capacity to take advantaged of our increased permitted ethanol production capacity, which would also increase our distillers’ grains production.

Management believes the decline in the selling price results primarily from the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended April 30, 2016, as well as weaker imports of domestic dried distillers’ grains by China, a significant buyer of domestic distillers’ grains. In January 2016, China opened anti-dumping and countervailing duty investigations into distillers’ grains produced in the U.S. which has had a negative impact on export demand. If China were to impose anti-dumping tariffs on U.S. imports, or if demand in the export market remains low, distillers’ grains prices could continue to weaken unless additional demand can be created from other foreign markets or domestically.

Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products. Management anticipates continued lower corn and soybean prices which may result in continued low or declining distillers’ grain prices. Domestic demand for distillers grains prices could remain low if end-users switch to lower priced alternatives.

Corn Oil

Total revenues from sales of corn oil increased by approximately 108.1% for the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to an approximately 115.3% increase in pounds sold, which was partially offset by an approximately 3.3% decline in the average price per pound we received for our corn oil from period to period. The increase in pounds sold from period to period was due primarily to improved corn oil extraction efficiencies. Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Corn oil prices have been impacted by oversupply and lower soybean oil prices, a product that typically competes with corn oil, particularly for biodiesel production. However, corn oil prices may rebound if biodiesel producers switch to corn oil as a result of the recent increases in soybean oil prices, which have risen as result of increased demand for soybean oil attributable to concerns over imported Maylaysion palm oil. Management anticipates corn oil prices may also increase during our 2016 fiscal year due to the implementation of the biodiesel blenders’ tax credit, as plants that were shut down resume production. Management expects that our corn oil production will increase due to our plans to increase our ethanol production capacity during 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 10.4% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 96.4% for the three months ended April 30, 2016, as compared to approximately 91.0% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.    Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the three months ended April 30, 2016 was approximately $1.45 per gallon of ethanol sold compared to approximately $1.62 per gallon of ethanol produced for the three months ended April 30, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2016:

	Three Months Ended April 30, 2016
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$17,581	72.3%
Natural gas costs	1,231	5.1%
All other components of costs of goods sold	5,510	22.6%
Total Cost of Goods Sold	$24,322	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2015:

	Three Months Ended April 30, 2015
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$19,526	71.9%
Natural gas costs	1,930	7.1%
All other components of costs of goods sold	5,684	21.0%
Total Cost of Goods Sold	$27,140	100.0%

Corn

Our cost of goods sold related to corn was approximately 10.0%  less for the three months ended April 30, 2016 compared to the same period of 2015, due primarily to an approximately 9.7% decrease in the average price per bushel paid for corn as the number of bushels of corn processed from period to period was relatively steady, decreasing by approximately 0.2%.  For the three months ended April 30, 2016 and 2015, we processed approximately 5.2 million bushels of corn. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2016 was approximately 9.3% less than the corn-ethanol price spread we experienced for same period of 2015.

The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015 resulting in a significant increase in the supply of corn available to the market. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand. However, corn prices rose slightly through the most recent three months in response to stronger export demand.  If export demand were to further increase, causing corn prices to increase, it could have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2016, we had forward corn purchase contracts for approximately 7.0 million bushels for various delivery periods through January 2017. Our corn derivative positions resulted in losses of approximately $125,000 for the three months ended April 30, 2016, which increased cost of goods sold, compared to losses of approximately $11,000 related to corn derivative instruments for the same period of 2015.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 36.2% for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. This decrease in natural gas cost is a result of fewer therms of natural gas burned in production due to reduced distillers’ grains drying and lower average prices for natural gas due to plentiful natural gas supply for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015.  Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

We had no gain or loss on natural gas derivative instruments during the three months ended April 30, 2016 and 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended April 30, 2016, increased approximately 3.8% compared to the three months ended April 30, 2015, and as a percentage of total revenues, increased to approximately 3.6% for the three months ended April 30, 2016, as compared to approximately 2.6% for the same period of 2015.  Although we are focused on increasing operating efficiencies, these expenses generally do not vary with the level of production at the plant.  We expect that going forward our operating expenses will remain relatively steady.

Operating Income

Our income from operations for the three months ended April 30, 2016 was approximately $108,000 compared to approximately $1.9 million for the same period 2015.  This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Income (Expense), Net

We had net other expense of approximately $63,000 during the three months ended April 30, 2016 compared to net other expense of approximately $95,000 the three months ended April 30, 2015.  We had less other expense during the three months ended April 30, 2016 compared to the three months ended April 30, 2015 due to increased miscellaneous other revenue.  These other revenues were partially offset by slightly higher amount of interest expense for the three months ended April 30, 2016 compared the same period of 2015 because we had more borrowings on our credit facilities.

Results of Operations for the Six Months Ended April 30, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016 and 2015 (amounts in thousands).

	Six Months Ended April 30, 2016		Six Months Ended April 30, 2015
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$51,831	100.0%	$56,991	100.0%
Cost of Goods Sold	50,053	96.6%	52,470	92.1%
Gross Profit	1,778	3.4%	4,521	7.9%
Operating Expenses	1,621	3.1%	1,662	2.9%
Operating Income	157	0.3%	2,859	5.0%
Other Expense, net	(53)	(0.1)%	(119)	(0.2)%
Net Income	104	0.2%	2,740	4.8%
Less: Net Income Attributable to Noncontrolling Interest	(143)	(0.3)%	(127)	(0.2)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(39)	(0.1)%	$2,613	4.6%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.3% and 98.4% of our total consolidated revenues for the six months ended April 30, 2016 and 2015, respectively. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.7% and 1.6% of our consolidated revenues for the six months ended April 30, 2016 and 2015, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016:

	Six Months Ended April 30, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$40,643	78.4%
Distillers' grains sales	8,169	15.8%
Corn oil sales	2,112	4.1%
Corn syrup sales	326	0.6%
Agrinatural revenues (net of intercompany eliminations)	581	1.1%
Total Revenues	$51,831	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Six Months Ended April 30, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$44,273	77.7%
Distillers' grains sales	10,657	18.7%
Corn oil sales	1,159	2.0%
Corn syrup sales	265	0.5%
Agrinatural revenues (net of intercompany eliminations)	637	1.1%
Total Revenues	$56,991	100.0%

Our total consolidated revenues decreased by approximately 9.1% for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015 due primarily to decreases in the average prices received for our ethanol, distillers' grains and corn oil and decreases in the total volumes of ethanol and distillers’ grains sold, offset slightly by an increase in the total volume of corn oil sold.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2016 and 2015:

	Six Months Ended April 30, 2016		Six Months Ended April 30, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,427	$1.29	29,520	$1.50
Distillers' grains (tons)	72	$112.87	76	$140.86
Corn oil (pounds)	8,759	$0.24	4,250	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 8.2% for the six months ended April 30, 2016 compared to the same period of 2015 due primarily to an approximately 13.8% decline in the average price per gallon we received for our ethanol which was partially mitigated by approximately 6.5%  increase in the volumes sold from period to period. The increase in gallons of ethanol sold from period to period was primarily due to system pressure fluctuations we experienced during the three months ended January 31, 2015 which reduced our ethanol production and gallons sold during that period. Although these system pressure issues were addressed and we resumed normal plant operations during the three months ended January 31, 2015, the production issues during that period impacted the aggregate volume of ethanol sold for the six months ended April 30, 2015. The decline in average market price for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015 is due primarily to increased U.S. domestic ethanol stocks and a decline in gasoline prices and crude oil values. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Our ethanol derivative instruments resulted in a gain of approximately $58,000 during the six months ended April 30, 2016, which increased our revenue. We had no gain or loss on ethanol derivative instruments during the six months ended April 30, 2015.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 23.4% for the six months ended April 30, 2016 compared to the same period of 2015 due to an approximately 19.9% decline in the average price per ton we received for our distillers’ grains from period to period. The effect of the decrease in average distillers' grains price was compounded by a  4.3% decrease in the tons of distillers’ grains sold during the six months ended April 30, 2016, as compared to the same period in 2015. This decrease in tons sold during the six months ended April 30, 2016 compared to the same period of 2015 was due to increased production and sales of modified wet distillers’ grains plants during the six months ended April 30, 2016, which decreased the amount of dried distillers’ grains produced and sold compared to the same period of 2015, which in turn, decreased the aggregate volumes of distillers’ grains produced and sold from period to period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 82.2% for the six months ended April 30, 2016 compared to the six months ended April 30, 2015 due to an approximately 106.1% increase in pounds sold, which was partially offset by an approximately 11.6% decline in the average price per pound we received for our corn oil from period to period. The increase in volume sold for the six months ended April 30, 2016 compared to the same period of 2015 is attributable to improved oil yield during the six months ended April 30, 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 4.6% for the six months ended April 30, 2016, as compared to the six months ended April 30, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 96.6% for the six months ended April 30, 2016, as compared to approximately 92.1% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.  The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2016 was approximately $1.42 per gallon of ethanol sold compared to approximately $1.57 per gallon of ethanol produced for the six months ended April 30, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2016:

	Six Months Ended April 30, 2016
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$37,891	75.7%
Natural gas costs	2,630	5.3%
All other components of costs of goods sold	9,532	19.0%
Total Cost of Goods Sold	$50,053	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2015:

	Six Months Ended April 30, 2015
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$39,214	74.7%
Natural gas costs	4,200	8.0%
All other components of costs of goods sold	9,056	17.3%
Total Cost of Goods Sold	$52,470	100.0%

Corn

Our cost of goods sold related to corn was approximately 3.4% less for the six months ended April 30, 2016 compared to the same period of 2015, due primarily to an approximately 7.0% decrease in the average price per bushel paid for corn, which was offset by a 3.9% increase in the number of bushels of corn processed from period to period.  For the six months ended April 30, 2016 and 2015, we processed approximately 10.9 million and 10.5 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2016, was approximately 2.4% less than the corn-ethanol price spread we experienced for same period of 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market.

We had gains related to corn derivative instruments of approximately $63,000 and $3,000 for the six months ended April 30, 2016 and 2015, respectively, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Natural gas costs decreased 37.4% for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015. The decrease in natural gas costs was primarily due lower natural gas prices and reduced usage of natural gas by our plants for drying distillers grains for the six months ended April 30, 2016 as compared the same period of 2015.

Our natural gas derivative positions resulted in a gain of approximately $22,000 during the six months ended April 30, 2016, which decreased our cost of goods sold. In comparison, we had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2015.

Operating Expenses

Operating expenses for the six months ended April 30, 2016 decreased 2.5% compared to the six months ended April 30, 2015.  Despite the decrease from period to period, operating expenses, as a percentage of total revenues, increased slightly to 3.1% for the six months ended April 30, 2016, as compared to 2.9% for six months ended April 30, 2015.

Operating Income

Our income from operations for the six months ended April 30, 2016, was approximately $157,000 compared to approximately $2.9 million for the same period 2015. This 94.5% decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense due to interest payments on our credit facilities.  Interest expense increased 8.7% for the six months ended April 30, 2016 as compared to the six months ended April 30, 2015, due to our increased borrowings on our credit facilities from period to period.

Changes in Financial Condition at April 30, 2016

The following table highlights our financial condition at April 30, 2016 and October 31, 2015 (amounts in thousands):

	April 30, 2016	October 31, 2015
	(unaudited)
Current Assets	$7,858	$12,892
Total Assets	$60,699	$66,696
Current Liabilities	$4,510	$6,456
Long-Term Debt	$6,535	$6,712
Members' Equity attributable to Heron Lake BioEnergy, LLC	$48,511	$52,447
Non-Controlling Interest	$1,143	$1,082

Total assets decreased from approximately $66.7 million at October 31, 2015 to approximately $60.7 million at April 30, 2016.  This decrease is primarily due to a decrease in total current assets of approximately $5.0 million at April 30, 2016 compared to October 31, 2015. The approximately 39.0% decrease in current assets is due primarily to decreases in accounts receivable of approximately $4.5 million, inventory of approximately $298,000 and the value of our commodity derivative instruments of $674,000 at April 30, 2016 as compared to October 31, 2015. Our trade accounts receivable decreased due to primarily to the timing of shipments. Inventory decreased as a result of having less corn on hand at April 30, 2016. Offsetting the decrease in accounts receivable were increases of approximately $443,000 in restricted cash related to cash we deposit in our margin account for our hedging transactions and $87,000 in prepaid expenses at April 30, 2016 compared to October 31, 2015.

Current liabilities at April 30, 2016 decreased by approximately $1.9 million  compared to October 31, 2015. This decrease was primarily due to decreases of $838,000 in checks drawn in excess of bank balance and $1.3 million in accounts payable at April 30, 2016 compared to October 31, 2015. The decrease in accounts payable is due primarily to lower corn prices during the three month period ended April 30, 2016, which reduced the amount of our corn payable at April 30, 2016. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender. Partially offsetting the decrease in checks drawn in excess of bank balance and accounts payable was an increase of approximately $157,000 in our accrued expenses at April 30, 2016 compared to October 31, 2015.

Our long-term debt decreased approximately $177,000 at April 30, 2016 compared to October 31, 2015. The decrease is mostly due to payments by Agrinatural on the intracompany loans we made to Agrinatural.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $3.9 million at April 30, 2016 as compared to October 31, 2015. The decrease was related to the distribution to members of approximately $3.9 million.

Noncontrolling interest totaled approximately $1.1 million at April 30, 2016 and October 31, 2015.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at April 30, 2016 and October 31, 2015.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,850	$4,828
Net cash used in investing activities	$(1,034)	$(4,787)
Net cash used in financing activities	$(4,991)	$(71)
Net decrease in cash	$(175)	$(30)

Operating Cash Flows

During the six months ended April 30, 2016, cash flows from operating activities increased by approximately $1.0 million compared to the six months ended April 30, 2015. This increase from period to period resulted largely increased cash provided by accounts receivable, which was partially offset by decreases in our net income and accounts payable. For the six months ended April 30, 2016, cash provided by accounts receivable increased by approximately $4.8 million over the comparable prior period due a decrease in the balance of our accounts receivable resulting primarily from the timing of customer shipments and payments. For the six months ended April 30, 2016, cash used for accounts payable was approximately $988,000 more than the same period of 2015 primarily as a result of the timing of inventory receipts and vendor payments. Net income decreased for the six months ended April 30, 2016 by approximately 96.2% compared to the same period of 2015, due to the lower average sales prices we received for our principal products in the current period.

Investing Cash Flows

During the six months ended April 30, 2016, capital expenditures decreased 78.4% compared to the same period of 2015 due to fewer payments for capital expenditures for construction in progress. During the six months ended April 30, 2016, we used cash for our RTO replacement project. During the six months ended April 30, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the six months ended April 30, 2015.

Financing Cash Flows

Cash used in financing activities totaled approximately $5.0 million for the six months ended April 30, 2016. For the same period of 2015, we used approximately $71,000 in cash for financing activities. During the six months ended April 30, 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, payments of approximately $7.8 million on our long-term debt and approximately $838,000 in checks drawn in excess of bank balance, which were partially offset by approximately $7.6 million in proceeds from our long-term debt. During the six months ended April 30, 2015, we used cash to make payments of approximately $9.4 million in distributions to our unit holders and payments of approximately $476,000 on our long-term debt, offset by proceeds of approximately $9.8 million from our long-term debt.

Indebtedness

Revolving Term Note

We have a comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of the credit facility closing, the Company entered into an administrative agency agreement pursuant to which CoBank, ACP acts as the administrative agent for AgStar with respect to the credit facility.

Under the AgStar revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million annually effective March 1, 2015 and continuing each anniversary thereafter until maturity. As a result, the aggregate principal commitment under this facility at April 30, 2016 was $21.0 million. After accounting for amounts outstanding under this facility at April 30, 2016, the aggregate principal amount available to HLBE for additional borrowing was approximately $16.2 million. The outstanding balance on the HLBE revolving term loan totaled approximately $4.8 million at April 30, 2016.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.69% at April 30, 2016.

We also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The loan is secured by substantially all of our assets including a subsidiary guarantee.

The credit facility with AgStar is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

the Company may not make loans or advances to Agrinatural, which exceed an aggregate principal amount of approximately $3.1 million without the consent of AgStar.  As of April 30, 2016, the Company has outstanding loans to Agrinatural in an aggregate principal amount of approximately $5.5 million. These loans were consented to by AgStar.

•

the Company must maintain working capital of at least $8.0 million. Working capital is calculated as unconsolidated current assets plus the amount available under revolving term loan, less unconsolidated current liabilities.

•

the Company must maintain net worth of at least $32.0 million. Local net worth is defined as unconsolidated total assets, minus unconsolidated total liabilities plus the approximately $3.9 million of subordinated convertible debt that was converted into units on July 1, 2014.

•

the Company must maintain a debt service coverage ratio of at least 1.5 to 1.0. The debt service coverage ratio is, calculated on an unconsolidated basis, net income (after taxes), plus depreciation and amortization, minus non-cash dividends/income received, minus extraordinary gains (plus losses), minus gain (plus loss) on asset sales and divided by $4.0 million.

•

the Company may make member distributions of up to 65% of our net income without the consent of AgStar provided we remain in compliance with its loan covenants following the distribution.  Any member distributions in excess of 65% of the Company’s net income must be pre-approved by AgStar.

As of April 30, 2016, the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its AgStar credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the AgStar credit facility and we fail to obtain a waiver of any such term or covenant, AgStar could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgStar could also elect to proceed with a foreclosure action on our plant.

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

There was a total of approximately $1.9 million and $2.0 million in outstanding water revenue bonds at April 30, 2016 and October 31, 2015, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $106,000 and $144,000 at April 30, 2016, and October 31, 2015, respectively.

We also have a note payable to the minority owner of Agrinatural in the amount of $200,000 and $300,000 at April 30, 2016 and October 31, 2015, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.

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

The balance of this loan was approximately $2.7 million at April 30, 2016 and $2.8 million at October 31, 2015.

Additional Agrinatural Credit Facility

On March 30, 2015, the Company entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural.  Under the Additional Agrinatural Credit Facility, the Company agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital.  The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.

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

On May 19, 2016, the Company and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”) and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facilty and defer a portion of the principal payments required for 2016.

As provided in the Amendment, for calendar year 2016, Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $300,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. For calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of CIAC, less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

Under the terms of the Additional Allonge, the Company and Agrinatural agreed to decrease monthly principal payments required for the remainder of calendar 2016 (May to December) from $41,666.67 per month to $9,177.59 per month with the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and becoming a part of the balloon payment due at maturity.

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

The balance of this loan was approximately $2.9 million at April 30, 2016 and $3.2 million at October 31, 2015.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  We believe that of our significant accounting policies summarized in Note 1 to our condensed consolidated unaudited financial statements included with this periodic report on Form 10-Q.

At April 30, 2016, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from April 30, 2016.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2016	April 30, 2016	Adverse Change	Change to Income
$5,004,000	3.69%	4.06%	$18,000

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers' grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of April 30, 2016, we had price protection in place for approximately 36.5% of our anticipated corn needs and approximately 45% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the		Hypothetical Adverse
	next 12 months (net of forward and futures	Unit of	Change in Price as of	Annual Adverse
	contracts)	Measure	April 30, 2016	Change to Income
Ethanol	64,260,000	Gallons	10.0%	$8,997,000
Corn	19,074,000	Bushels	10.0%	$6,542,000
Natural Gas	1,600,000	MMBTU	10.0%	$467,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There are no material changes from risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2015, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2016. However, additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2016 and October 31, 2015; (ii) the Condensed Consolidated Statements of Operations or the three and six months ended April 30, 2016 and April 30, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2016 and 2015; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*    Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 14, 2016	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer