Form 10-Q
period 2016-07-31
Heron Lake BioEnergy, LLC
filed 2016-09-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2016

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

As of September 14, 2016, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2016	October 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$1,213,185	$1,126,283
Restricted cash	62,919	—
Accounts receivable	5,950,507	5,671,181
Inventory	4,019,976	5,259,346
Commodity derivative instruments	890,998	677,149
Prepaid expenses and other current assets	312,666	158,473
Total current assets	12,450,251	12,892,432

Property and Equipment, net	51,410,079	52,984,550

Other Assets
Other intangible assets, net	93,537	122,148
Other assets	697,254	697,254
Total other assets	790,791	819,402

Total Assets	$64,651,121	$66,696,384

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$504,125	$517,957
Checks drawn in excess of bank balance	1,489,447	1,836,682
Commodity derivative instruments	750,150	—
Accounts payable	2,459,148	3,913,714
Accrued expenses	262,125	187,750
Total current liabilities	5,464,995	6,456,103

Long-Term Debt, less current portion	6,685,798	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists 77,932,107 units authorized, issued and outstanding	51,321,690	52,446,500
Non-controlling interest	1,178,638	1,081,806
Total members' equity	52,500,328	53,528,306

Total Liabilities and Members' Equity	$64,651,121	$66,696,384

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$30,365,123	$30,192,430	$82,195,669	$87,183,450

Cost of Goods Sold	26,634,715	25,436,496	76,687,610	77,906,641

Gross Profit	3,730,408	4,755,934	5,508,059	9,276,809

Operating Expenses	746,760	741,766	2,367,353	2,404,241

Operating Income	2,983,648	4,014,168	3,140,706	6,872,568

Other Income (Expense)
Interest income	120	834	595	1,029
Interest expense	(139,625)	(162,284)	(288,567)	(299,270)
Other income (expense), net	1,666	(8,991)	96,890	9,149
Total other expense, net	(137,839)	(170,441)	(191,082)	(289,092)

Net Income	2,845,809	3,843,727	2,949,624	6,583,476

Less: Net Income Attributable to Non-controlling Interest	(35,202)	(34,907)	(177,830)	(161,563)

Net Income Attributable to Heron Lake BioEnergy, LLC	$2,810,607	$3,808,820	$2,771,794	$6,421,913

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC - Basic and Diluted (Class A and B)	$0.04	$0.05	$0.04	$0.08

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.05	$0.12

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net income	$2,949,624	$6,583,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,571,315	3,421,056
Change in fair value of commodity derivative instruments	(925,502)	(752,851)
Change in operating assets and liabilities:
Restricted cash	(62,919)	103,362
Accounts receivable	(279,326)	2,866,921
Inventory	1,239,370	(1,285,254)
Prepaid expenses and other current assets	(154,193)	(33,666)
Accounts payable	(1,257,586)	(1,443,036)
Accrued expenses	74,375	51,558
Commodity derivative instruments	1,461,803	117,701
Net cash provided by operating activities	6,616,961	9,629,267

Cash Flows from Investing Activities
Capital expenditures	(2,165,213)	(5,759,433)
Net cash used in investing activities	(2,165,213)	(5,759,433)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	(347,235)	2,642,126
Proceeds from long-term debt	9,820,223	11,545,837
Payments on long-term debt	(9,860,229)	(7,555,388)
Distributions paid to members	(3,896,605)	(9,351,850)
Distributions to non-controlling interest	(81,000)	—
Net cash used in financing activities	(4,364,846)	(2,719,275)

Net increase in cash	86,902	1,150,559

Cash—Beginning of period	1,126,283	662,128

Cash—End of period	$1,213,185	$1,812,687

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$288,567	$299,270

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Capital expenditures included in accounts payable	$152,502	$61,691

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

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

Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2016 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC, collectively the “Company”. HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2016

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

Inventory

Inventory is stated at the lower of cost or net realizable value in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-11 issued in July 2015.  Cost for all inventories is determined using the first in first out method (FIFO). Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers’ grains, and corn oil.

Correction Of An Immaterial Error

The Company revised the condensed consolidated unaudited statement of cash flows for the nine months ended July 31, 2015, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of approximately $3,359,225 and a corresponding decrease in net cash provided by investing activities.

2.RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers’ grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% to 85% of total revenues and corn costs average 75% to 90% of cost of goods sold.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

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

3.INVENTORY

Inventory consisted of the following:

	July 31, 2016	October 31, 2015
	(unaudited)
Raw materials	$807,545	$1,800,320
Work in process	889,141	693,844
Finished Goods	1,405,146	1,829,311
Supplies	918,144	935,871
Totals	$4,019,976	$5,259,346

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $108,000 and $0 for nine month periods ended July 31, 2016 and 2015, respectively.

4.DERIVATIVE INSTRUMENTS

As of July 31, 2016, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 3,875,000 bushels that were entered into to hedge forecasted corn purchases through July 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2016, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through September 2016.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2016, none of which are designated as hedging instruments:

	Balance Sheet Location	Assets		Liabilities
Corn contracts	Commodity derivative instruments	$		$750,150
Ethanol contracts	Commodity derivative instruments		890,998	—
Totals			$890,998	$750,150

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

July 31, 2016

The following tables provide details regarding the gains and (losses) from Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations location	2016	2015	2016	2015
Corn contracts	Cost of goods sold	$1,443,271	$749,449	$1,505,969	$752,851
Ethanol contracts	Revenues	(659,874)	—	(602,017)	—
Natural gas contracts	Cost of goods sold	—	—	21,550	—
Totals		$783,397	$749,449	$925,502	$752,851

As of July 31, 2016, the Company had approximately $63,000 of cash collateral (restricted cash) related to corn derivatives held by a broker.  At October 31, 2015, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

5.FAIR VALUE

The following table provides information on those derivative instruments measured at fair value on a recurring basis at July 31, 2016:

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in	Significant Other	Significant
	in Balance Sheet	Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	July 31, 2016	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$890,998	$890,998	$—	$—

Financial Liabilities
Commodity Derivative instruments - Corn	$750,150	$750,150	$—	$—

The following table provides information on those derivative instruments measured at fair value on a recurring basis at October 31, 2015:

Fair Value Measurement Using
	Carrying Amount	Quoted Prices in	Significant Other	Significant
	in Balance Sheet	Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	October 31, 2015	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$677,149	$677,149	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

6.DEBT FINANCING

Debt financing consists of the following:

	July 31, 2016	October 31, 2015
	(unaudited)
Revolving term loan to lending institution, see terms below	$5,122,574	$4,822,777
Assessments payable	1,779,849	1,963,405
Note payable to electrical company	87,500	143,750
Note payable to noncontrolling interest member of Agrinatural	200,000	300,000
Total	7,189,923	7,229,932
Less amounts due within one year	504,125	517,957
Net long-term debt	$6,685,798	$6,711,975

Revolving Term Loan

The Company has a revolving term loan with a lender that initially had an aggregate principal commitment of $28,000,000.  Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date. Under the terms of the credit facility, the revolving term loan principal commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity. Therefore, the aggregate principal commitment under this facility at July 31, 2016 was $21,000,000.  After accounting for amounts outstanding under this facility at July 31, 2016, the aggregate principal amount available to the Company for borrowing was approximately $15,877,000.  The outstanding balance on the revolving term loan totaled approximately $5,123,000 and $4,823,000 at July 31, 2016, and October 31, 2015, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.75% and 3.45% at July 31, 2016, and October 31, 2015, respectively.

The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The credit facility contains customary covenants.  The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

During the term of the revolving term loan, HLBE is subject to certain financial covenants at various times calculated monthly, quarterly or annually, including restriction of the payment of dividends and loans and advances to Agrinatural and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of July 31, 2016 and October 31, 2015, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2016.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors. In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. In May 2006, the Company entered into an industrial water supply treatment agreement with the City of Heron Lake and Jackson County. Under this agreement, the Company pays monthly installments over 24 months starting January 1, 2007 equal to one years' debt service on approximately $3.6 million in water revenue bonds, which will be returned to the Company if any funds remain after final payment in full on the bonds and assuming we comply with all payment obligations under the agreement. As of July 31, 2016 and October 31, 2015, there was a total of approximately $1,780,000 and $1,963,000, respectively, in outstanding water revenue bonds. The Company classifies its obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

Estimated annual maturities of debt at July 31, 2016 are as follows based on the most recent debt agreements:

2016	$504,125
2017	436,341
2018	322,570
2019	318,253
2020	339,097
After 2020	5,269,537
Total debt	$7,189,923

7.COMMITMENTS AND CONTINGENCIES

Corn Contracts

At July 31, 2016, the Company had cash and basis contracts for forward corn purchase commitments for approximately 3,826,000 bushels for deliveries through July 2017, which approximates 18% of its anticipated corn needs during this period.

Ethanol Contracts

At July 31, 2016, the Company had forward contracts (both fixed and basis) to sell approximately $17,100,000 of ethanol for various delivery periods through December 2016, which approximates 44% of its anticipated ethanol sales during this period.

During the third fiscal quarter,  the Company amended its ethanol marketing agreement with Eco-Energy, LLC. As amended, the term of the marketing agreement shall continue through December 31, 2019.  Additionally, the amended agreement also provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Distillers’ Grains Contracts

At July 31, 2016, the Company had forward contracts to sell approximately $1,393,000 of distillers’ grains for delivery through December 2016, which approximates 16% of its anticipated distillers’ grains sales during this period.

Corn Oil Contracts

At July 31, 2016, the Company had forward contracts to sell approximately $621,000 of corn oil for delivery through December 2016, which approximates 30% of its anticipated corn oil sales during this period.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2016

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both July 31, 2016 and October 31, 2015.

In December 2015, the Board of Governors declared a cash distribution of $0.05 per unit, or approximately $3,897,000. The distribution was paid in January 2016.

In December 2014, the Board of Governors declared a cash distribution of $0.12 per unit, or approximately $9,352,000. The distribution was paid in January 2015.

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2017.  Rent expense for these leases was approximately $686,000 and $525,000 for the three months ended July 31, 2016 and 2015, respectively, and approximately $1,931,000 and $1,572,000 for the nine months ended July 31, 2016 and 2015, respectively.

10.RELATED PARTY TRANSACTIONS

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC ("RES"), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid monthly base fees and variable customer management fees of approximately $44,000 and $43,000 for the three months ended July 31, 2016 and 2015, respectively, and approximately $132,000 and $151,000 for the nine month periods ended July 31, 2016 and 2015, respectively. The new management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The Company recorded project management fees of approximately $7,000 and $18,000 for the three months ended July 31, 2016 and 2015, respectively, and approximately $46,000 and $55,000 for the nine month periods ended July 31, 2016 and 2015, respectively. The new project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

July 31, 2016

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$30,283,592	$30,118,131	$81,533,581	$86,472,121
Natural gas pipeline	516,687	520,291	1,971,626	2,049,469
Eliminations	(435,156)	(445,992)	(1,309,538)	(1,338,140)
Total Revenue	$30,365,123	$30,192,430	$82,195,669	$87,183,450

Operating Income:
Ethanol production	$2,959,286	$3,812,056	$2,850,771	$6,114,995
Natural gas pipeline	197,839	372,682	863,394	1,252,208
Eliminations	(173,477)	(170,570)	(573,459)	(494,635)
Operating Income	$2,983,648	$4,014,168	$3,140,706	$6,872,568

	July 31, 2016	October 31, 2015
Total Assets:	(unaudited)
Ethanol production	$52,210,964	$53,633,064
Natural gas pipeline	12,440,157	13,033,320
Total Assets	$64,651,121	$66,696,384

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2016, compared to the same periods of prior fiscal year 2015. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015.

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

Industry and Market Data

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the United States (“U.S.”) ethanol industry, and information about the market for our products and competition is derived from publicly available information from governmental agencies or publications and other published independent sources.  Although we believe our third-party sources are reliable, we have not independently verified the information.

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

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. References to “we”, “us”, “our”, “Heron Lake BioEnergy”, “HLBE”, and the “Company” refer to Heron Lake BioEnergy, LLC. Our business consists of the production and sale of our ethanol throughout the continental U.S. and sale of its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S. Additionally, our business includes natural gas pipeline operations, natural gas pipeline distribution and services through the Company's majority owned subsidiary, Agrinatural Gas, LLC (“Agrinatural”).

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations. We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and natural gas transportation.  Refer to Note 11, “Business Segments”, of the notes to the condensed consolidated unaudited financial statements for financial information about our financial reporting segments.

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (distillers’ grains, non-edible corn oil and corn syrup). These operations are aggregated into one financial reporting segment.

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

We have entered into a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”). GFE owns approximately 50.6% of our outstanding membership units. Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers. The initial term of the management services agreement expired in July 2016. However, the management services agreement automatically renewed for an additional one-year term and will continue to automatically renew for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

We market and sell our products primarily using third party marketers. The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers. We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers’ grains, and Renewable Products Marketing Group, LLC to market our corn oil. We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders.

On July 22, 2016, we executed Amendment No. 1 (the “Amendment”) to our ethanol marketing agreement dated September 17, 2013 (the “Marketing Agreement”) with Eco-Energy, LLC (“Eco-Energy”). Under the terms of the Marketing Agreement, Eco-Energy purchases our entire ethanol output and we pay a marketing fee in consideration of Eco-Energy's services. The Marketing Agreement was set to expire on December 31, 2016. However, the Amendment provides for an extension of the term of the Marketing Agreement through December 31, 2019, with automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of the term or the renewal term. Additionally, the Amendment also provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services. The Amendment is effective as of January 1, 2017.

Our cost of our goods sold consists primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers’ grains for sale at our ethanol plant. We generally do not have long-term, fixed price contracts for the purchase of corn. Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota.

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

Several upscaling projects will be required to increase the plant's current production capacity and take full advantage of the additional production allowed under our air permit. One such project included replacing our existing regenerative thermal oxidizer (“RTO”).    During the three months ended July 31, 2016, we completed installation of the RTO and completed emissions testing. The RTO replacement project was funded from current earnings from operations. With installation complete, management expects the new RTO will improve emissions control and allow us to continue to maintain regulatory compliance under our amended air permit.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

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

Our operating margin for the three months ended July 31, 2016, was impacted by volatility in the commodity markets.  As a result of the lower gasoline prices and the traditional summer driving season, gasoline demand increased for the three months ended July 31, 2016, which in turn increased demand for ethanol. However, the increased ethanol demand was countered by increased domestic ethanol production,  which resulted in slight increases in ethanol prices through June 2016.  However, in July 2016,  favorable weather conditions during the growing season led to higher than expected production projections for the current year corn crop, which resulted in declining corn prices.  Following corn prices, ethanol prices also decreased. Despite the commodity market volatility, ethanol traded at a premium to wholesale gasoline for much of the three months ended July 31, 2016.

Management believes distillers’ grains has also been negatively impacted by the Chinese government initiating an anti-dumping and countervailing duty investigation in January 2016. On July 8, 2016, China’s Ministry of Commerce issued an official notice concerning the hearing in the anti-dumping and countervailing investigations against distillers’ grains originating in the U.S. The hearing was held August 2, 2016, in Beijing.    China is not expected to make a decision on whether to impose antidumping duties on U.S. dried distillers’ grain imports until after the scheduled visit of President Barack Obama to China in early September.  If China were to impose a high tariff on distillers’ grains exports from the U.S., it could negatively impact the market price of distillers’ grains in the U.S. which could negatively impact our financial performance.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. In the Environmental Protection Agency’s (“EPA”) November 2015 final rule, the RFS required blending volume obligations (“RVOs”) for corn-based ethanol for 2014, 2015 and 2016 were reduced from the statutorily mandated levels.  As set in the November 2015 rule, the required blending volume for corn-based ethanol blending for 2016 is 14.5 billion gallons, compared to 15 billion gallons as originally set by statute. Additionally, on May 18, 2016, the EPA released its preliminary rulemaking for 2017, setting the RVO for corn-based ethanol at 14.8 billion gallons, an increase over the 2016 requirement but still below the statutory mandate of 15 billion gallons. The proposal modestly increases the minimum volume requirements of ethanol to 14.8 billion gallons for the coming year. This proposal is expected to be finalized by November of 2016.

The EPA’s departure from the RFS statutory requirements in both the final rule and proposed 2017 volumes are expected to limit demand for ethanol and may have a negative impact on ethanol prices and demand unless additional demand is created by discretionary blending.  Beyond the federal mandates, there are limited markets for ethanol. Further, due to the lower price of gasoline, management does not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. A reduction in ethanol demand could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

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

In connection with the RTO replacement project, we have filed an application for a major amendment of our air emissions permit with the Minnesota Pollution Control Agency (“MPCA”) to allow for the replacement under our current permit. However, due to backlog in the permit approval process, on April 27, 2016, we entered into a compliance agreement with the MPCA. Under the compliance agreement, the MPCA allowed us to proceed with replacement of our RTO prior to receiving approval of our major amendment application provided we operate the new RTO in compliance with our existing air emissions permit and complete certain green initiatives at the facility, including constructing a butterfly and bee garden at the plant site, installing LED lighting throughout the facility, and installing variable frequency drives on our evaporator pumps. As of July 31, 2016, we had completed construction of the butterfly and bee garden and installation of LED lighting throughout the facility. Installation of the variable frequency drives is expected to be completed this fall during our regular semi-annual maintenance shutdown.

Results of Operations for the Three Months Ended July 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016 and 2015 (amounts in thousands).

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$30,365	100.0%	$30,192	100.0%
Cost of Goods Sold	26,635	87.7%	25,436	84.2%
Gross Profit	3,730	12.3%	4,756	15.8%
Operating Expenses	747	2.5%	742	2.5%
Operating Income	2,983	9.8%	4,014	13.3%
Other Expense, net	(138)	(0.5)%	(170)	(0.6)%
Net Income	2,845	9.4%	3,844	12.7%
Less: Net Income Attributable to Noncontrolling Interest	(35)	(0.1)%	(35)	(0.1)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$2,810	9.3%	$3,809	12.6%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists of sales of our three primary products: ethanol, distillers’ grains and corn oil. Revenues from our three primary products represented approximately 99.7%  and 99.8% of our total revenues for the three months ended July 31, 2016 and 2015, respectively. Our remaining consolidated revenues are attributable to incidental sales of corn syrup and Agrinatural revenues, net of eliminations for distribution fees paid by the Company to Agrinatural for natural gas transportation services. These miscellaneous other revenues represented approximately 0.3% and 0.2% of our consolidated revenues for the three months ended July 31, 2016 and 2015, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016:

	Three Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$23,493	77.4%
Distillers' grains sales	5,258	17.3%
Corn oil sales	1,363	4.5%
Corn syrup sales	169	0.6%
Agrinatural revenues (net of intercompany eliminations)	82	0.3%
Total Revenues	$30,365	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015:

	Three Months Ended July 31, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$22,716	75.3%
Distillers' grains sales	6,540	21.7%
Corn oil sales	761	2.5%
Corn syrup sales	101	0.3%
Agrinatural revenues (net of intercompany eliminations)	74	0.2%
Total Revenues	$30,192	100.0%

Our total consolidated revenues increased by approximately 0.6% for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015 due to increases total volumes sold for our ethanol and corn oil and the increase in the average price realized for our corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2016 and 2015:

	Three Months Ended July 31, 2016		Three Months Ended July 31, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	16,878	$1.39	15,984	$1.42
Distillers' grains (tons)	41	$128.34	41	$157.68
Corn oil (pounds)	4,729	$0.29	2,830	$0.27

Ethanol

Total revenues from sales of ethanol increased by approximately 3.4% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to an approximately 5.6%  increase in the volume sold, which was offset by a  decrease of approximately 2.1% in the average price per gallon we received for our ethanol.  We produced and sold more ethanol gallons during three months ended July 31, 2016 as compared to the same period of 2015 primarily due to the timing of ethanol shipments and a slight increase in ethanol production. Ethanol production was marginally higher compared to prior year due to capital improvements we are making at the ethanol plant designed to increase ethanol production.

Ethanol prices were bouyed somewhat during June and early July 2016, due to an increase in domestic demand for ethanol due to lower gasoline prices and normal seasonal increase in driving during the summer months. Additionally, we experienced strong export demand during the three months ended July 31, 2016, particularly from Asia, which management attributes to lower domestic ethanol prices and increased worldwide ethanol demand. However, domestic ethanol production increased during the three months ended July 31, 2016, which increased domestic stocks of ethanol putting downward pressure on domestic ethanol prices. Additionally, declining corn prices in late July, due to the large projected 2016 crop, put further downward pressure on ethanol prices.  The net effect of these factors was a decrease in the average price realized for our ethanol for three months ended July 31, 2016 as compared to the same period in 2015.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Continued low prices or further declines in the crude oil and wholesale gasoline markets could have a negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks remain high. Ethanol exports have provided support for ethanol prices, especially as domestic ethanol stocks have grown. However, a decrease in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, the strength of the U.S. dollar and/or other factors could contribute to higher ethanol stocks. If domestic ethanol stocks grow, further decreases in domestic ethanol prices may result unless additional demand from domestic discretionary blending or other foreign markets develop.  In addition, the EPA’s reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2016, we had approximately 420,000 gallons of ethanol derivative instruments. These ethanol derivative instruments resulted in a loss of approximately $660,000 during the three months ended July 31, 2016, which decreased our revenue.  In comparison, during the three months ended July 31, 2015, our ethanol derivative instruments resulted in a gain of approximately $0.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 19.6% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to an approximately 18.6% decline in the average price per ton we received for our distillers’ grains.  Our total tons of distillers’ grains sold was relatively unchanged from period to period, only decreasing by approximately 500 tons during our three months ended July 31, 2016 compared to the same period of 2015 due to the mix of dried and wet distillers’ grains produced.

Management believes the decline in the selling price results primarily from the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended July 31, 2016, as well as weaker imports of domestic dried distillers’ grains by China, a significant buyer of domestic distillers’ grains. In January 2016, China opened anti-dumping and countervailing duty investigations into distillers’ grains produced in the U.S. which has had a negative impact on export demand. If China were to impose anti-dumping tariffs on U.S. imports, or if demand in the export market remains low, distillers’ grains prices could continue to weaken unless additional demand can be created from other foreign markets or domestically.

Since distillers’ grain are primarily used as an animal feed substitute for corn and soybean meal, the price of distillers’ grain is impacted by these competing products. During the three months ended July 31, 2016, distillers’ grains traded at discount compared to a comparable amount of corn. Management anticipates distillers’ grains will continue to trade at a significant discount compared to the price of corn due to anticipated strong corn supplies and relatively stable demand. However, domestic prices for distillers’ grains could decrease if end-users switch to lower priced alternatives reducing the domestic demand for distillers’ grains.

Corn Oil

Total revenues from sales of corn oil increased by approximately 79.1% for the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to an approximately 67.1% increase in pounds sold, coupled with an approximately 7.2%  increase in the average price per pound we received for our corn oil from period to period. The increase in pounds sold from period to period was due primarily to capital improvements to our corn oil extraction equipment during the latter part of fiscal year 2015, which allowed us to increase the amount of corn oil we can produce for the nine months ended July 31, 2016.  Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year.

Management attributes the increase in the corn oil prices we experienced in the three months ended July 31, 2016 due to increased biodiesel production brought on by the passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015). Management anticipates relatively stable corn oil prices going forward. However, corn oil demand due to biodiesel production may decrease if the biodiesel blenders' tax credit is not extended beyond December 2016, its scheduled expiration.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.7% for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 88.0% for the three months ended July 31, 2016, as compared to approximately 84.2% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn. Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the three months ended July 31, 2016 was approximately $1.47 per gallon of ethanol sold compared to approximately $1.37 per gallon of ethanol produced for the three months ended July 31, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2016:

	Three Months Ended July 31, 2016
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$19,136	71.8%
Natural gas costs	1,377	5.2%
All other components of costs of goods sold	6,122	23.0%
Total Cost of Goods Sold	$26,635	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2015:

	Three Months Ended July 31, 2015
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$19,994	78.6%
Natural gas costs	1,577	6.2%
All other components of costs of goods sold	3,865	15.2%
Total Cost of Goods Sold	$25,436	100.0%

Corn

Our cost of goods sold related to corn was approximately 4.3% less for the three months ended July 31, 2016 compared to the same period of 2015, due primarily to decrease of 2.6% in the number of bushels of corn processed coupled with an approximately 1.8%  decrease in the average price per bushel paid for corn from period to period. For the three months ended July 31, 2016 and 2015, we processed approximately 5.7 million and 5.8 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2016 was approximately 1.6%  less than the corn-ethanol price spread we experienced for same period of 2015.

The slight decrease in corn prices was primarily due to favorable weather conditions during the 2016 growing season. This lead to increased estimates for the 2016 corn crop harvest in the USDA’s July 2016 crop projections, which resulted in downward pressure on corn prices. If the 2016 corn crop is as large as is predicted, it may result in further reductions in market corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2016, we had forward corn purchase contracts for approximately 3.9 million bushels for various delivery periods through July 2017. Our corn derivative positions resulted in gains of approximately $1.4 million and $749,000 for the three months ended July 31, 2016 and 2015, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 12.7% for the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. This decrease in natural gas cost is primarily a result of decreased average prices for natural gas due to plentiful natural gas supply for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015. Management anticipates that natural gas prices will continue to hold steady, unless there are major supply disruptions due to production problems or catastrophic weather events, as natural gas production has replenished stock shortages from last year and is currently exceeding demand.

We had no gain or loss on natural gas derivative instruments during the three months ended July 31, 2016 and 2015.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended July 31, 2016, increased approximately 0.7% compared to the three months ended July 31, 2015.  Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2016 fiscal year.

Operating Income

Our income from operations for the three months ended July 31, 2016 was approximately $3.0 million compared to approximately $4.0 million for the same period 2015.  This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

We had net other expense of approximately $138,000 during the three months ended July 31, 2016 compared to net other expense of approximately $170,000 the three months ended July 31, 2015.  We had less other expense during the three months ended July 31, 2016 compared to the three months ended July 31, 2015 due to decreased interest expense because we had less borrowings under our credit facilities during the 2016 period.

Results of Operations for the Nine months Ended July 31, 2016 and 2015

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016 and 2015 (amounts in thousands).

	Nine Months Ended July 31, 2016		Nine Months Ended July 31, 2015
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$82,196	100.0%	$87,183	100.0%
Cost of Goods Sold	76,688	93.3%	77,907	89.4%
Gross Profit	5,508	6.7%	9,276	10.6%
Operating Expenses	2,367	2.9%	2,404	2.8%
Operating Income	3,141	3.8%	6,872	7.8%
Other Expense, net	(191)	(0.2)%	(289)	(0.3)%
Net Income	2,950	3.6%	6,583	7.5%
Less: Net Income Attributable to Noncontrolling Interest	(178)	(0.2)%	(162)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$2,772	3.4%	$6,421	7.3%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, represented approximately 98.6% of our total consolidated revenues for the nine months ended July 31, 2016 and 2015. Miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations) represented 1.4% of our consolidated revenues for the nine months ended July 31, 2016 and 2015, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$64,137	78.1%
Distillers' grains sales	13,427	16.3%
Corn oil sales	3,475	4.2%
Corn syrup sales	495	0.6%
Agrinatural revenues (net of intercompany eliminations)	662	0.8%
Total Revenues	$82,196	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Nine Months Ended July 31, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$66,989	76.9%
Distillers' grains sales	17,197	19.7%
Corn oil sales	1,920	2.2%
Corn syrup sales	366	0.4%
Agrinatural revenues (net of intercompany eliminations)	711	0.8%
Total Revenues	$87,184	100.0%

Our total consolidated revenues decreased by approximately 5.7% for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015 due primarily to decreases in the average prices received for our ethanol, distillers’ grains and corn oil, offset by increases in the total volume of ethanol and corn oil sold.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2016 and 2015:

	Nine Months Ended July 31, 2016		Nine Months Ended July 31, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	48,304	$1.33	45,504	$1.47
Distillers' grains (tons)	113	$118.46	117	$146.81
Corn oil (pounds)	13,488	$0.26	7,081	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 4.3% for the nine months ended July 31, 2016 compared to the same period of 2015 due primarily to an approximately 9.8% decline in the average price per gallon we received for our ethanol which was partially mitigated by approximately 6.2% increase in the volumes sold from period to period.

The increase in gallons of ethanol sold from period to period was primarily due to system pressure fluctuations we experienced during the three months ended January 31, 2015 which reduced our ethanol production and gallons sold during that period, which reduced our overall production for the nine months ended July 31, 2015.    Although these system pressure issues were addressed and we resumed normal plant operations during the three months ended January 31, 2015, the production issues during that period impacted the aggregate volume of ethanol sold for the nine months ended July 31, 2015. Additionally, our production was higher for the nine months ended July 31, 2016 as compared to the prior period, taking advantage of the additional permitted production capacity allowed under our amended air permit.

The decline in average market price for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015 is due primarily to increased U.S. domestic ethanol stocks and a decline in gasoline prices and crude oil values as well as lower corn prices. The reduction of the volume obligations set forth in the RFS by the EPA in November 2015 also had a negative effect on ethanol prices.

Our ethanol derivative instruments resulted in a loss of approximately $602,000 during the nine months ended July 31, 2016, which decreased our revenue. We had no gain or loss on ethanol derivative instruments during the nine months ended July 31, 2015.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 21.9% for the nine months ended July 31, 2016 compared to the same period of 2015 due to an approximately 19.3% decline in the average price per ton we received for our distillers’ grains from period to period. The effect of the decrease in average distillers’ grains price was compounded by a 3.2% decrease in the tons of distillers’ grains sold during the nine months ended July 31, 2016, as compared to the same period in 2015. This decrease in tons sold during the nine months ended July 31, 2016 compared to the same period of 2015 was due to increased production and sales of modified wet distillers’ grains during the nine months ended July 31, 2016, which decreased the amount of dried distillers’ grains produced and sold compared to the same period of 2015, which in turn, decreased the aggregate volumes of distillers’ grains produced and sold from period to period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 81.0% for the nine months ended July 31, 2016 compared to the nine months ended July 31, 2015 due to an approximately 90.5% increase in pounds sold, which was partially offset by an approximately 5.0% decline in the average price per pound we received for our corn oil from period to period. The increase in volume sold for the nine months ended July 31, 2016 compared to the same period of 2015 is attributable to increased production due to capital improvements to our corn oil extraction equipment in late fiscal 2015 which increased amount of corn oil we can produce, as well as improved oil yield during the nine months ended July 31, 2016.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 1.6% for the nine months ended July 31, 2016, as compared to the nine months ended July 31, 2015. However, as a percentage of revenues, our cost of goods sold increased to approximately 93.3% for the nine months ended July 31, 2016, as compared to approximately 89.4% for the same period in 2015 due to the narrowing of the margin between the price of ethanol and the price of corn.  The cost of goods sold per gallon of ethanol produced for the nine months ended July 31, 2016 was approximately $1.44 per gallon of ethanol sold compared to approximately $1.50 per gallon of ethanol produced for the nine months ended July 31, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$57,026	74.4%
Natural gas costs	4,007	5.2%
All other components of costs of goods sold	15,655	20.4%
Total Cost of Goods Sold	$76,688	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2015:

	Nine Months Ended July 31, 2015
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$59,208	76.0%
Natural gas costs	5,778	7.4%
All other components of costs of goods sold	12,921	16.6%
Total Cost of Goods Sold	$77,907	100.0%

Corn

Our cost of goods sold related to corn was approximately 3.7% less for the nine months ended July 31, 2016 compared to the same period of 2015, due primarily to an approximately 5.2% decrease in the average price per bushel paid for corn, which was offset by a 1.6% increase in the number of bushels of corn processed from period to period.  For the nine months ended July 31, 2016 and 2015, we processed approximately 16.6 million and 16.3 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2016, was approximately 2.0% less than the corn-ethanol price spread we experienced for same period of 2015. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market and the large projected corn crop anticipated for crop year 2016.

We had gains related to corn derivative instruments of approximately $1.5 million and $753,000 for the nine months ended July 31, 2016 and 2015, respectively, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Natural gas costs decreased 30.6% for the nine months ended July 31, 2016 as compared to the nine months ended July 31, 2015. The decrease in natural gas costs was primarily due lower natural gas prices and reduced usage of natural gas by our plants for drying distillers’ grains for the nine months ended July 31, 2016 as compared the same period of 2015.

Our natural gas derivative positions resulted in a gain of approximately $22,000 during the nine months ended July 31, 2016, which decreased our cost of goods sold. In comparison, we had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2015.

Operating Expenses

Operating expenses for the nine months ended July 31, 2016 decreased 1.5% compared to the nine months ended July 31, 2015.

Operating Income

Our income from operations for the nine months ended July 31, 2016, was approximately $3.1 million compared to approximately $6.9 million for the same period 2015. This 54.3% decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

Other expense, net consists primarily of interest expense due to interest payments on our credit facilities and miscellaneous income.  Interest expense decreased 3.6% for the nine months ended July 31, 2016 as compared to the nine months ended July 31, 2015, due to our increased borrowings on our credit facilities from period to period. Our miscellaneous income was $97,000 the nine months ended July 31, 2016 as compared to $9,000 for the nine months ended July 31, 2015.

Changes in Financial Condition at July 31, 2016

The following table highlights our financial condition at July 31, 2016 and October 31, 2015 (amounts in thousands):

	July 31, 2016	October 31, 2015
	(unaudited)
Current Assets	$12,450	$12,892
Total Assets	$64,651	$66,696
Current Liabilities	$5,465	$6,456
Long-Term Debt	$6,686	$6,712
Members' Equity attributable to Heron Lake BioEnergy, LLC	$51,322	$52,447
Non-Controlling Interest	$1,179	$1,082

Total assets decreased from approximately $66.7 million at October 31, 2015 to approximately $64.7 million at July 31, 2016.  This decrease is primarily due to a decrease in total current assets of approximately $440,000 and a decrease of $1.6 million in property and equipment at July 31, 2016 compared to October 31, 2015. The approximately 3.4% decrease in current assets is due primarily to a decrease in inventory of approximately $1.2 million at July 31, 2016 as compared to October 31, 2015. Inventory decreased as a result of having less corn and ethanol inventories on hand at July 31, 2016. Offsetting the decrease in inventory was increases of approximately $279,000 in accounts receivable, approximately $214,000 in the value commodity derivative instruments, approximately $63,000 in restricted cash related to cash we deposit in our margin account for our hedging transactions,  $154,000 in prepaid expenses at July 31, 2016 compared to October 31, 2015.

Current liabilities at July 31, 2016 decreased by approximately $991,000 compared to October 31, 2015. This decrease was primarily due to decreases of $347,000 in checks drawn in excess of bank balance and $1.5 million in accounts payable at July 31, 2016 compared to October 31, 2015. The decrease in accounts payable is due primarily to lower corn prices during the three month period ended July 31, 2016, which reduced the amount of our corn payable at July 31, 2016. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender. Partially offsetting the decrease in checks drawn in excess of bank balance and accounts payable was an increase of approximately $750,000 in our commodity derivative instruments at July 31, 2016 compared to October 31, 2015 due to declining corn prices.

Our long-term debt decreased approximately $26,000 at July 31, 2016 compared to October 31, 2015. The decrease is mostly due to payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County and partially offset an increase of the amount outstanding under our credit facilities with AgStar.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $1.1 million at July 31, 2016 compared to October 31, 2015. The decrease was related to the distribution to members of approximately $3.9 million  offset by net income attributable to Heron Lake BioEnergy, LLC of approximately $2.8 million for the nine months ended July 31, 2016.

Noncontrolling interest totaled approximately $1.2 million and $1.1 million at July 31, 2016 and October 31, 2015, respectively.  This is directly related to recognition of the 27.0% noncontrolling interest in Agrinatural at July 31, 2016 and October 31, 2015.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2016	2015
	(unaudited)	(unaudited)
Net cash provided by operating activities	$6,617	$9,629
Net cash used in investing activities	$(2,165)	$(5,759)
Net cash used in financing activities	$(4,365)	$(2,719)
Net increase in cash	$87	$1,151

Operating Cash Flows

During the nine months ended July 31, 2016, cash flows from operating activities decreased by approximately $3.0 million compared to the nine months ended July 31, 2015. This decrease from period to period resulted largely from an approximately $3.6 million decrease in our net income, offset by a net increase of approximately $622,000 of various working capital items.

Investing Cash Flows

During the nine months ended July 31, 2016, capital expenditures decreased 62.4% compared to the same period of 2015 due to fewer payments for capital expenditures for construction in progress. During the nine months ended July 31, 2016, we used cash for our RTO replacement project. During the nine months ended July 31, 2015, we used cash primarily to purchase a condenser and sieve beads to remediate system pressure fluctuations and upgrade corn oil separation equipment.

Financing Cash Flows

Cash used in financing activities totaled approximately $4.4 million for the nine months ended July 31, 2016. For the same period of 2015, we used approximately $2.7 million in cash for financing activities. During the nine months ended July 31, 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, payments of approximately $9.9 million on our long-term debt and approximately $347,000 in checks drawn in excess of bank balance, which were partially offset by approximately $9.8 million in proceeds from our long-term debt. During the nine months ended July 31, 2015, we used cash to make payments of approximately $9.4 million in distributions to our unit holders and payments of approximately $7.6 million on our long-term debt, offset by proceeds of approximately $11.6 million from our long-term debt.

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

Under the AgStar revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million annually effective March 1, 2015 and continuing each anniversary thereafter until maturity. As a result, the aggregate principal commitment under this facility at July 31, 2016 was $21.0 million. After accounting for amounts outstanding under this facility at July 31, 2016, the aggregate principal amount available to HLBE for additional borrowing was approximately $15.9 million. The outstanding balance on the HLBE revolving term loan totaled approximately $5.1 million at July 31, 2016.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 3.75% at July 31, 2016.

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

The credit facility with AgStar is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

the Company may not make loans or advances to Agrinatural, which exceed an aggregate principal amount of approximately $3.1 million without the consent of AgStar.  As of July 31, 2016, the Company has outstanding loans to Agrinatural in an aggregate principal amount of approximately $5.5 million. These loans were consented to by AgStar.

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

As of July 31, 2016, the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its AgStar credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the AgStar credit facility and we fail to obtain a waiver of any such term or covenant, AgStar could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgStar could also elect to proceed with a foreclosure action on our plant.

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

There was a total of approximately $1.8 million and $2.0 million in outstanding water revenue bonds at July 31, 2016 and October 31, 2015, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $88,000 and $144,000 at July 31, 2016, and October 31, 2015, respectively.

We also have a note payable to the minority owner of Agrinatural in the amount of $200,000 and $300,000 at July 31, 2016 and October 31, 2015, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.

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

The balance of this loan was approximately $2.6 million at July 31, 2016 and $2.8 million at October 31, 2015.

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

Under the terms of the Additional Allonge, the Company and Agrinatural agreed to decrease monthly principal payments required for the remainder of calendar 2016 (May to December) from approximately $42,000 per month to approximately $9,000 per month with the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and becoming a part of the balloon payment due at maturity.

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

The balance of this loan was approximately $2.9 million at July 31, 2016 and $3.2 million at October 31, 2015.

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

At July 31, 2016, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from July 31, 2016.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2016	July 31, 2016	Adverse Change	Change to Income
$5,323,000	3.78%	4.16%	$20,000

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers’ grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of July 31, 2016, we had price protection in place for approximately 18% of our anticipated corn needs and approximately 18% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the		Hypothetical Adverse
	next 12 months (net of forward and futures	Unit of	Change in Price as of	Annual Adverse
	contracts)	Measure	July 31, 2016	Change to Income
Ethanol	51,480,000	Gallons	10.0%	$6,667,000
Corn	17,125,000	Bushels	10.0%	$4,983,000
Natural Gas	1,620,000	MMBTU	10.0%	$587,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

10.1	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC.*+

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2016 and October 31, 2015; (ii) the Condensed Consolidated Statements of Operations or the three and nine months ended July 31, 2016 and July 31, 2015; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2016 and 2015; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

+Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2016	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 14, 2016	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer