Form 10-K
period 2016-10-31
Heron Lake BioEnergy, LLC
filed 2017-01-30
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒

As of April 30, 2016, the aggregate market value of the 31,836,387 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was approximately $9,551,000.  The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. In determining this value, the registrant has assumed that all of its directors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of April 30, 2016, all of the 15,000,000 Class B units were held by an affiliate of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 30, 2017, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report (October 31, 2016). This proxy statement is referred to in this report as the 2017 Proxy Statement

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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
•

Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the federal Renewable Fuels Standard (“RFS”) and resulting in a negative impact on ethanol prices and demand;

•	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;
•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•

Any effect on prices of distillers’ grains resulting from actions in international markets, particularly anti-dumping and countervailing duties investigations by the Chinese government into U.S. distillers’ grains exported to China;

•	Changes in our business strategy, capital improvements or development plans;
•	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant;
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

•	Any delays in shipping our products by rail and corresponding decreases in our sales or production as a result of shipping delay and ethanol storage constraints;
•	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

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

INDUSTRY AND MARKET DATA

Much of the information in this report regarding the ethanol industry, including government regulation relevant to the industry, the market for our products and competition is from information published by the Renewable Fuels Association (“RFA”), a national trade association for the U.S. ethanol industry, as well as other publicly available information from governmental agencies or publications. Although we believe these sources are reliable, we have not independently verified the information.

AVAILABLE INFORMATION

Our principal executive offices are located at 91246 390th Avenue, Heron Lake, Minnesota 56137, and our telephone number is 507-793-0077.  We make available free of charge on or through our Internet website, www.heronlakebioenergy.com, all of our reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The SEC also maintains an internet site (http://www.sec.gov) through which the public can access our reports.  We will provide electronic or paper copies of these documents free of charge upon request.

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

ITEM 1.    BUSINESS

Overview

We were organized as a Minnesota limited liability company on April 12, 2001 under the name “Generation II, LLC”.  In June 2004, we changed our name to Heron Lake BioEnergy, LLC.

In July 2013, Granite Falls Energy, LLC (“Granite Falls” or “GFE”) acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of January 30, 2017, GFE owns approximately 50.6% of our outstanding membership units.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

We operate a dry mill fuel-grade ethanol plant in Heron Lake, Minnesota.  Since beginning operation of our ethanol plant on September 21, 2007, our primary business has been the production and sale of ethanol and co-products, including dried distillers’ grains and since February 2012, non-edible corn oil. Our plant was originally constructed as a coal fired plant but was converted to natural gas in November 2011.

Our ethanol plant has a nameplate capacity of 50 million gallons per year.  On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to our air emission permit which increased our permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  We are currently operating above our stated nameplate capacity at an annual rate of approximately 64 million gallons and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

Several upscaling projects will be required to increase the plant’s current production capacity and take full advantage of the additional production allowed under our amended air permit. One such project includes replacing our existing regenerative thermal oxidizer (“RTO”), which was completed during our third fiscal quarter. The RTO replacement project was funded from current earnings from operations. With installation complete, management expects the new RTO will improve emissions control and allow us to continue to maintain regulatory compliance under our amended air permit.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

In fiscal years 2016, 2015, and 2014, we sold approximately 61.4 million, 59.3 million and 55.4 million gallons of ethanol, respectively.

Our wholly owned subsidiary, HLBE Pipeline Company, LLC, owns 73% of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to the Company’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota.  Rural Energy Solutions, LLC (“RES”) owns the remaining 27%  non-controlling interest in Agrinatural.

Reportable Operating Segments

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

•

Ethanol Production.   Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•

Natural Gas Pipeline. The Company has majority ownership in Agrinatural, through its wholly owned subsidiary, HLBE Pipeline, LLC, and operations of Agrinatural’s natural gas pipeline are aggregated into another financial reporting segment.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.5%, 2.4%, and 1.8% of our total consolidated revenues in the years ended October 31, 2016, 2015, and 2014, respectively.  After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 0.9%, 0.9%, and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2016, 2015, and 2014, respectively, and have little to no impact on the overall performance of the Company.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and natural gas transportation.  Refer to Note 15,  “Business Segments”, of the notes to audited consolidated financial statements for financial information about our financial reporting segments.

Financial Information

Please refer to “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for our consolidated financial statements and supplementary data.

Ethanol Production Segment

Revenues from our ethanol production segment have represented 99.1%, 99.1%, and 99.4% of our revenues in the years ended October 31, 2016, 2015, and 2014 respectively.

Principal Products

The principal products from our ethanol production are fuel-grade ethanol, distillers’ grains, non-edible corn oil and miscellaneous sales of distillers’ syrup, a by-product of the ethanol production process.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2016.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	78.6%	76.9%	79.7%
Distillers Grains	15.5%	19.4%	17.1%
Corn Oil	4.4%	2.4%	2.1%
Misc. Syrup Sales	0.6%	0.4%	0.5%

Ethanol

Ethanol is a type of alcohol produced in the U.S. principally from corn.  Ethanol is ethyl alcohol, a fuel component made primarily from corn in the U.S. but can also be produced from various other grains. Ethanol is primarily used as:

•	an octane enhancer in fuels;
•	an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;
•	a non-petroleum-based gasoline substitute; and
•	as a renewable fuel to displace consumption of imported oil.

Ethanol produced in the U.S. is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive.  Ethanol is most commonly sold as E10 (10% ethanol and 90% gasoline), which is the blend of ethanol approved by the U.S. Environmental Protection Agency (“EPA”) for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles.

Distillers’ Grains

The principal co-product of the ethanol production process is distillers’ grains, a high protein and high-energy animal feed ingredient primarily marketed to the dairy and beef industries.  Dry mill ethanol processing creates three primary forms of distillers’ grains: wet distillers’ grains, modified wet distillers’ grains, and dried distillers’ grains with solubles.  Most of the distillers’ grains that we sell are in the form of dried distillers’ grains and modified/wet distillers’ grains.  Modified/wet distillers’ grains are processed corn mash that has been dried to approximately 50% moisture and has a shelf life of approximately 7 days.  Modified/wet distillers’ grains are often sold to nearby markets.  Dried distillers’ grains with solubles are corn mash that has been dried to approximately 10% to 12% moisture.  It has an almost indefinite shelf life and may be sold and shipped to any market and fed to almost all types of livestock.

Corn Oil

We  also extract a portion of the crude corn oil contained in our distillers’ grains which we market separately from our distillers’ grains.  The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. Corn oil is used primarily as a biodiesel feedstock and as a supplement for animal feed.

Corn Syrup

We also occasionally sell excess corn syrup in liquid syrup form to livestock feeders.  The excess syrup results from a plant upset, or when the amount of syrup produced during the drying process exceeds our distillers’ grains’ dryer capacity. Corn syrup is used primarily as a feed additive to moisten dry feed stuffs such as hay.

Principal Product Markets

As described below in “Distribution of Principal Products”, we market and distribute all of our ethanol, distillers’ grains and corn oil through professional third party marketers. Our marketers make all decisions with regard to where our products are marketed and we have little control over the marketing decisions they make.

Our ethanol, distillers’ grains and corn oil are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. We expect our marketers to explore all markets for our products, including export markets. We believe that there is some potential for increased international sales of our products. Nevertheless, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products to continue to be marketed primarily domestically.

Ethanol Markets

The markets in which our ethanol is sold will depend primarily upon the efforts of Eco-Energy, Inc. (“Eco-Energy”), which buys and markets our ethanol. There are local, regional, national, and international markets for ethanol.  The principal markets for our ethanol are petroleum terminals in the continental U.S.  The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

We believe that local markets will be limited and must typically be evaluated on a case-by-case basis.  Although local markets may be the easiest to service, they may be oversold because of the number of ethanol producers near our plant, which may depress the price of ethanol in those markets.

Typically, a regional market is one that is outside of the local market, yet within the neighboring states.  Some regional markets include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, or that have implemented oxygenated gasoline programs, such as Chicago, St. Louis, Denver, and Minneapolis.  We consider our primary regional market to be large cities within a 450-mile radius of our ethanol plant.  In the national ethanol market, the highest demand by volume is primarily in the southern U.S. and the east and west coast regions.

We expect a majority of our ethanol to continue to be marketed and sold domestically. However, as domestic production of ethanol continues to expand, we anticipate increased international sales. Ethanol export demand tends to fluctuate due to the relative strength of the U.S. dollar compared to foreign currencies and monetary and political policies in other nations. As a result, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year. During our 2016 fiscal year, exports of ethanol produced in the U.S. increased with Canada as the leading importer, followed by Brazil, India, and the Philippines. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the U.S. during 2016.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. During our 2016 fiscal year, the largest importers of U.S. distillers’ grains were China, Mexico, South Korea, Vietnam and Canada.

Exports of distillers’ grains weakened towards the end of our fiscal year due to the strength of the U.S. dollar and weak economic conditions in China and Europe.  However, the largest impact on distillers’ grains exports resulted from the Chinese anti-dumping and countervailing duty investigation related to distillers’ grains imported into China from the U.S. China is the world’s largest buyer and importer of distillers’ grains, importing nearly all of its needs from U.S. exporters.  The investigation was commenced in response to claims made by Chinese producers that U.S. distillers’ grains were being sold at below normal prices, thereby damaging China’s domestic industry. On January 10, 2017, the Chinese Ministry of Commerce announced its final ruling imposing anti-dumping duties and anti-subsidy tariffs, which were significantly higher than the anti-dumping duties and anti-subsidy tariffs imposed in its preliminary rulings in September 2016. The final Chinese anti-dumping duties will range from 42.2% to 53.7%, up from the 33.8% duty imposed in its September 2016 preliminary ruling, and the final anti-subsidy tariffs imposed will range from 11.2% to 12%, up from 10% to 10.7% in the preliminary ruling. We cannot estimate the exact effect these final duties will have on the overall domestic distillers’ grains market.  However, market prices for U.S. distillers’ grains began to drop in September 2016 in response to the penalties imposed in the Chinese September 2016 preliminary ruling. Consequently, we expect further declines in distillers’ grains demand from Chinese buyers as they switch to alternative lower cost protein sources. Reduced export demand from China will likely put additional downward pressure on the domestic distillers’ grains market resulting in lower U.S. prices unless alternative export markets develop or domestic demand increases.

We also sell modified wet distillers’ grains, which typically have a shelf life of a maximum of 7 days.  This provides for a much smaller, more local market and makes the timing of its sale critical. Further, because of its moisture content, the modified wet distillers’ grains are heavier and more difficult to handle. The customer must be close enough to justify the additional handling and shipping costs. As a result, modified wet distillers’ grains are principally sold only to local feedlots and livestock operations.

Various factors affect the price of distillers’ grains, including, among others, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers’ grains in a particular feed market, and the supply and demand within the market.  Like other commodities, the price of distillers’ grains can fluctuate significantly.

Corn Oil Markets

Our corn oil is primarily sold to biodiesel manufacturers and, to a lesser extent, feed lot and poultry markets. We generally transport our corn oil by truck to users located primarily in the upper Midwest.

Distribution of Principal Products

Our ethanol plant is located in Heron Lake, Minnesota in Jackson County. We selected the plant site because of its accessibility to road and rail transportation and its proximity to grain supplies.  The ethanol plant has the facilities necessary to load ethanol and distillers’ grains onto trucks and rail cars.  It is served by the Union Pacific Railroad. Our site is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Chicago, Illinois; and Detroit, Michigan.

Ethanol Distribution

Eco-Energy is our ethanol marketer.  Pursuant to our marketing agreement with Eco-Energy, it has agreed to purchase and market the entire ethanol output of our ethanol plant.  Additionally, Eco-Energy arranges for the transportation of our ethanol.  We pay Eco-Energy a marketing fee per gallon of ethanol sold, as well as a fixed lease fee for rail cars leased from Eco-Energy.

Our agreement with Eco-Energy was set to expire on December 31, 2016. However, on July 22, 2016, we entered into an amendment of our agreement with Eco-Energy which provides for an extension of the term of the agreement through December 31, 2019, with automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of the term or the renewal term. Additionally, the amendment provides for certain negotiated changes to the marketing fee payable to Eco-Energy by us and the timing of payments by Eco-Energy to us for the ethanol Eco-Energy purchases from our plant. The changes to the marketing fee and timing of payments by Eco-Energy were negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

Distillers’ Grains Distribution

Gavilon Ingredients, LLC (“Gavilon”) serves as the distillers’ grains marketer for our plant pursuant to a distillers’ grains off-take agreement.  Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers’ grains produced at our ethanol plant.  We pay Gavilon a service fee for its services under this agreement. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.

Corn Oil Distribution

RPMG, Inc. markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement.  We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.

We independently market and sell the excess corn syrup occasionally produced from the distillation process at our plant to local livestock feeders.

Dependence on One or a Few Major Customers

As discussed above, we have exclusive ethanol marketing agreements with Eco-Energy. Additionally, we have agreements with Gavilon and RPMG to market all of the distillers’ grains and corn oil, respectively, produced at the plant. We rely on Eco-Energy, RPMG and Gavilon for the sale and distribution of all of our products, therefore, we are highly dependent on Eco-Energy, RPMG and Gavilon for the successful marketing of our products. Any loss of these companies as our marketing agents for our ethanol, distillers’ grains, or corn oil could have a negative impact on our revenues.

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

The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, yields, domestic and global stocks, weather, federal policy and foreign trade. With the volatility of the weather and commodity markets, we cannot predict the future price of corn. Historically, ethanol prices have tended to correlate with corn prices, wholesale gasoline prices, with demand for and the price of ethanol increasing as supplies of petroleum decreased or appeared to be threatened, crude oil prices increased and wholesale gasoline prices increased. However, the prices of both ethanol and corn do not always follow historical trends.

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices stayed low during fiscal year 2016, partially in response to lower corn and oil prices, and the large supply of corn and oil.  High U.S. ethanol production levels that outpaced strong domestic consumption and export demand also impacted ethanol prices during fiscal year 2016. The increase in ethanol production resulted from the domestic producers responding to the consistently low corn prices during fiscal year 2016. Additionally, management believes ethanol demand and prices were negatively impacted throughout our 2016 fiscal year by the EPA’s draft proposal to reduce the amount of renewable fuels which are required to be used in the United States pursuant to the RFS. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas.  Our ethanol plant also requires significant and uninterrupted amounts of electricity and water.  We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Procurement

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 74.4%, 74.1%, and 70.0% of our cost of sales for the years ended October 31, 2016, 2015, and 2014, respectively.  At our current production rate of approximately 64 million gallons of ethanol per year, we need to procure approximately 22 million bushels of corn per year for our dry mill ethanol process.  We believe our facility has sufficient corn storage capacity, with the capability to store approximately 8 days of corn supply.

We generally purchase corn through spot cash, fixed-price forward, basis only, and futures only contracts. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered.  These forward contracts are at fixed prices indexed to Chicago Board of Trade (“CBOT”) prices. Our corn requirements can be contracted in advance under fixed-price forward contracts or options. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. For delayed pricing contracts, producers will deliver corn to us, but the pricing for that corn and the related payment will occur at a later date. We may also purchase a portion of our corn on a spot basis. For our spot purchases, we post daily corn bids so that corn producers can sell to us on a spot basis.

Typically, we purchase our corn directly from grain elevators, farmers, and local dealers within approximately 80 miles of Heron Lake, Minnesota. We compete with ethanol producers in close proximity for the supplies of corn we will require to operate our plant.  There are 8 ethanol plants within an approximate 50 mile radius of our plant. The existence of other ethanol plants, particularly those in close proximity to our plant, increase the demand for corn and may result in higher costs for supplies of corn. We also compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users.

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were lower during our 2016 fiscal year as a result of several consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. If we experience a drought or other unfavorable weather condition during our 2017 fiscal year, the price we pay for corn and the availability of corn near our plant could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs.

Natural Gas Procurement

The primary source of energy in our manufacturing process is natural gas.  The cost of natural gas represented approximately 5.6%, 6.9%, and 11.4% of our cost of sales for the years ended October 31, 2016, 2015, and 2014, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plant at capacity during our 2017 fiscal year or beyond.  We have a facilities agreement with Northern Border Pipeline Company, which allows us to access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We also have entered into a firm natural gas transportation agreement with our majority owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for an initial term of 10 years, with two automatic renewal options for five years periods.  On July 1, 2014, we entered into an amendment of this agreement pursuant to which we agreed on an early exercise of one of the two automatic five-year term renewals thereby extending the term of the firm natural gas transportation agreement to October 31, 2021.

We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC.  We buy all of our natural gas from Constellation and this agreement runs until March 31, 2019.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, dried distillers’ grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Electricity

Our plant requires a continuous supply of electricity. We have an agreement in place to supply electricity to our plant. We do not anticipate any problems securing the electricity that we require to continue to operate our plant at capacity during our 2017 fiscal year or beyond.

Water

Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota. We do not anticipate any problems securing the water that we require to continue to operate our plant at capacity during our 2017 fiscal year or beyond.

Risk Management and Hedging

The profitability of our operations is highly dependent on the impact of market fluctuations associated with commodity prices.  We use various derivative instruments as part of an overall strategy to manage market risk and to reduce the risk that our ethanol production will become unprofitable when market prices among our principal commodities and products do not correlate.

In order to mitigate our commodity and product price risks, we enter into hedging transactions, including forward corn, ethanol, distillers’ grains and natural gas contracts, in an attempt to partially offset the effects of price volatility for corn and ethanol.  However, we are not always presented with an opportunity to lock in a favorable margin and our plant’s profitability may be negatively impacted during periods of high grain prices. We also enter into over-the-counter and exchange-traded futures, swaps and option contracts for corn, ethanol and distillers’ grains, designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations.

Although we believe that our hedging strategies can reduce the risk of price fluctuations, the financial statement impact of these activities depends upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved.  Our hedging activities could cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn and ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

Hedging arrangements expose us to the risk of financial loss in situations where the counterparty to the hedging contract defaults or, in the case of exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold.  There are also situations where the hedging transactions themselves may result in losses, as when a position is purchased in a declining market or a position is sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol and distillers’ grains.

We have established a risk management committee which assists the board and our risk management manager to, among other things, establish appropriate policies and strategies for hedging and enterprise risk. We continually monitor and manage our commodity risk exposure and our hedging transactions as part of our overall risk management policy.  As a result, we may vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions.  Our ability to hedge is always subject to our liquidity and available capital.

Process Improvement

We are continually working to develop new methods of operating the ethanol plant more efficiently.  We continue to conduct process improvement activities in order to realize these efficiency improvements.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant.

Competition

Ethanol Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the RFA, as of December 1, 2016, there are approximately 213 biorefineries with a total nameplate capacity of approximately 15.8 billion gallons of ethanol per year, with an additional 237 million gallons of production under construction.  However, the RFA estimates that approximately 3% of the ethanol production capacity in the U.S. was not operating as of December 1, 2016.

The largest ethanol producers include: Abengoa Bioenergy Corp.; Archer Daniels Midland Company; Flint Hills Resources, LP; Green Plains, Inc.; POET, LLC and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. These producers and other large producers are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we could not achieve with one ethanol plant. This could put us at a competitive disadvantage to other ethanol producers.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,629
Green Plains, Inc.	1,461
Valero Renewable Fuels	1,400
Flint Hills Resources LP	820
Updated: December 1, 2016, Renewable Fuels Association

Larger ethanol producers may have an advantage over us from economies of scale and stronger negotiating positions with purchasers.  Large producers own multiple ethanol plants and may have flexibility to run certain facilities while shutting or slowing down production at their other facilities. This added flexibility may allow these producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Some large producers own ethanol plants in geographically diverse areas of the U.S. and as result, may be able to more effectively spread the risk they encounter related to feedstock prices. Some of our competitors are owned subsidiaries of larger oil companies, such as Valero Renewable Fuels and Flint Hills Resources. Because their parent oil companies are required to blend a certain amount of ethanol each year, these competitors may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, as of December 1, 2016, Minnesota  is one of the top producers of ethanol in the U.S. with 21 ethanol plants producing an aggregate of approximately 1.5 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

Eco-Energy markets out ethanol primarily on a regional and national basis.  We compete with other ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

In addition to intense competition with domestic producers of ethanol, we have faced increased competition from ethanol produced in foreign countries. Depending on feedstock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the U.S. Ethanol imports have been lower in recent years and ethanol exports have been higher. However, if demand for imported ethanol were to increase again, demand for domestic ethanol may be reduced, which could lead to lower domestic prices and lower operating margins. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Many international suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than U.S. based ethanol producers including us. Many of these international suppliers are companies with much greater resources than us with greater production capacities.

Competition from Alternative Fuels and Other Fuel Additives

Alternative fuels and alternative ethanol production methods are continually under development. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is found in wood chips, corn stalks and rice straw, amongst other common plants. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. Additionally, a few companies have begun construction or completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

In addition to competing with ethanol producers, we also compete with producers of other gasoline oxygenates.  Many gasoline oxygenates are produced by other companies, including oil companies.  The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. Historically, as a gasoline oxygenate, ethanol primarily competed with two gasoline oxygenates, both of which are ether-based: MTBE (methyl tertiary butyl ether) and ETBE (ethyl tertiary butyl ether).  While ethanol has displaced these two gasoline oxygenates, the development of ethers intended for use as oxygenates is continuing and we will compete with producers of any future ethers used as oxygenates.

A number of automotive, industrial and power generation manufacturers are developing alternative fuels and clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, there has been increased focus on developing these recharging stations to make electric car technology more feasible and widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers’ Grains Competition

The amount of distillers’ grains produced annually in North America has increased significantly as the number of ethanol plants increased.  We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant.  These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In recent years the U.S. ethanol industry has increased exports of distillers’ grains which management believes has positively impacted demand and prices for distillers’ grains in the U.S. However, with the recent imposition of Chinese import duties on U.S. distillers’ grains,  distillers’ grains exports have been negatively impacted, increasing the domestic supply of distillers’ grains. Increased domestic supply has had a corresponding negative impact on distillers’ grains prices and has decreased the price of distillers’ grains as compared to a comparable volume of corn. In the event these distillers’ grains exports continue to decrease, it could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

Government Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the “RFS”). The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.

Under the RFS, the EPA is supposed to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers which is called the renewable volume obligations (“RVOs”). The EPA has the authority to waive the mandates in whole or in part if one of two conditions is met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement severely harms the economy or environment of a state, region or the U.S.

The RFS statutory RVO for corn-based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016 and each year thereafter through 2022. However, in the Environmental Protection Agency’s (“EPA”) November 2015 final rule, the RFS RVOs for corn-based ethanol for 2014, 2015 and 2016 were reduced from the statutorily mandated levels.  On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol, a moderate increase over the 2016 volume but still below the statutory level.  On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

					Maximum Amount of Corn-based
		Total Renewable Fuel	Cellulosic Ethanol	Advanced	Ethanol That Can Be Used to
Year	RVO Source	RVO	Minimum Requirement	Biofuel	Satisfy Total Renewable Fuel RVO
2016	RFS Statute	22.25	4.25	7.25	15.00
	EPA Final Rule	18.11	0.23	3.61	14.50
2017	RFS Statute	24.00	5.50	9.00	15.00
	EPA Final Rule	19.28	0.31	4.28	15.00
2018	RFS Statute	26.00	7.00	11.00	15.00
2019	RFS Statute	28.00	8.50	13.00	15.00
2020	RFS Statute	30.00	10.50	15.00	15.00
2021	RFS Statute	33.00	13.50	18.00	15.00
2022	RFS Statute	36.00	16.00	21.00	15.00

Current ethanol production capacity exceeds the EPA’s  2016 and 2017 RVO standard which can be satisfied by corn based ethanol.  Beyond the federal mandates, there are limited markets for ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

Many in the ethanol industry believe that it will be difficult to meet the RFS RVOs in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the U.S. is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the U.S. is approximately 140 billion gallons per year. Assuming that all gasoline in the U.S. is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the U.S. and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use vehicles model year 2001 and newer. However, wide spread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the U.S.

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

In connection with the RTO replacement project, we have filed an application for a major amendment of our air emissions permit with the Minnesota Pollution Control Agency (“MPCA”) to allow for the replacement under our current permit. However, on April 27, 2016, we entered into a compliance agreement with the MPCA which allowed us to proceed with replacement of our RTO prior to receiving approval of our major amendment application due to backlog in the permit approval process.  The compliance agreement requires that we operate the new RTO in compliance with our existing air emissions permit and complete certain green initiatives at the facility, including constructing a butterfly and bee garden at the plant site, installing LED lighting throughout the facility, and installing variable frequency drives on our evaporator pumps.  As of the end of our 2016 fiscal year, we had completed construction of the butterfly and bee garden, installation of LED lighting throughout the facility and installation of the variable frequency drives.

For the fiscal year ended October 31, 2016, we incurred costs and expenses of approximately $337,000 complying with environmental laws, including the cost of pursuing permit amendments.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

The RFS was revised by the EPA in July 2010 to adopt rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. This approach establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. As adopted by the EPA, the revised regulations provide that corn-based ethanol plants utilizing corn starch that commenced construction prior to December 2007 were grandfathered in and do meet the definition of a renewable fuel under the RFS program. However, the grandfathered production was limited to such plants then-permitted production capacity. As a result, our plant was grandfathered at its then permitted capacity and allowed to generate Renewable Identification Numbers (“RINs”) for 59.2 million gallons per year for compliance with the RFS.

However, to generate RINs that qualify for compliance with the RFS program for any increased production above the grandfathered gallons, our plant must meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement to produce ethanol eligible for the RFS mandate. In September 2014, the EPA announced a new expedited petition process, referred to as the “efficient producer” petition, for existing corn starch and grain sorghum ethanol producers to gain pathway approval and qualify to generate RINs for production volumes above those grandfathered under the RFS. On January 13, 2015, we submitted an efficient producer petition to the EPA which was approved by the EPA on March 12, 2015.  In the approval determination, the EPA’s analysis indicated that we achieved at least a 20.1% reduction in GHG emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions.

Pursuant to the award approval, we are only authorized to generate RINs for our plant’s non-grandfathered volumes if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date of the EPA efficient producer pathway approval) meets the 20% GHG reduction requirement. To make this demonstration, we must comply with the compliance plan we developed and keep certain records as specified in the EPA’s approval.  Additionally, we must register with the EPA as a renewable fuel producer for the non-grandfathered volumes.  Although we believe we will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement, there is no guarantee that we will do so.  If we do not maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at our plant.  As a result, we may be forced to rely on export sales for these non-grandfathered volumes of ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

The California Air Resources Board, or CARB, has adopted a Low Carbon Fuel Standard, or LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020.  After a series of rulings that temporarily prevented CARB from enforcing these regulations, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the U.S. Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

In February 2013, an anti-dumping tariff was imposed as a regulation by the Council of the European Union ethanol produced in the U.S. and exported to Europe. The Company does not export any ethanol to Europe at this time. However, continuation of this duty or imposition of tariffs by other countries or regions could reduce U.S. exports to Europe, and possibly other export markets. A reduction of exports to Europe could have an adverse effect on domestic ethanol prices, as the available supply of ethanol for the domestic market would increase.

Employees

We compete with ethanol producers in close proximity of our facility for the personnel required to operate our plant.  The existence and development of other ethanol plants will increase competition for qualified managers, engineers, operators and other personnel.  We also compete for personnel with businesses other than ethanol producers and with businesses located outside the community of Heron Lake, Minnesota.

As of the date of this report, we have 41 full time employees, of which 7 employees are involved primarily in management and administration and the remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

We  have entered into a management services agreement with Granite Falls Energy.  Pursuant to the management services agreement, GFE provides its own provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as part-time officers and managers of the Company.  Each person providing management services to the Company under the management services agreement is subject to oversight by our board of governors.  However, the chief executive officer is solely responsible for hiring and firing persons providing management services under the management services agreement.

The initial term of the management services agreement expired on July 30, 2016.  However, the management services agreement automatically renewed for an additional one-year term and will continue to automatically renew for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the management services agreement.  Under the terms of the management services agreement, the Company pays GFE 50% of the estimated total salary, bonuses and other expenses and costs (including all benefits and tax contributions) incurred by GFE for the three management positions on a monthly basis with a “true-up” following the close of GFE’s fiscal year.

Natural Gas Pipeline Segment

Through our wholly owned subsidiary, HLBE Pipeline Company, LLC, we indirectly own 73% of Agrinatural Gas, LLC, a Delaware limited liability company.  RES owns the remaining 27%  non-controlling interest in Agrinatural.  RES is owned by Swan Engineering, Inc. (“SEI”) and an unrelated third party.  SEI provides project management and management and operating services to Agrinatural as described below.

Agrinatural is governed by a 7 member board of managers.  Under Agrinatural’s operating agreement, we have the right to appoint 4 of the 7 managers and RES has the right to appoint 3 managers.

Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural’s natural gas pipeline originates from an interconnection with the natural gas transmission pipeline of Northern Border Pipeline Company approximately seven miles southwest of Jeffers, Minnesota in Cottonwood County. Agrinatural currently owns and operates approximately 187 miles of pipeline, including 164 miles of distribution mains and 23 miles of service lines. The Agrinatural pipeline was initially installed in 2011 to serve the Company.  Since the initial installation of the pipeline, Agrinatural has added several other commercial, agricultural and residential customers in the communities and surrounding areas of Heron Lake, Jeffers, Delft, Dundee, Storden, and Okabena, Minnesota.  As of October 31, 2016, Agrinatural has approximately 918 customers.

On March 27, 2015, Agrinatural terminated its prior management and operating agreement with SEI and executed a new management and operating agreement with SEI.  Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business.  In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  Under the previous management and operating agreement with SEI, Agrinatural paid SEI a  monthly fee of $6,000.  The new management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI, replacing the prior project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. The new project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

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

The Company has entered into two intercompany credit facilities with Agrinatural, the July 2014 credit facility (the “Original Credit Facility”) and the March 2015 credit facility (the “Additional Credit Facility”). Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.

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

Details of the Agrinatural credit facilities are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

Assets from our natural gas pipeline segment have represented 19.9%, 19.5%, and 18.6% of our consolidated total assets in the years ended October 31, 2016, 2015, and 2014, respectively.  Agrinatural’s assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.

Agrinatural’s revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural.  Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.5%, 2.4%, and 1.8% of our total consolidated revenues in the years ended October 31, 2016, 2015, and 2014, respectively.  After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural’s revenues represented 0.9%, 0.9%, and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2016, 2015, and 2014, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S., including those of Agrinatural, our majority owned subsidiary.  All of the products sold to our customers for the fiscal years ended October 31, 2016, 2015, and 2014 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.

For the principal products of our ethanol production segment, we have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the U.S.  However, we anticipate that our products will primarily be sold in the U.S.

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

Risks Relating to Our Ethanol Production Operations

Because we are primarily dependent upon one product of our ethanol production segment, our business is not significantly diversified, and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

Our success depends on our ability to efficiently produce and sell ethanol, and, to a lesser extent, distillers’ grains and corn oil.  Although we operate a natural gas pipeline through our majority owned subsidiary, it does not produce significant revenue to rely upon if we are unable to produce and sell ethanol, distillers’ grains and corn oil, or if the market for those products decline. Our lack of diversification means that we may not be able to adapt to changing market conditions, changes in regulation, increased competition or any significant decline in the ethanol industry.

Our profitability depends upon purchasing corn at lower prices and selling ethanol at higher prices and because the difference between ethanol and corn prices can vary significantly, our financial results may also fluctuate significantly.

The results of our ethanol production business are highly impacted by commodity prices.  The substantial majority of our revenues are derived from the sale of ethanol. Our gross profit relating to the sale of ethanol is principally dependent on the difference between the price we receive for the ethanol we produce and the cost of corn and natural gas that we must purchase.  Changes in the prices and supplies of corn and natural gas are subject to and determined by market forces over which we have no control, such as weather, domestic and global demand, shortages, export prices, and various governmental policies in the U.S. and around the world. As a result of price volatility for these commodities, our operating results may fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers’ grains and corn oil prices may make it unprofitable to operate our plant. No assurance can be given that we will be able to purchase corn and natural gas at, or near, current prices and that we will be able to sell ethanol, distillers’ grains and corn oil at, or near, current prices. Consequently, our results of operations and financial position may be adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol, distillers’ grains and corn oil.

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

Ethanol has historically traded at a discount to gasoline.  When ethanol trades at a discount to gasoline it encourages discretionary blending, thereby increasing the demand for ethanol beyond required blending rates. Conversely, when ethanol trades at a premium to gasoline, there is a disincentive for discretionary blending and ethanol demand is negatively impacted.  With the recent decline in oil and gas prices, ethanol is currently trading at an approximately equivalent price to gasoline resulting in a disincentive for discretionary blending of ethanol beyond the required blend rate.  Consequently, ethanol demand has reduced and ethanol prices have been negatively impacted. If the current trend continues for a significant period of time, it could hurt our ability to manage our profit margin, which could result in a material adverse effect on our business, results of operations and financial condition.

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

We anticipate the price of ethanol will continue to be volatile in fiscal year 2017 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. The U.S. benefited from additional exports of ethanol during our 2016 fiscal year.  Management believes these additional exports of ethanol were due to lower market ethanol prices in the U.S. and increased global demand for ethanol. However, these ethanol exports may not continue to occur during our 2017 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production, lower worldwide demand or lower gasoline demand, it could negatively impact the price of ethanol and distillers’ grains which could hurt our ability to profitably operate the ethanol plant.

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

Historically, sales prices for distillers’ grains have been correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers’ grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

The prices of ethanol and distillers’ grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers’ grains originating in the U.S. and negatively affect our profitability.

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2016 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the U.S. and increased global demand for ethanol.  However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

In 2013, the European Union imposed a tariff on ethanol which is produced in the U.S. and exported to Europe as a result of its anti-dumping investigation. While U.S. producers continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of U.S. ethanol could reduce their imports which could negatively impact ethanol prices in the U.S. and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

China, the largest buyer of distillers’ grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers’ grains due to the presence of a genetically modified trait was not approved by China for import. As a result, Chinese imports of distillers’ grains for the second half of 2014 were halted and a drop in distillers’ grains prices followed. Following the resolution of these issues in December 2014, a new registration requirement for Chinese importers of distillers’ grains began on September 1, 2015.

If  U.S. producers can not satisfy import requirements imposed by countries importing distillers’ grains, export demand could be significantly reduced as a result. If export demand of distillers’ grains is significantly reduced as a result, the price of distillers’ grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

Distillers’ grains demand and prices may be negatively impacted by the Chinese anti-dumping investigation and imposition of duties.

Historically, China was the world's largest buyer of distillers’ grains produced in the United States. In January 2016, China’s Ministry of Commerce initiated an anti-dumping investigation into U.S. produced dried distillers’ grains exported to China. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% in response to this investigation and an anti-subsidy tariff on September 30, 2016 of approximately 10%. Further, on January 10, 2017, the Chinese Ministry of Commerce announced its final penalties, which were significantly higher than those imposed in the preliminary ruling, with the final anti-dumping duties range from 42.2% to 53.7%, and the final anti-subsidy tariff will range from 11.2% to 12%. We cannot estimate the exact effect these final duties will have on the overall domestic distillers’ grains market.  However, market prices for U.S. distillers’ grains began to drop in September 2016 in response to the penalties imposed in the Chinese September 2016 preliminary ruling. Consequently, we expect further declines in distillers’ grains demand from Chinese buyers as they switch to alternative lower cost protein sources. While we expect China to continue to import some distillers’ grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers’ grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

We face intense competition that may result in reductions in the price we receive for our ethanol, increases in the prices we pay for our corn, or lower gross profits.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

Additionally, smaller competitors, such as farmer-owned cooperatives and independent companies owned by farmers and investors, have business advantages, such as the ability to more favorably procure corn by operating smaller plants that may not affect the local price of corn as much as a larger-scale plant like ours or requiring their farmer-owners to sell them corn as a requirement of ownership. Because Minnesota is one of the top producers of ethanol in the U.S., we face increased competition because of the location of our ethanol plants. Competing ethanol producers may introduce competitive pricing pressures that may adversely affect our sales levels and margins or our ability to procure corn at favorable prices. As a result, we cannot assure you that we will be able to compete successfully with existing or new competitors.

Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have begun to penetrate the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, such as Valero Renewable Fuels and Flint Hills Resources which are subsidiaries of larger oil companies, there may be a decrease in the demand for ethanol from smaller independent ethanol producers like us which could result in an adverse effect on our operations, cash flows and financial condition.

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

We engage in hedging transactions which involve risks that could harm our business.

We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices, as well as low ethanol prices.

Operational difficulties at our plant could negatively impact our sales volumes and could cause us to incur substantial losses.

We have experienced operational difficulties at our plant in the past that have resulted in scheduled and unscheduled downtime or reductions in the number of gallons of ethanol we produce. Some of the difficulties we have experienced relate to production problems, repairs required to our plant equipment and equipment maintenance, the installation of new equipment and related testing, and our efforts to improve and test our air emissions. Our revenues are driven in large part by the number of gallons of ethanol and the number of tons of distillers’ grains we produce. If our ethanol plant does not efficiently produce our products in high volumes, our business, results of operations, and financial condition may be materially adversely affected.

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

There has been an increase in rail traffic congestion throughout the U.S. primarily due to the increase in cargo trains carrying shale oil. From time to time, periodic high demand and unusually adverse weather conditions may cause rail congestion resulting in rail delays and rail logistical problems. Although we have not been materially affected by prior rail congestion period, future periods of congestion may affect our ability to operate our plant at full capacity due to ethanol storage capacity constraints, which in turn could have a negative effect on our financial performance.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.

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

Ethanol production methods are continually advancing. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn.

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

Our sales will decline, and our business will be materially harmed if our third party marketers do not effectively market or sell the ethanol, distillers’ grains and corn oil we produce or if there is a significant reduction or delay in orders from our marketers.

We have entered into agreements with third parties to market our supply of ethanol, distillers’ grains and corn oil. Our marketers are independent businesses that we do not control. We cannot be certain that our marketers will market or sell our ethanol, distillers’ grains and corn oil effectively. Our agreements with our marketers do not contain requirements that a certain percentage of sales are of our products, nor do the agreements restrict the marketer’s ability to choose alternative sources for ethanol, distillers’ grains or corn oil.

Our success in achieving revenue from the sale of ethanol, distillers’ grains and corn oil will depend upon the continued viability and financial stability of our marketers. Our marketers may choose to devote their efforts to other producers or reduce or fail to devote the necessary resources to provide effective sales and marketing support of our products. We believe that our financial success will continue to depend in large part upon the success of our marketers in operating their businesses.

If our marketers breach their contracts or do not have the ability, for financial or other reasons, to market all of the ethanol we produce or to market the co-products produced at our plant, we may not have any readily available alternative means to sell our products. Our lack of a sales force and reliance on these third parties to sell and market most of our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and co-products may result in lower revenues and reduced profitability.

We are exposed to credit risk resulting from non-payment by significant customers.

We have a concentration of credit risk because we sell our primary product, ethanol, and its primary co-product, distillers’ grains to two customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 94%, 97% and 96% of revenue for the years ended October 31, 2016, 2015, and 2014, respectively and approximately 95% and 97% of the outstanding accounts receivable balance at October 31, 2016 and 2015, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

Risks Related to Regulation and Government Action

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

In connection with the RTO replacement project, we have filed an application for a major amendment of our air emissions permit with the MPCA to allow for the replacement under our current permit. However, due to backlog in the permit approval process, on April 27, 2016, we entered into a compliance agreement with the MPCA. Under the compliance agreement, the MPCA allowed us to proceed with replacement of our RTO prior to receiving approval of our major amendment application provided we operate the new RTO in compliance with our existing air emissions permit and completion of certain green initiatives at the facility, which we completed before the end our 2016 fiscal year.

Although we don’t anticipate significant changes to our air permit, the MPCA’s approval of our major amendment application could impose additional compliance requirements on us. Additionally, environmental laws and regulations are subject to substantial change. We cannot predict what material impact, if any, these changes in laws or regulations might have on our business. The MPCA’s approval of our amendment, as well as future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could require additional capital expenditures, increase our operating costs or otherwise adversely affect our business. These changes may also relax requirements that could prove beneficial to our competitors and thus adversely affect our business. Further, regulations of the EPA and the MPCA depend heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect our business, financial condition and results of operations. Failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Because federal and state regulation heavily influence the supply of and demand for ethanol, changes in government regulation that adversely affect demand or supply will have a material adverse effect on our business.

Various federal and state laws, regulations and programs impact the supply of and demand for ethanol.  We believe the most important of these is the RFS, which sets minimum national volume standards for use of cellulosic, biomass-based diesel and total advanced renewable fuels.  The RFS helps support a market for ethanol that might disappear without this incentive. In the case of the RFS, while it creates a demand for ethanol, the existence of specific categories of renewable fuels also creates a demand for these types of renewable fuels and will likely provide an incentive for companies to further develop these products to capitalize on that demand. In these circumstances, the RFS may also reduce demand for ethanol in favor of the renewable fuels for which specific categories exist.

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter.  On November 23, 2016, the EPA announced final RVO requirements for the RFS for calendar year 2017. The corn-based biofuel requirement of 15.0 billion gallons is an increase from the 14.8 billion gallons in the rule proposed in May 2016. This final rule achieves the statutory requirement level as originally set by Congress when the RFS was enacted. However, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand. Moreover, current ethanol production capacity exceeds the 2017 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

California passed a Low Carbon Fuels Standard (“LCFS”) which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

In 2015, our plant was awarded “efficient producer” status under the pathway petition program for the non-grandfathered volumes of ethanol produced at our plant. Pursuant to the award approval, we are only authorized to generate RINs for our non-grandfathered volume if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date EPA efficient producer pathway approval) meets the 20% GHG reduction requirement.

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

We expect that nearly all of the anticipated demand for our ethanol production will be by customers obligated to comply with the RFS. The EPA’s approval of our efficient producer petitions requires that the plant demonstrates continuous compliance with the 20% reduction in GHG emissions for all volumes of ethanol produced, not just non-grandfathered volumes of ethanol. If we cannot show continuous compliance with the requirement for all volumes of ethanol, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced. If our ethanol production does not meet the requirements for RIN generation as administered by the EPA, we may be required to sell those gallons of ethanol without RINs at lower prices in the domestic market to compensate for the lack of RINs or sell these gallons of ethanol in the export market where RINs are not required, which could adversely affect our results of operations, cash flows and financial condition.

Risks Related to Agrinatural and Natural Gas Pipeline Operations

The expansion of Agrinatural’s existing assets and construction of new assets is subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition, and require additional capital contributions or loans from us.

One of the ways Agrinatural intends to grow its business is through the expansion of its existing assets and construction of new energy infrastructure assets. The construction of additions or modifications to Agrinatural’s existing pipelines, and the construction of other new energy infrastructure assets, involve numerous regulatory, environmental, political and legal uncertainties beyond Agrinatural’s control and may require the expenditure of significant capital.  Therefore, as the majority-owner of Agrinatural, we may be required to make additional capital contributions, loans and/or guaranty loans to Agrinatural in order to fund such expansion projects.  If Agrinatural undertakes these projects they may not be completed on schedule, at the budgeted cost or at all. Moreover, Agrinatural’s revenues may not increase immediately upon the expenditure of funds on a particular project. For instance, if it expands or adds a new pipeline, the construction may occur over an extended period of time, and we will not receive any material increases in revenues until the project is completed. Agrinatural may also construct facilities to capture anticipated future growth in production or demand, which may not materialize or where contracts are later canceled. As a result, new pipelines may not be able to attract enough throughput volume to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new pipelines may also require Agrinatural to obtain new rights-of-way, and it may become more expensive for Agrinatural to obtain these new rights-of-way or to renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, Agrinatural’s cash flows could be adversely affected.

Transporting natural gas involves inherent risks that could cause Agrinatural, and therefore the Company as its majority owner, to incur significant financial losses.

There are inherent hazards and operation risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to Agrinatural. The location of pipelines near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against us. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect Agrinatural’s earnings and cash flow.

Volatility in the price of natural gas could result in customers switching to alternative energy sources which could reduce Agrinatural’s revenues, earnings and cash flow.

The market price of alternative energy sources such as coal, electricity, propane, oil and steam is a competitive factor affecting the demand for Agrinatural’s gas distribution services. Its customers may have or may acquire the capacity to use one or more of the alternative energy sources if the price of natural gas and Agrinatural’s distribution services increase significantly. Natural gas has typically been less expensive than these alternative energy sources. However, if natural gas prices increase significantly, some of these alternative energy sources may become more economical or more attractive than natural gas, which could reduce our earnings and cash flow.

Agrinatural’s natural gas pipeline operations are subject to significant governmental and private sector regulations.

Agrinatural’s natural gas pipeline operations are subject to government regulation, including the Federal Energy Regulatory Commission and Minnesota Office of Pipeline Safety, compliance with which can impose significant costs on Agrinatural’s natural gas distribution business. Failure to comply with such regulations can result in additional costs, fines or criminal action.

Risks Related to the Units

Granite Falls Energy owns a large percentage of our units, which may allow it to control or heavily influence matters requiring member approval, and has additional board rights under our member control agreement.

As of January 30, 2017, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.6% of our outstanding units.  As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

Our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. Therefore, as of January 30, 2017, Granite Falls Energy has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Granite Falls Energy can significantly influence the outcome of any actions taken by our board of governors and our business.

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

There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future.  We have established a Unit Trading Bulletin Board through FNC Ag Stock, LLC, in order to facilitate trading among our members.  The Unit Trading Bulletin Board is a private online matching service that has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws.  The Unit Trading Bulletin Board does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached.  There are detailed timelines that must be followed under the Unit Trading Bulletin Board Rules and Procedures with respect to offers and sales of membership units. All transactions must comply with the Unit Trading Bulletin Board Rules, our member control agreement, and are subject to approval by our board of governors.  As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members’ investment in the units or may otherwise be unattractive to the member.

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

The tax treatment of limited liability companies and the rules regarding partnership allocations are complex. We will file a partnership income tax return and will furnish each unit holder with a Schedule K-1 that sets forth our determination of that unit holder’s allocable share of income, gains, losses and deductions. In addition to U.S. federal income taxes, unit holders will likely be subject to other taxes, such as state and local taxes, that are imposed by various jurisdictions. It is the responsibility of each unit holder to file all applicable federal, state and local tax returns and pay all applicable taxes. You may wish to engage a tax professional to assist you in preparing your tax returns and this could be costly to you.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We own approximately 216 acres of land located near Heron Lake, Minnesota on which we have constructed and operate our ethanol plant, which also includes corn, ethanol, distillers’ grains and corn oil storage and handling facilities.  Located on these 216 acres is an approximately 7,320 square foot building that serves as our headquarters.  Our address is 91246 390th Avenue, Heron Lake, Minnesota 56137-3175.

All of our real property is subject to mortgages in favor of AgStar as security for loan obligations.

Our majority owned subsidiary, Agrinatural, property consists of 187 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.  Agrinatural’s  assets have represented 19.96%, 19.5%, and 18.6% of our consolidated total assets for the years ended October 31, 2016, 2015, and 2014, respectively.  All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

Our and Agrinatural’s credit facilities are discussed in more detail under “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, Heron Lake BioEnergy, LLC may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our Class A or Class B units.

However, we have established an online unit trading bulletin board (“QMS”) through FNC Ag Stock, LLC, in order to facilitate trading in our units. The QMS has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Our QMS consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The QMS does not automatically affect matches between potential sellers and buyers and it is the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. We do not become involved in any purchase or sale negotiations arising from our QMS and have no role in effecting the transactions beyond approval, as required under our member control agreement, and the issuance of new certificates. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the QMS. We do not receive any compensation for creating or maintaining the QMS. In advertising our QMS, we do not characterize Heron Lake BioEnergy, LLC as being a broker or dealer or an exchange. We do not use the QMS to offer to buy or sell securities other than in compliance with securities laws, including any applicable registration requirements.

There are detailed timelines that must be followed under the QMS rules and procedures with respect to offers and sales of membership units. All transactions must comply with the QMS rules and procedures, our member control agreement, and are subject to approval by our board of governors.

So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

The following table contains historical information by fiscal quarter for the past two fiscal years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe the following table most accurately represents the current trading value of the Company’s units. The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2015 1st	$ 1.41	$ 1.50	18,500
2015 2nd	$ -	$ -	None
2015 3rd	$ 1.20	$ 1.25	807,109
2015 4th	$ 1.15	$ 1.30	26,500
2016 1st	$ 1.15	$ 1.15	20,000
2016 2nd	$ 0.90	$ 1.00	48,500
2016 3rd	$ 0.85	$ 1.00	15,000
2016 4th	$ 0.90	$ 0.95	23,500

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our Class A or Class B units during fiscal 2016.

Holders of Record

As of January 30, 2017, there were 62,932,107 Class A units outstanding held of record by 1,197 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding.  The determination of the number of members is based upon the number of record holders of the units as reflected in the Company’s internal unit records.

As of January 30, 2017, Granite Falls Energy, LLC owns an approximately 50.6% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE is a related party by virtue of its ownership interest in us.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2016 and January 30, 2017, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders. Distributions are restricted by certain loan covenants in our comprehensive credit facility with AgStar. We may only make distributions to our members in an amount that does not exceed 65% of our net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the comprehensive credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

We did not make any distributions to our members during fiscal year 2014.

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

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal year 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2011. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the consolidated balance sheets as of October 31, 2016 and 2015 and the consolidated statements of operations data for the years ended October 31, 2016, 2015, and 2014 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2014, 2013 and 2012 and the consolidated statements of operations data for the years ended October 31, 2013 and 2012 were derived from audited consolidated financial statements filed previously. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands, except per unit data and unless context otherwise requires).

	For the Fiscal Years Ended October, 31,
Statement of Operations	2016	2015	2014	2013	2012
Revenues	$109,606	$115,660	$149,418	$163,764	$168,660
Total Cost of Goods Sold	101,112	105,248	120,569	155,537	166,529
Gross Profit	8,494	10,412	28,849	8,227	2,131
Operating Expenses	(2,999)	(3,001)	(2,950)	(3,214)	(3,171)
Impairment Charge	—	—	—	—	(27,845)
Settlement Expense	—	—	—	—	(900)
Operating Income (Loss)	5,495	7,411	25,899	5,013	(29,785)
Other expense, net	(300)	(432)	(1,571)	(2,745)	(2,567)
Net Income (Loss)	5,195	6,979	24,328	2,268	(32,352)
Net Income Attributable to Non-controlling Interest	245	228	359	327	353
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$4,950	$6,751	$23,969	$1,941	$(32,705)

Weighted Average Units Outstanding—Basic (Class A and B)	77,932,107	77,932,107	69,233,367	44,868,463	38,510,066
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.06	$0.09	$0.35	$0.04	$(0.85)

Weighted Average Units Outstanding - Diluted (Class A and B)	77,932,107	77,932,107	78,389,586	48,086,445	38,510,066
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.06	$0.09	$0.31	$0.04	$(0.85)
Distributions Per Unit (Class A and B)	$0.05	$0.12	$—	$—	$—

Balance Sheet Data at October 31,	2016	2015	2014	2013	2012
Current assets	$12,614	$12,892	$10,897	$7,849	$7,539
Property and equipment, net	50,376	52,985	54,368	51,670	58,099
Other assets	781	819	858	1,274	943
Total assets	$63,771	$66,696	$66,123	$60,793	$66,581

Current liabilities	$7,632	$6,456	$8,109	$5,062	$45,000
Long-term debt	1,394	6,712	2,112	28,182	4,031
Members' equity attributable to Heron Lake BioEnergy, LLC	53,500	52,447	55,047	27,142	17,344
Non-controlling interest	1,245	1,082	853	409	205
Total liabilities and members' equity	$63,771	$66,697	$66,121	$60,795	$66,580

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2016.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.

Our revenues are derived from the sale and distribution of our ethanol throughout the continental U.S. and in the sale and distribution of our distillers’ grains (DGS) locally, and throughout the continental U.S.

Based on the criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes: (1) production of ethanol and related distillers’ grains, corn oil and syrup collectively referred to as ethanol production; and (2) natural gas pipeline distribution and services from the Company’s majority owned subsidiary, Agrinatural.

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.5%, 2.4%, and 1.8% of our total consolidated revenues in the years ended October 31, 2016, 2015, and 2014, respectively.  After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 0.9%, 0.9%, and 0.6% of our consolidated revenues for the fiscal years ended October 31, 2016, 2015, and 2014, respectively, and have little to no impact on the overall performance of the Company.

Plan of Operations Through October 31, 2017

Over the next year we will continue our focus on operational improvements at our plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding.

Several upscaling projects will be required to increase the plant’s current production capacity and take full advantage of the additional production allowed under our air permit. One such project included replacing our existing regenerative thermal oxidizer (“RTO”). During the fiscal year ended October 31, 2016, we completed installation of the RTO and completed emissions testing. The RTO replacement project was funded from current earnings from operations. With installation complete, management expects the new RTO will improve emissions control and allow us to continue to maintain regulatory compliance under our amended air permit.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks and factors discussed in this report at “PART I - ITEM 1. BUSINESS” and “PART I - ITEM 1A. RISK FACTORS”.

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

The crush spread realized in fiscal year 2016 has continued to be negatively impacted by lower energy pricing and over supply of ethanol. High industry production levels outpaced strong domestic consumption and export demand experienced during the last two quarters of our 2016 fiscal year. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn, crude oil and gasoline prices throughout the fiscal year had a negative affect on ethanol prices. Corn prices were favorably impacted throughout the year from the consecutive strong U.S. corn harvests in 2016, 2015 and 2014.  Additionally, management believes ethanol prices were negatively impacted throughout our 2016 fiscal year by the EPA’s draft proposal to reduce the amount of renewable fuels which are required to be used in the U.S. pursuant to the RFS. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller.

Historically, sales prices for distillers’ grains have correlated with prices of corn. However, there have been occasions when distillers’ grains prices have not been directly correlated to changes in corn prices. Consequently, the price we may receive for distillers’ grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn. In addition, distillers’ grains compete with other protein-based animal feed products. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

Results of Operations for the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated  statements of operations for the fiscal years ended October 31, 2016 and 2015 (amounts in thousands):

	Year Ended October 31, 2016		Year Ended October 31, 2015
Income Statement Data		%		%
Revenues	$109,606	100.0%	$115,660	100.0%
Cost of Goods Sold	101,112	92.3%	105,248	91.0%
Gross Profit	8,494	7.7%	10,412	9.0%
Operating Expenses	(2,999)	(2.7)%	(3,001)	(2.6)%
Operating Income	5,495	5.0%	7,411	6.4%
Other Expense, net	(300)	(0.3)%	(432)	(0.4)%
Net Income	5,195	4.7%	6,979	6.0%
Less: Net Income Attributable to Non-controlling Interest	(245)	(0.2)%	(228)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$4,950	4.5%	$6,751	5.8%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2016:

	Year Ended October 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$86,175	78.6%
Distillers' grains sales	17,004	15.5%
Corn oil sales	4,780	4.4%
Corn syrup sales	619	0.6%
Agrinatural revenues (net of intercompany eliminations)	1,028	0.9%
Total Revenues	$109,606	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our consolidated statements of operations for the fiscal year ended October 31, 2015:

	Year Ended October 31, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$88,996	76.9%
Distillers' grains sales	22,395	19.4%
Corn oil sales	2,799	2.4%
Corn syrup sales	479	0.4%
Agrinatural revenues (net of intercompany eliminations)	991	0.9%
Total Revenues	$115,660	100.0%

Our total consolidated revenues decreased by approximately 5.2% for the fiscal year ended October 31, 2016, as compared to the fiscal year 2015 primarily due to decreases in the average price realized for our ethanol and distillers’ grains which were partially mitigated by increases in total volumes sold of our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2016 and 2015:

	Year Ended October 31, 2016		Year Ended October 31, 2015
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	63,664	$1.35	61,382	$1.45
Distillers' grains (tons)	147	$115.56	158	$141.68
Corn oil (pounds)	18,285	$0.26	10,704	$0.26

Ethanol

Total revenues from sales of ethanol decreased by approximately 3.2% for fiscal year 2016 compared to the fiscal year 2015 due primarily to an approximately 6.6% decline in the average price per gallon we received for our ethanol which was partially mitigated by approximately 3.7% increase in the volumes sold from period to period. We produced and sold more ethanol gallons during fiscal year 2016 as compared to fiscal year 2015 primarily due to the timing of ethanol shipments and a slight increase in ethanol production. Ethanol production was higher compared to prior year due to capital improvements we are making at the ethanol plant designed to increase ethanol production.

Management attributes the decrease in ethanol prices to continuing lower corn and gasoline prices, which impacts the market price of ethanol. In addition, management believes the uncertainty related to EPA proposed reductions in the RFS volume obligations during 2016 also impacted ethanol demand, negatively impacting ethanol prices especially during the first half of our 2016 fiscal year. Over the summer months, ethanol prices were bouyed somewhat by an increase in domestic demand for ethanol due to lower gasoline prices and stronger export demand, particularly from Asia, which management attributes to lower domestic ethanol prices and increased worldwide ethanol demand. However, domestic ethanol production increased in response to the uptick in demand, which increased domestic stocks of ethanol putting downward pressure on domestic ethanol prices. Additionally, declining corn prices in fall 2016, due to the large 2016 crop, put further downward pressure on ethanol prices.  The net effect of these factors was a decrease in the average price realized for our ethanol for fiscal year 2016 as compared to the fiscal year 2015.

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

In November 2016, the EPA issued its final renewable volume obligations for 2017, revising the levels proposed in its May 2016 draft rule to match the statutory renewable volume obligations under the RFS. Management anticipates that ethanol prices will remain steady during our 2017 fiscal year as a result of the 2017 renewable volume obligations number matching the RFS statutory RVOs.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. As ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. These ethanol derivative instruments resulted in a gain of approximately $118,000 during the fiscal year ended October 31, 2016, which increased our revenue.  In comparison, during the fiscal year ended October 31, 2015, we had no gains or losses on our ethanol derivative instruments.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2016 fiscal year were approximately 24.1%  less compared to fiscal year 2015.  The decline in distillers’ grains revenues is primarily attributable to an approximately 18.4%  decrease in the average price per ton we received for our distillers’ grains from period to period. The effect of the decrease in average distillers’ grains price was compounded by an approximately 6.9% decrease in the tons of distillers’ grains sold during fiscal year 2016 compared to fiscal year 2015.   We sold less total tons of distillers’ grains during our 2016 fiscal year compared to the same period of 2015 due to increased efficiencies of converting corn into ethanol which leads to less co-products such as distillers’ grains. We also increased the amount of corn oil we were extracting from our distillers’ grains during our 2016 fiscal year which reduced the total tons of distillers’ grains we had available for sale. Management anticipates relatively stable distillers’ grains production during our 2017 fiscal year as we anticipate a comparable amount of ethanol production during our 2017 fiscal year.

Management attributes the decline in the market price of distillers’ grains primarily to increased supplies of corn and soybeans resulting in lower market grain prices and reduced domestic demand during fiscal year 2016 as compared to fiscal year 2015. Since distillers’ grains are primarily used as a feed substitute for corn and soybean meal, when corn and soybean supplies increase, the prices of these competing products decrease, negatively impacts distillers’ grains demand and prices. For the last half,  distillers’ grains traded at discount compared to a comparable amount of corn.  Management anticipates distillers’ grains will continue to trade at a significant discount compared to the price of corn due to anticipated strong corn supplies and relatively stable demand. However, domestic prices for distillers’ grains could decrease if end-users switch to lower priced alternatives reducing the domestic demand for distillers’ grains.

Additionally, export demand for distillers’ grains was reduced in fiscal year 2016 compared to fiscal year 2015, particularly in the last quarter of 2016. Weaker export demand in fiscal year 2016 is largely attributable to imports of dried distillers’ grains by China, historically the world’s largest buyer of domestic distillers’ grains. In January 2016, China opened anti-dumping and countervailing duty investigations into distillers’ grains produced in the U.S. On September 23, 2016, the Chinese government instituted preliminary anti-dumping and anti-subsidy duties on all distillers grains produced in the United States and exported to China. On January 10, 2017, the Chinese Ministry of Commerce announced its final ruling, significantly increasing the anti-dumping and anti-subsidy duties imposed in September 2016. Since this trade dispute commenced in January 2016, distillers’ grains exports to China have been diminished, falling significantly since the September announcement of the imposition of trade duties.  While we expect China to continue to import some distillers’ grains, we do not anticipate that imports will be at the same level as previous years.  Further decrease in export demand for distillers’ grains from China could continue to negatively impact market distillers’ grains demand and prices unless additional demand can be created from other foreign markets or domestically.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains.  Total revenues from sales of corn oil increased by approximately 70.8% for fiscal year 2016 compared to the fiscal year 2015.  This increase is attributable to an approximately 70.8% increase in pounds sold during fiscal year 2016 compared to fiscal year 2015 as the average price we received per pound of corn oil sold from period to period was relatively unchanged.

During much of fiscal year 2016, corn oil prices were impacted by consistent oversupply and lower corn and soybean oil prices, products that typically compete with corn oil.  Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. Management anticipates continued lower corn oil prices due to higher corn oil supplies. Biodiesel production has benefited from the passage of the biodiesel blenders’ tax credit in recent years which management believes has positively impacted corn oil demand. However, the biodiesel blenders’ tax credit expired on December 31, 2016 which could negatively impact corn oil demand and prices during our 2017 fiscal year if not retroactively renewed. Management anticipates lower corn oil prices unless additional demand can be created.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.9% for the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. Cost of goods sold, as a percentage of revenues, increased slightly to approximately 92.3% for the fiscal year ended October 31, 2016, as compared to approximately 91.0% for the 2015 fiscal year due to the narrowing of the margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2016 was approximately $1.42 per gallon of ethanol sold compared to approximately $1.37 per gallon of ethanol produced for the fiscal year ended October 31, 2015.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2016:

	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$75,194	74.3%
Natural gas costs	5,631	5.6%
All other components of costs of goods sold	20,287	20.1%
Total Cost of Goods Sold	$101,112	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2015:

	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$77,846	74.0%
Natural gas costs	7,288	6.9%
All other components of costs of goods sold	20,114	19.1%
Total Cost of Goods Sold	$105,248	100.0%

Corn Costs

Our cost of goods sold related to corn decreased approximately 3.4% for our 2016 fiscal year compared to our 2015 fiscal year, due primarily to decrease of 5.6% in the average price per bushel paid for corn from period to period, despite a 2.3% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2016 fiscal year was approximately 4.9%  less than the corn-ethanol price spread we experienced for our 2015 fiscal year.

The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market and relatively lower corn demand. Corn prices have remained steady moving into fiscal year 2017 due to the large corn crop harvested in the fall of 2016. Management anticipates that corn supplies will remain favorable during our 2017 fiscal year which should result in relatively stable corn prices. These lower corn prices could impact the amount of corn which is planted during 2017 which could result in higher corn prices later in our 2017 fiscal year. However, since other commodity prices are lower, the lower corn prices may not significantly impact farmer planting decisions.

For our fiscal years ended October 31, 2016 and 2015, we processed approximately 22.1 million and 21.6 million bushels of corn, respectively.  We were able to improve our corn conversion efficiency slightly during our 2016 fiscal year compared to 2015 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2017 fiscal year compared to our 2016 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2016, we had forward corn purchase contracts for approximately 4.3 million bushels for various delivery periods through August 2017. Comparatively, at October 31, 2015, we had forward corn purchase contracts for approximately 1.9 million bushels, comprised of long corn positions on 360,000 bushels, and short corn positions on 1.5 million bushels, for various delivery periods through December 2016.

Our corn derivative positions resulted in gains of approximately $916,000 and $831,000 for the fiscal years ended October 31, 2016 and 2015, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2016 fiscal year, we experienced a decrease of approximately 22.7% in our overall natural gas costs compared to our 2015 fiscal year.  The decrease in natural gas costs was primarily due lower natural gas prices due to ample supply.  Management anticipates that natural gas prices will hold steady and may even decrease slightly throughout our 2017 fiscal year.  However, if we experience an exceptionally cold and long winter during our 2017 fiscal year, management anticipates that we may experience increases in natural gas prices. Our natural gas consumption during fiscal year 2016 was slightly higher compared to fiscal year 2015 due to increased production at our plant.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a gain of approximately $22,000 for the fiscal year ended October 31, 2016, which decreased cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments during the fiscal year ended October 31, 2015. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs.  Operating expenses as a percentage of revenues rose slightly to 2.7% of revenues for our fiscal year ended October 31, 2016 compared to 2.6% of revenues for our fiscal year ended October 31, 2015.  This increase is due primarily to decreased revenues in fiscal year 2016 as actual operating expenses decreased by approximately $2,000 for fiscal year 2016.   Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2017 fiscal year.

Operating Income

For our fiscal year ended October 31, 2016, we reported operating income of approximately $5.5 million and for our fiscal year ended October 31, 2015, we had operating income of approximately $7.4 million.  This decrease resulted largely from decreased prices for our ethanol and its co-products and the narrowing of our net operating margin.

Other Expense, Net

We had total other expense, net for our fiscal year ended October 31, 2016 of approximately $300,000 compared to total other expense, net of approximately $432,000 for our fiscal year ended October 31, 2015.  This decrease in other expenses is due to a decrease in interest expense during our fiscal year ended October 31, 2016 compared to the same period of 2015 due to decreased borrowings on our credit facilities. We also had an increase of approximately $85,000 in miscellaneous income for fiscal year 2016 as compared to fiscal year 2015.

Results of Operations for the Fiscal Years Ended October 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated  statements of operations for the fiscal years ended October 31, 2015 and 2014 (amounts in thousands):

	Year Ended October 31, 2015		Year Ended October 31, 2014
Income Statement Data		%		%
Revenues	$115,660	100.0%	$149,418	100.0%
Cost of Goods Sold	105,248	91.0%	120,569	80.7%
Gross Profit	10,412	9.0%	28,849	19.3%
Operating Expenses	(3,001)	(2.6)%	(2,950)	(2.0)%
Operating Income	7,411	6.4%	25,899	17.3%
Other Expense, net	(432)	(0.4)%	(1,571)	(1.1)%
Net Income	6,979	6.0%	24,328	16.2%
Less: Net Income Attributable to Non-controlling Interest	(228)	(0.2)%	(359)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$6,751	5.8%	$23,969	16.0%

Revenues

For the fiscal years ended October 31, 2015 and 2014, our revenues came from sales of our three primary products in out ethanol production segment: ethanol, distillers’ grains and corn oil. We also had miscellaneous other revenues attributable to incidental sales of corn syrup and Agrinatural revenues (net of eliminations). The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2015:

	Year Ended October 31, 2015
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$88,996	76.9%
Distillers' grains sales	22,395	19.4%
Corn oil sales	2,799	2.4%
Corn syrup sales	479	0.4%
Agrinatural revenues (net of intercompany eliminations)	991	0.9%
Total Revenues	$115,660	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2014:

	Year Ended October 31, 2014
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$119,113	79.7%
Distillers' grains sales	25,604	17.1%
Corn oil sales	3,201	2.1%
Corn syrup sales	595	0.5%
Agrinatural revenues (net of intercompany eliminations)	906	0.6%
Total Revenues	$149,418	100.0%

Our total consolidated revenue decreased 22.6% for our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in revenues primarily to a lower average price for our ethanol and distillers’ grains.  Offsetting this decrease, however, was an 3.5% and 2.1% increase in gallons of ethanol and tons distillers’ grains sold, respectively during our 2015 fiscal year compared to the same period of 2014. The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal year ended October 31, 2015 and 2014:

	Year Ended October 31, 2015		Year Ended October 31, 2014
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	61,382	$1.45	59,327	$2.01
Distillers' grains (tons)	158	$141.68	155	$165.42
Corn oil (pounds)	10,704	$0.26	10,175	$0.31

Ethanol

The average price we received for our ethanol decreased by approximately 27.8% during our 2015 fiscal year compared to our 2014 fiscal year.  The effect of this price decrease was offset by a slight increase of 3.5% in quantity sold in our 2015 fiscal year compared to our 2014 fiscal year. Management attributes the drop in ethanol prices to continuing lower corn and gasoline prices, which impacted the market price of ethanol. In addition, management believes the uncertainty related to EPA proposed reductions in the RFS volume obligations during 2015 also impacted ethanol demand, negatively impacting ethanol prices. In comparison, we experienced unusually high ethanol prices during much of fiscal year 2014 due to rail logistics issues that plagued much of the ethanol industry during much of 2014, restricting the supply of ethanol in the market and resulting in higher ethanol prices.

In late May 2015, the EPA proposed reducing the amount of corn-based ethanol which was required to be used in 2015 to levels which were below the 2014 statutory requirement. On November 30, 2015, the EPA issued its final renewable volume obligations for corn-based ethanol for 2014 through 2016.  The final RVO’s for corn-based ethanol blending exceeded the RVO reductions proposed in May 2015, but remained below the original statutory blending requirements set by the RFS. Management believes this uncertainty during much of 2015 caused fuel blenders to reduce ethanol demand which negatively impacted ethanol prices during fiscal year 2015.

We had no gain or loss on ethanol derivative instruments during the fiscal years ended October 31, 2015 and 2014.

Distillers’ Grains

Total sales of distillers’ grains during our 2015 fiscal year were 12.5% less compared to distillers’ grains sales during our 2014 fiscal year. The decline in distillers’ grains revenues is primarily attributable to a decrease in the price we received for our distillers’ grains in our 2015 fiscal year, which was approximately 14.4% lower than the price we received during our 2014 fiscal year.  The effect of this price decrease was offset by a slight increase of 2.1% in quantity sold in our 2015 fiscal year compared to our 2014 fiscal year. Management believes these lower distillers’ grains prices are a result of low corn and soybean prices coupled with increased supplies of corn and soybeans during much of our 2015 fiscal year.

Distillers’ grains prices were negatively impacted during our 2014 and 2015 fiscal years as a result of Chinese trade actions which impacted both corn and distillers’ grains. In June 2014, China stopped issuing permits for the import of distillers’ dried grains from the U.S. due to the presence of an unapproved genetically modified organism (“GMO”) corn trait in some distillers’ grains shipments. The GMO trait has been approved in the U.S. and a number of other countries but was not in China. In December 2014, these trade issues were resolved and China lifted the ban imposed in June 2014.  Following the Chinese announcement, Chinese import buyers resumed purchases of U.S. distillers’ grains and domestic distillers’ grains prices rebounded but diminished again towards the end of fiscal year 2015 due to the availability of corn following the 2015 corn harvest and weaker Chinese markets.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. The average price we received per pound of corn oil sold during our 2015 fiscal year was approximately 16.9% less than the average price received during our 2014 fiscal year. Corn oil prices in fiscal year 2015 were impacted by oversupply and lower soybean oil prices, which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil. Offsetting this price decrease, our volume of corn oil sold increased from approximately 10.2 million pounds during our 2014 fiscal year to approximately 10.7 million pounds during our 2015 fiscal year due to increased extraction efficiencies. The net effect of the price decrease and increase in volume sold resulted in a 12.5% decrease in corn oil revenue from fiscal year 2014 to fiscal year 2015.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 12.7% for fiscal year 2015, as compared to fiscal year 2014. However, as a percentage of revenues, our cost of goods sold increased to approximately 90.1% for fiscal year 2015, as compared to approximately 80.7% for fiscal year 2014 due to the narrowing of the margin between the price of ethanol and the price of corn.  The cost of goods sold per gallon of ethanol produced for fiscal year 2015 was approximately $1.53 per gallon of ethanol sold compared to approximately $1.86 per gallon of ethanol produced for fiscal year 2014.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2015:

	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$77,846	74.0%
Natural gas costs	7,288	6.9%
All other components of costs of goods sold	20,114	19.1%
Total Cost of Goods Sold	$105,248	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the fiscal year ended October 31, 2014:

	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$84,437	70.0%
Natural gas costs	12,020	10.0%
All other components of costs of goods sold	24,112	20.0%
Total Cost of Goods Sold	$120,569	100.0%

Corn Costs

We experienced a decrease of approximately 7.6% in the total amount we paid for corn for our 2015 fiscal year compared to our 2014 fiscal year. This was the net result of an approximately 13.2% decrease in our per bushel cost, offset by an approximately 6.4% increase in the quantity of bushels we purchased. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2013 and 2014 resulting in a significant increase in the supply of corn available to the market.

Our corn derivative positions resulted in gains of approximately $831,000 and $788,000 for the fiscal years ended October 31, 2015 and 2014, respectively, which decreased cost of goods sold.

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

We had no gain or loss on natural gas derivative instruments during the fiscal years ended October 31, 2015 and 2014.

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

Changes in Financial Condition at October 31, 2016 and 2015

The following table highlights the changes in our financial condition at October 31, 2016 compared to October 31, 2015 (amounts in thousands):

	October 31, 2016	October 31, 2015
Current Assets	$12,614	$12,892
Total Assets	$63,771	$66,696
Current Liabilities	$7,632	$6,456
Long-Term Debt, less current portion	$1,394	$6,712
Members' Equity attributable to Heron Lake BioEnergy, LLC	$53,500	$52,447
Non-Controlling Interest	$1,245	$1,082

Total assets decreased by approximately $2.9 million at October 31, 2016 compared to October 2015.  This decrease is primarily due to a decrease in total current assets of approximately $279,000 and a decrease of $2.6 million in property and equipment at October 31, 2016 compared to October 31, 2015.

The approximately 2.2% decrease in current assets is due primarily to a decrease in accounts receivable of approximately $1.1 million at October 31, 2016 as compared to October 31, 2015. Our trade accounts receivable decreased due to primarily to the timing of shipments.  Partially offsetting the decrease in accounts receivable was an increase of approximately $605,000 in inventory at October 31, 2016 compared to October 31, 2015. Inventory increased as a result of having more corn and ethanol on hand at October 31, 2016.

Property and equipment, less accumulated depreciation, totaled approximately $50.4 million at October 31, 2016,  compared to $53.0 million at October 31, 2015. The decrease is due to depreciation expense of approximately $4.7 million offset by capital expenditures of approximately $2.2 million during the fiscal year ended October 31, 2016.

Total current liabilities increased by approximately $1.2 million at October 31, 2016 compared to October 31, 2015.  This increase was mainly due to an increase of approximately $964,000 in accounts payable and $210,000 in accrued expenses at October 31, 2016 compared to October 31, 2015. The increase in our accounts payable is due primarily to the timing of inventory receipts and trade creditor payments which increased the amount of our accounts payable at October 31, 2016.

Long-term debt decreased approximately $5.3 million at October 31, 2016 compared to October 31, 2015. The decrease is mostly due to payments on our AgStar credit facilities, the note payable to the electric company, and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased approximately $1.1 million at October 31, 2016 compared to October 31, 2015. The increase was a result of net income attributable to Heron Lake BioEnergy, LLC of approximately $4.9 million for the year ended October 31, 2016, offset by the distribution paid to members in January 2016 of approximately $3.9 million.

Non-controlling interest totaled approximately $1.2 million at October 31, 2016 compared to approximately $1.1 million at October 31, 2015.  This is directly related to recognition of the 27.0% non-controlling interest in Agrinatural, LLC.

Liquidity and Capital Resources

Year Ended October 31, 2016 Compared to Year Ended October 31, 2015

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with AgStar.  Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members.  We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and available for borrowing under our revolving term loan.

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended October 31,
	2016	2015
Net cash provided by operating activities	$11,950	$9,890
Net cash used in investing activities	$(2,485)	$(6,182)
Net cash used in financing activities	$(9,294)	$(3,244)
Net increase in cash	$171	$464

Operating Cash Flows

During the fiscal year ended October 31, 2016, net cash provided by operating activities increased by approximately $2.0 million compared to the fiscal year ended October 31, 2015. This difference is primarily due to increased cash provided by accounts receivable and decrease in cash used for accounts payable, offset by decreases in our net income and cash used for inventory.  For fiscal year 2016, cash provided by accounts receivable increased by approximately $2.6 million over the comparable prior period due a decrease in the balance of our accounts receivable resulting primarily from the timing of customer shipments and payments.    For fiscal year 2016, cash used for accounts payable was approximately $1.4 million less than the same period of 2015 primarily as a result of the timing of inventory receipts and vendor payments. Net income decreased for fiscal year 2016 by approximately 25.6% compared to fiscal year 2015, due to the lower average sales prices we received for our principal products.

Investing Cash Flows

During the fiscal year ended October 31, 2016, capital expenditures decreased 65.0% compared to the fiscal year ended October 31, 2015 due to less capital expenditures. During fiscal year 2015, investing activities used approximately $6.2 million in cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first fiscal quarter of 2015 and make a down payment on the RTO replacement equipment.  During the fiscal year ended October 31, 2016, we used cash to primarily to complete our RTO replacement project.

Financing Cash Flows

We used approximately $6.0 million more for financing activities for the fiscal year ended October 31, 2016 compared to the fiscal year ended October 31, 2015.  During fiscal year 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, payments of approximately $15.2 million on our long-term debt, which were partially offset by approximately $9.8 million in proceeds from our long-term debt and approximately $30,000 from checks in excess of bank balance. During fiscal year 2015, we used cash to make payments of approximately $9.4 million in distributions to our unit holders and payments of approximately $9.2 million on our long-term debt, offset by proceeds of approximately $13.4 million from our long-term debt and proceeds of $1.8 million from checks in excess of bank balance.

Year Ended October 31, 2015 Compared to Year Ended October 31, 2014

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended October 31,
	2015	2014
Net cash provided by operating activities	$9,890	$28,926
Net cash used in investing activities	$(6,182)	$(4,150)
Net cash used in financing activities	$(3,244)	$(24,657)
Net increase in cash	$464	$119

Operating Cash Flows

During the fiscal year ended October 31, 2015, net cash provided by operating activities decreased by approximately $19.0 million compared to the fiscal year ended October 31, 2014. This difference is primarily due to generating income of $7.0 million during fiscal year 2015 compared to approximately $24.3 million during fiscal year 2014.

Investing Cash Flows

During the fiscal year ended October 31, 2015, investing activities used approximately $6.1 million in cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first fiscal quarter of 2015 and make a down payment on the RTO replacement equipment.  During the same period of 2014, we used proceeds of $4.1 million primarily for payments for pipeline construction in progress at Agrinatural.

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

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2016 (amounts in thousands):

		Less than	One to	Four to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations(1)	$2,225	$556	$921	$748	$—
Operating lease obligations(2)	12,819	1,682	2,700	2,700	5,737
Purchase obligations(3)	7,488	7,488	—	—	—
Total contractual obligations	$22,532	$9,726	$3,621	$3,448	$5,737

(1)	Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2016, assuming contractual maturities.
(2)	The operating lease obligations in the table above include our rail car leases.
(3)

Purchase obligations consist of forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2016 for basis contracts that had not yet been fixed.

Credit Arrangements

Credit Facility with AgStar

We have a comprehensive credit facility with AgStar Financial Services, FCLA (“AgStar”) which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of this credit facility, we entered into an administrative agency agreement with CoBank, ACP (“CoBank”), which was appointed the administrative agent for AgStar the purpose of servicing the credit facility.

Under the AgStar revolving term note, we can borrow, repay, and re-borrow up to the maximum aggregate principal commitment, which was initially $28.0 million.  However, the maximum aggregate principal commitment of this loan declines by $3.5 million annually beginning March 1, 2015 and continuing each anniversary thereafter until maturity. In the event any amount is outstanding on this loan in excess of maximum aggregate principal commitment following a scheduled reduction, we have agreed to repay principal on the loan until we reach the new reduced maximum aggregate principal commitment.   The maximum aggregate principal commitment under this facility at October 31, 2016 and 2015 was $21.0 million and $24.5 million, respectively. The outstanding balance on the revolving term loan totaled approximately $0 and approximately $4.8 million at October 31, 2016 and 2015, respectively.  Therefore, after accounting for amounts outstanding under this facility, the aggregate principal amount available to the Company for additional borrowing was $21.0 million and approximately $19.7 million at October 31, 2016 and 2015, respectively.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreement.  The interest rate was 3.45% at October 31, 2016, and October 31, 2015.

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

The credit facility with AgStar is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•

the Company may not make loans or advances to Agrinatural, which exceed an aggregate principal amount of approximately $3.1 million without the consent of AgStar.  As of October 31, 2016, the Company has outstanding loans to Agrinatural in an aggregate principal amount of approximately $5.3 million. These loans were consented to by AgStar.

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

As of October 31, 2016 and 2015, the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for fiscal year 2017 and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its AgStar credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the AgStar credit facility and we fail to obtain a waiver of any such term or covenant, AgStar could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, AgStar could also elect to proceed with a foreclosure action on our plant.

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

As of October 31, 2016 and 2015, there was a total of approximately $1.6 million and $2.0 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note we are required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balances of this loan at October 31, 2016 and 2015 were approximately $69,000 and $144,000, respectively.

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

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $200,000 and $300,000 at October 31, 2016 and 2015, respectively.  Interest on the note is One Month LIBOR rate plus 4.0%,  which was approximately 4.53% and 4.19% at October 31, 2016 and 2015, respectively.  Payment is due on demand at the discretion of the board of managers of Agrinatural.

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

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES, the minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to the Company.

The balance of this loan was approximately $2.4 million at October 31, 2016 and $2.8 million at October 31, 2015.

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

Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Prior to May 1, 2015, Agrinatural was required to pay only monthly interest on the term loan.  Commencing May 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

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

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to the Company under the Additional Agrinatural Credit Facility.

The balance of this loan was approximately $2.9 million and $3.3 million at October 31, 2016 and 2015, respectively.

Off Balance-Sheet Arrangements

We have no off balance-sheet arrangements.

Critical Accounting Estimates

Note 1 to our consolidated financial statements contains a summary of our significant accounting policies, many of which require management to use estimates and assumptions. Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment. We use our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We believe that of our significant accounting policies, the following are most noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and its co-products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  Title is generally assumed by the buyer at the Company’s shipping point. The Company believes there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue.

In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price as earned. Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, are recorded based on the net selling price reported to the Company from the marketer. Shipping costs incurred by the Company in the sale of co‑products are included in cost of goods sold.

Agrinatural recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee for the arrangement is fixed or determinable and collectability is reasonably assured.

Derivative Instruments

From time to time, we enter into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas to hedge our exposure to commodity price fluctuations.  These contracts provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Accordingly, we classify these sales and purchase contracts as normal sales and purchase contracts and as a result, these contracts are not marked to market in our financial statements.

On occasion, in order to reduce the risks caused by market fluctuations, the Company hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.

Inventory

We value our inventory at the lower of cost using the first in first out method or net realized value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realized value on inventory to be a critical accounting estimate.

Property and Equipment

Management’s estimate of the depreciable lives of property, plant, and equipment is based on the estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. The Company tests for impairment at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments and forward contracts. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the assessment of impairment of our long-lived assets to be a critical accounting estimate.

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

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
October 31, 2016	October 31, 2016	Adverse Change	Change to Income
$200,000	4.20%	4.62%	$1,000

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

As of October 31, 2016, we had price protection in place for approximately 19% of our anticipated corn needs and 15% of our ethanol sales for the next 12 months.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average ethanol price and the fair value of our corn and natural gas prices as of October 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the		Hypothetical Adverse	Approximate
	next 12 months (net of forward and futures	Unit of	Change in Price as of	Adverse
	contracts)	Measure	October 31, 2016	Change to Income
Ethanol	55,000,000	Gallons	10.0%	$8,800,000
Corn	21,600,000	Bushels	10.0%	$6,761,000
Natural Gas	1,650,000	MMBTU	10.0%	$591,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Governors

Heron Lake BioEnergy, LLC

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2016. Heron Lake BioEnergy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiaries as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Certified Public Accountants

Minneapolis, Minnesota

January 30, 2017

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2016	October 31, 2015
ASSETS
Current Assets
Cash	$1,297,644	$1,126,283
Accounts receivable	4,607,202	5,671,181
Inventory	5,864,545	5,259,346
Commodity derivative instruments	662,338	677,149
Prepaid expenses and other current assets	181,853	158,473
Total current assets	12,613,582	12,892,432

Property and Equipment, net	50,376,210	52,984,550

Other Assets
Other intangible assets, net	84,000	122,148
Other assets	697,254	697,254
Total other assets	781,254	819,402

Total Assets	$63,771,046	$66,696,384

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$490,057	$517,957
Checks drawn in excess of bank balance	1,866,683	1,836,682
Accounts payable	4,878,210	3,913,714
Accrued expenses	397,407	187,750
Total current liabilities	7,632,357	6,456,103

Long-Term Debt, less current portion	1,393,669	6,711,975

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both October 31, 2016 and 2015	53,499,596	52,446,500
Non-controlling interest	1,245,424	1,081,806
Total members' equity	54,745,020	53,528,306

Total Liabilities and Members' Equity	$63,771,046	$66,696,384

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2016	2015	2014
Revenues	$109,605,544	$115,660,469	$149,418,044

Cost of Goods Sold	101,112,154	105,248,092	120,569,409

Gross Profit	8,493,390	10,412,377	28,848,635

Operating Expenses	(2,999,157)	(3,001,095)	(2,950,047)

Operating Income	5,494,233	7,411,282	25,898,588

Other Income (Expense)
Interest income	712	1,312	658
Interest expense	(397,837)	(444,625)	(1,665,007)
Other income, net	97,208	11,747	93,279
Total other expense, net	(299,917)	(431,566)	(1,571,070)

Net Income	5,194,316	6,979,716	24,327,518

Less: Net Income Attributable to Non-controlling Interest	(244,616)	(228,483)	(358,673)

Net Income Attributable to Heron Lake BioEnergy, LLC	$4,949,700	$6,751,233	$23,968,845

Weighted Average Units Outstanding—Basic (Class A and B)	77,932,107	77,932,107	69,233,367

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.06	$0.09	$0.35

Weighted Average Units Outstanding—Diluted (Class A and B)	77,932,107	77,932,107	78,389,586

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.06	$0.09	$0.31

Distributions Per Unit (Class A and B)	$0.05	$0.12	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2013	49,812,107	15,000,000	$27,142,275	$408,577	$27,550,852

Conversion of subordinated convertible debt	13,120,000	—	3,936,000	—	3,936,000
Cancellation of accrued distribution to non-controlling interest	—	—	—	86,073	86,073
Net income attributable to non-controlling interest	—	—	—	358,673	358,673
Net income attributable to Heron Lake BioEnergy, LLC	—	—	23,968,845	—	23,968,845

Balance—October 31, 2014	62,932,107	15,000,000	55,047,120	853,323	55,900,443

Member Distributions	—	—	(9,351,853)	—	(9,351,853)
Net income attributable to non-controlling interest	—	—	—	228,483	228,483
Net income attributable to Heron Lake BioEnergy, LLC	—	—	6,751,233	—	6,751,233

Balance—October 31, 2015	62,932,107	15,000,000	52,446,500	1,081,806	53,528,306

Member Distributions	—	—	(3,896,604)	(80,998)	(3,977,602)
Net income attributable to non-controlling interest	—	—	—	244,616	244,616
Net income attributable to Heron Lake BioEnergy, LLC	—	—	4,949,700	—	4,949,700

Balance—October 31, 2016	62,932,107	15,000,000	$53,499,596	$1,245,424	$54,745,020

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2016	2015	2014
Cash Flow From Operating Activities
Net income	$5,194,316	$6,979,716	$24,327,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,781,673	4,593,710	4,321,961
Write-off of deferred loan cost included in interest expense	—	—	369,699
Gain on sale of asset	—	—	(58,000)
Change in fair value of commodity derivative instruments	(1,054,729)	(831,227)	(787,617)
Change in operating assets and liabilities:
Restricted cash	—	264,086	(264,086)
Accounts receivable	1,063,979	(1,615,200)	(3,306,555)
Inventory	(605,199)	(72,079)	417,042
Commodity derivative instruments	1,069,540	591,578	350,117
Prepaid expenses and other current assets	(23,380)	131,267	651,610
Accounts payable	1,313,978	(124,087)	2,993,342
Accrued expenses	209,657	(27,866)	(89,469)
Net cash provided by operating activities	11,949,835	9,889,898	28,925,562

Cash Flows from Investing Activities
Capital expenditures	(2,484,667)	(6,181,858)	(4,208,139)
Proceeds from disposal of property and equipment	—	—	58,000
Net cash used in investing activities	(2,484,667)	(6,181,858)	(4,150,139)

Cash Flows from Financing Activities
Proceeds from long-term debt	9,820,222	13,440,990	—
Checks drawn in excess of bank balance	30,001	1,836,682	—
Payments on long-term debt	(15,166,428)	(9,169,704)	(24,449,533)
Payments on convertible subordinated debt	—	—	(207,000)
Distributions to Heron Lake BioEnergy, LLC members	(3,896,604)	(9,351,853)	—
Distribution to non-controlling interest	(80,998)	—	—
Net cash used in financing activities	(9,293,807)	(3,243,885)	(24,656,533)

Net increase in cash	171,361	464,155	118,890

Cash—Beginning of period	1,126,283	662,128	543,238

Cash—End of period	$1,297,644	$1,126,283	$662,128

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$397,837	$444,625	$1,340,260

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Conversion of subordinated convertible debt to Class A units	$—	$—	$3,937,550
Cancellation of accrued distribution to noncontrolling interest	$—	$—	$86,073
Capital expenditures included in accounts payable	$—	$349,482	$3,359,225

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 72.3 million gallons per year of undenatured ethanol on a twelve month rolling sum basis.  In addition, the Company produces and sells distillers’ grains with solubles and corn oil as co-products of ethanol production.  Additionally, the Company through a majority owned subsidiary, operates a natural gas pipeline that provides natural gas to the Company’s ethanol production facility and other customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company, LLC (collectively, “the Company”). HLBE Pipeline Company, LLC owns 73% of Agrinatural Gas, LLC (“Agrinatural”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, valuation of commodity derivative instruments and inventory, the assumptions used in the impairment analysis of long-lived assets, and inventory purchase and sale commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.  Title is generally assumed by the buyer at the Company’s shipping point. The Company believes there are no ethanol sales, during any given month, which should be considered contingent and recorded as deferred revenue.

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

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions as discussed in Note 6.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2016 or 2015.  It is at least possible this estimate will change in the future.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

In order to reduce the risks caused by market fluctuations, the Company occasionally hedges its anticipated corn, natural gas, and denaturant purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of anticipated requirements for corn in the Company’s ethanol production activities and the related sales price of ethanol. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter market conditions. Although the Company believes its commodity derivative positions are economic hedges, none have been formally designated as a hedge for accounting purposes and derivative positions are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings or losses. The Company does not enter into financial instruments for trading or speculative purposes.

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 6.

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000,  $38,000, and $58,000 during the fiscal years ended October 31, 2016, 2015, and 2014, respectively.

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

Depreciable useful lives are as follows:

Land improvements	15 Years
Plant building and equipment	7-40 Years
Vehicles and other equipment	5-7 Years
Office buildings and equipment	3-40 Years

Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When determining impairment losses, a long lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment expense was recorded during fiscal 2016, 2015, and 2014.

Debt Financing Costs

Costs associated with the issuance of loans were classified as financing costs.  Financing costs are amortized over the term of the related debt by use of the effective interest method.  Amortization and write-offs of debt financing costs for the fiscal years ended October 31, 2016, 2015, and 2014 was approximately $0, $0, and $370,000, respectively, which is included as a component of interest expense within the consolidated statements of operations.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.  No events occurred during the fiscal years ended October 31, 2016, 2015, and 2014 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. The fair value of debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The fair value of outstanding debt will fluctuate with changes in applicable interest rates. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The Company believes the carrying amount of its debt facilities approximates the fair value.

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

The Company had no significant uncertain tax positions as of October 31, 2016 or 2015 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

Net Income per Unit

Basic net income per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.

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

Correction of An Immaterial Error

The Company revised the consolidated audited statements of cash flows for the fiscal years ended October 31, 2015 and 2014, to correct for a non-cash acquisition of property and equipment resulting in an increase in cash provided by operating activities of approximately $3,359,225 and $605,750, respectively, and a corresponding increase in net cash used in investing activities.

Reportable Operating Segments

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

•

Ethanol Production.   Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

•

Natural Gas Pipeline. The Company has majority ownership in Agrinatural, through its wholly owned subsidiary, HLBE Pipeline, LLC, and operations of Agrinatural’s natural gas pipeline are aggregated into another financial reporting segment.

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluating)

In May 2014 and amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning November 1, 2018. The Company is currently evaluating the guidance and its effect on its consolidated financial statements.

Leases (Evaluating)

In February 2016, the FASB adopted ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The guidance will be effective for the Company beginning November 1, 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

Restricted Cash (Evaluating)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The amendments will be effective for the Company beginning November 1, 2018. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are primarily derived from the sale and distribution of ethanol, distillers’ grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%-  85% of total revenues and corn costs average 75%-  90% of cost of goods sold.

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

The supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit.

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

Current ethanol production capacity is expected to remain flat in 2017 at approximately 15.2 billion gallons according to the U.S. Energy Information Administration.  Political uncertainty under a new administration could lead to a reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline, however with the recent decline in oil prices, ethanol is currently trading at an approximately equivalent price to gasoline causing a disincentive for discretionary blending of ethanol beyond the required blend rate. Consequently, there may be a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

3. FAIR VALUE MEASUREMENTS

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
			Quoted Prices	Significant Other	Significant
	Carrying Amount in		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$388,525	$388,525	$388,525	$—	$—
Commodity Derivative instruments - Ethanol	273,813	273,813	273,813	—	—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2015:

Fair Value Measurement Using
			Quoted Prices in	Significant Other	Significant
	Carrying Amount in		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$677,149	$677,149	$677,149	$—	$—

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.

4. CONCENTRATIONS

The Company sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2016, 2015, and 2014.

The percentage of total revenues attributable to each of the Company’s three major customers for the fiscal years ended October 31, 2016, 2015, and 2014 were as follows:

	October 31, 2016	October 31, 2015	October 31, 2014
Eco-Energy, Inc. - Ethanol	78.5%	76.9%	79.7%
Gavilon Ingredients, LLC - Distillers' Grains	15.4%	19.2%	16.3%
RPMG, Inc. - Corn Oil	4.4%	2.4%	2.1%

The percentage of total accounts recievable attributable to each of the Company’s three major customers at October 31, 2016 and 2015 were as follows:

	October 31, 2016	October 31, 2015
Eco-Energy, Inc. - Ethanol	78.6%	68.9%
Gavilon Ingredients, LLC - Distillers' Grains	11.1%	24.1%
RPMG, Inc. - Corn Oil	3.3%	1.5%

5. INVENTORY

Inventory consists of the following at October 31:

	2016	2015
Raw materials	$1,434,854	$1,800,320
Work in process	696,013	693,844
Finished Goods	2,713,716	1,829,311
Supplies	1,019,962	935,871
Totals	$5,864,545	$5,259,346

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

As of October 31, 2016, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 4,285,000 bushels, comprised of long corn positions on 3,100,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 1,185,000 bushels that were entered into to hedge forecasted corn purchases through August 2017.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding. As of October 31, 2016, the Company had no cash collateral (restricted cash) related to corn derivatives held by a broker.

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2016, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$388,525	$—
Ethanol contracts	Commodity derivative instruments	273,813	—
Totals		$662,338	$—

As of October 31, 2015, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,875,000 bushels, comprised of long corn positions on 360,000 bushels, and short corn positions on 1,515,000 bushels, that were entered into to hedge forecasted corn purchases through December 2016.  As of October 31, 2015, the Company had no cash collateral (restricted cash) related to corn derivatives held by a broker.

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2015, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$677,149	$—
Totals		$677,149	$—

The following tables provide details regarding the gains (losses) from the Company’s derivative instruments in consolidated statements of operations, none of which are designated as hedging instruments:

	Statement of	Year Ended October 31,
	Operations location	2016	2015	2014
Corn contracts	Cost of goods sold	$915,555	$831,227	$787,617
Ethanol contracts	Revenues	117,624	—	—
Natural gas contracts	Cost of goods sold	21,550	—	—
Total gain		$1,054,729	$831,227	$787,617

7. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2016	October 31, 2015
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	84,594,751	81,634,966
Vehicles	620,323	611,976
Office buildings	641,860	641,860
Construction in progress	315,631	1,148,578
	95,284,403	93,149,218
Less: accumulated depreciation	(44,908,193)	(40,164,668)
Net property, plant and equipment	$50,376,210	$52,984,550

Depreciation expense totaled approximately $4,744,000,  $4,556,000 and $4,264,000 during the fiscal years ended October 31, 2016, 2015, and 2014, respectively.

8. DEBT FACILITIES

Long-term debt consists of the following:

	October 31, 2016	October 31, 2015
Revolving term note payable to lending institution, see terms below.	$—	$4,822,777
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,517,046	1,775,828
Assessment payable as part of water treatment agreement, due in semi-annual installments of $25,692 with interest at 0.50%, enforceable by statutory lien. This note was paid in full in October 2016.	—	51,199
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	97,930	136,378
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. The note is due September 2017. The electrical company is a member of the Company.	68,750	143,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 4.53% and 4.19% at October 31, 2016 and 2015, respectively. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	200,000	300,000
Totals	1,883,726	7,229,932
Less amounts due within one year	490,057	517,957
Net long-term debt	$1,393,669	$6,711,975

Revolving Term Note

The Company has a revolving term loan with a lender initially totaling $28,000,000.  Amounts borrowed by the Company under the revolving term loan and repaid or prepaid may be re-borrowed at any time prior to the March 1, 2022 maturity date, subject to the maximum principal commitment.  Under the terms of the credit facility, the revolving term loan commitment declines by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity.  As a result, the aggregate principal commitment of this facility at October 31, 2016 was $21,000,000.  The outstanding balance on the revolving term loan totaled approximately $0 and $4,822,777 at October 31, 2016 and 2015, respectively. Therefore, after accounting for amounts outstanding under this facility at October 31, 2016 and 2015, the aggregate principal amount available to the Company for borrowing was approximately $21,000,000 and $19,677,000, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The interest rate on the revolving term loan was 3.45% at both October 31, 2016 and 2015.

The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum.  The revolving term loan is subject to a prepayment fee for any prepayment on the term loan prior to July 1, 2016 due to refinancing. The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

The credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural,  and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of October 31, 2016 and 2015, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

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

Estimated maturities of long-term debt at October 31, 2016 are as follows:

2017	$490,057
2018	432,183
2019	319,139
2020	326,798
2021	315,549
Total debt	$1,883,726

9. MEMBERS’ EQUITY

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

On December 18, 2014, the Company’s board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9,352,000 to be paid to members of record as of December 18, 2014. The distribution was paid in January 2015.  Based on the covenants contained in the Company’s AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.

On December 17, 2015, the Company’s board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3,897,000 to be paid to members of record as of December 18, 2015.  The distribution was paid in January 2016.  Based on the covenants contained in the Company’s AgStar credit facilities, the foregoing distribution was approved by its lender prior to distribution.

10. LEASES

The Company has lease agreements with leasing companies for 145 rail cars for the transportation of the Company’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $123,000.

The Company has a lease agreement with a leasing company for 50 hopper cars to assist in with the transport of the distillers’ grains by rail with a maturity date of May 2017.  The rail car lease payments are due monthly in the amount of approximately $35,000.

Rent expense for the Company’s leases was approximately $2,523,000,  $1,969,000 and $1,829,000 for the fiscal years ended October 31, 2016, 2015, and 2014, respectively.

At October 31, 2016, the Company had the following minimum future lease payments, which at inception had non‑cancelable terms of more than one year:

November 1, 2016 to October 31, 2017	$1,681,650
November 1, 2017 to October 31, 2018	1,350,000
November 1, 2018 to October 31, 2019	1,350,000
November 1, 2019 to October 31, 2020	1,350,000
November 1, 2020 to October 31, 2021	1,350,000
Thereafter	5,737,500
Total minimum lease commitments	$12,819,150

11. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2016	2015
Consolidated financial statement basis of assets	$63,771,046	$66,696,384
Plus: Organization and start-up costs capitalized	933,291	1,091,020
Less: Unrealized gains on commodity derivative instruments	(662,338)	(677,149)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(63,051,669)	(54,580,532)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$28,834,909	$40,374,302

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2016 and 2015.

12.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  The Company contributions totaled approximately $85,000,  $81,000, and $81,000 for the fiscal years ended October 31, 2016, 2015, and 2014, respectively

13. RELATED PARTY TRANSACTIONS

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

During years two and three of the agreement, the Company agreed to pay GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  At the expiration of the initial term, the agreement will automatically renew for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the initial term or the start of a renewal term. Total expenses under this agreement were $375,000,  $414,000 and $392,000 for fiscal years ended October 31, 2016, 2015, and 2014, respectively.

Corn Purchase - Members

The Company purchased approximately $15,008,000 of corn from board members in fiscal year 2016,  $11,032,000 in fiscal year 2015 and $14,860,000 in fiscal year 2014.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $20,000 for each of the fiscal years ended October 31, 2016 and approximately $16,000 for each of the years ended October 31, 2015 and 2014.

Swan Engineering

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2016, the Company paid approximately $32,000 and $149,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2015, the Company paid approximately $18,000 and $83,000 for the monthly base fee and variable customer management fee, respectively. The new management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2016, the Company incurred approximately $28,000 for project management fees. For the year ended October 31, 2015, the Company paid approximately $19,000 for project management fees. The new project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

Amounts due to SEI from Agrinatural included in accounts payable on the consolidated balance sheets totaled approximately $131,000 and $340,000 at October 31, 2016 and 2015, respectively.

14. COMMITMENTS AND CONTINGENCIES

Water Agreements

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years.  The Company has the exclusive rights to the first 6000 gallons per minute of capacity that is available from the well, and provides for the Company, combined with an unrelated company, to approve any other supply contracts that the City may enter into.  In consideration, the Company will pay one half of the City’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company’s water usage, plus a 10% profit.  These costs will be paid as water usage fees.  The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 8.  The Company pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant.  The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8.  The Company paid operating and maintenance expenses of approximately $24,000,  $57,000, and $114,000 in fiscal 2016, 2015, and 2014, respectively.

Ethanol Marketing Agreement

The Company has a marketing agreement (“Eco Agreement”) with Eco-Energy, Inc., an unrelated party (“Eco-Energy”) for the sale of ethanol.  Under this ethanol agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at the Company’s ethanol production facility and arranges for the transportation of ethanol.  The Company pays Eco-Energy a marketing fee based on a percentage of the applicable sale price of the ethanol, as well as a fixed lease fee for rail cars leased from Eco-Energy to the Company. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services. The initial term of Eco Agreement continued through December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term. During the third fiscal quarter of 2016, the Company amended the Eco Agreement. As amended, the term of the Eco Agreement continues through December 31, 2019. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Ethanol marketing fees and commissions totaled approximately $637,000,  $618,000, and $653,000 for the fiscal years ended October 31, 2016, 2015, and 2014.

Ethanol Forward Contracts

At October 31, 2016, the Company had fixed and basis contracts to sell approximately $18,621,000 of ethanol for various delivery periods through March 2017.

Distillers’ Grains Marketing Agreement

Gavilon Ingredients, LLC, an unrelated party (“Gavilon”), serves as the distillers’ grains marketer for our plant pursuant to a distillers’ grains off-take agreement.  Pursuant to our agreement with Gavilon, Gavilon purchases all of the distillers’ grains produced at our ethanol plant.  We pay Gavilon a service fee for its services under this agreement. The contract commenced on November 1, 2013 with an initial term of six months, and will continue to remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 60 days to the other party.

Distillers’ grains commissions totaled approximately $283,000,  $308,000, and $293,000 for the fiscal years ended October 31, 2016, 2015, and 2014.

Distillers’ grains Forward Contracts

At October 31, 2016, the Company had forward contracts to sell approximately $2,863,000 of distillers’ grains for delivery through March 2017.

Corn Oil Marketing Agreement

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

The Company also has a base agreement for the sale and purchase of natural gas with Constellation New Energy—Gas Division, LLC pursuant to which it buys all of its natural gas from Constellation.  This agreement runs until March 31, 2019.

Corn oil commissions totaled approximately $96,000, $56,000, and $64,000 for the fiscal years ended October 31, 2016, 2015, and 2014.

Corn Oil Forward Contracts

At October 31, 2016, the Company had forward contracts to sell approximately $630,000 of corn oil for delivery through November 2016.

Contract for Natural Gas Pipeline to Plant

The Company has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural was formed to own and operate the pipeline and transports gas to the Company pursuant to a transportation agreement. The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC (“Constellation”), pursuant to which it buys all of its natural gas from Constellation.  This agreement runs until March 31, 2017.

Corn Forward Contracts

At October 31, 2016, the Company had cash and basis contracts for forward corn purchase commitments for approximately 2,898,000 bushels for deliveries through August 2017.

15. BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income and total assets for the fiscal years ended October 31:

	2016	2015	2014
Revenue:
Ethanol production	$108,577,171	$114,669,831	$148,512,052
Natural gas pipeline	2,770,310	2,761,042	2,621,898
Eliminations	(1,741,937)	(1,770,404)	(1,715,906)
Total Revenue	$109,605,544	$115,660,469	$149,418,044

Operating Income:
Ethanol production	$5,057,258	$8,106,105	$26,170,923
Natural gas pipeline	1,177,158	1,075,581	1,443,571
Eliminations	(740,183)	(1,770,404)	(1,715,906)
Operating Income	$5,494,233	$7,411,282	$25,898,588

	2016	2015	2014
Total Assets:
Ethanol production	$51,080,443	$53,633,064	$53,826,820
Natural gas pipeline	12,690,603	13,033,320	12,295,430
Total Assets	$63,771,046	$66,696,384	$66,122,250

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
Fiscal year ended October 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$26,588,565	$25,241,981	$30,365,123	$27,409,875
Gross profit	857,581	920,070	3,730,408	2,985,331
Operating income	48,947	108,111	2,983,648	2,353,527
Net income attributable to Heron Lake BioEnergy, LLC	(25,555)	13,258	2,810,607	2,177,906
Basic earnings per unit (Class A and B)	$—	$—	$0.03	$0.03
Diluted earnings per unit (Class A and B)	$—	$—	$0.03	$0.03

	First	Second	Third	Fourth
Fiscal year ended October 31, 2015	Quarter	Quarter	Quarter	Quarter
Revenues	$27,177,449	$29,813,571	$30,192,430	$28,477,019
Gross profit	1,847,050	2,673,825	4,755,934	1,135,568
Operating income	966,668	1,891,732	4,014,168	538,714
Net income attributable to Heron Lake BioEnergy, LLC	879,256	1,733,837	3,808,820	329,320
Basic earnings per unit (Class A and B)	$0.01	$0.02	$0.05	$0.01
Diluted earnings per unit (Class A and B)	$0.01	$0.02	$0.05	$0.01

	First	Second	Third	Fourth
Fiscal year ended October 31, 2014	Quarter	Quarter	Quarter	Quarter
Revenues	$40,910,555	$39,149,053	$39,082,103	$30,276,333
Gross profit	7,180,730	7,602,033	8,292,015	5,773,857
Operating income	6,340,753	6,758,565	7,514,741	5,284,529
Net income attributable to Heron Lake BioEnergy, LLC	5,824,444	6,323,059	6,785,754	5,035,588
Basic earnings per unit (Class A and B)	$0.09	$0.10	$0.10	$0.06
Diluted earnings per unit (Class A and B)	$0.08	$0.08	$0.09	$0.06

The above quarterly financial date is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2016.

(b) Management’s Report on Internal Control over Financial Reporting

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2016.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2017 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2016) covered by this Annual Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2017 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)Financial Statements

The consolidated financial statements appear beginning at page 56 of this report.

(b)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(c)Exhibits

See “Exhibit Index” on the page following the Signature Page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date:	January 30, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 30, 2017	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 30, 2017	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 30, 2017	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 30, 2017	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 30, 2017	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 30, 2017	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 30, 2017	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 30, 2017	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	January 30, 2017	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 30, 2017	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 30, 2017	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 30, 2017	/s/ David Westehoff
David Woestehoff, Governor

Date:	January 30, 2017	/s/ Kenton Johnson
Kenton Johnson, Alternate Governor

Date:	January 30, 2017	/s/ Milton Mckeown
Milton McKeown, Alternate Governor

Date:	January 30, 2017	/s/ Marty Seifert
Marty Seifert, Alternate Governor

HERON LAKE BIOENERGY, LLC

INDEX TO EXHIBITS TO FORM 10-K FOR FISCAL YEAR ENDED OCTOBER 31, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference To:
3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company’s Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the “2008 Registration Statement”).
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 5, 2008.
10.1

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.2	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.3	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.4	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.5	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.6	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.
10.7	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.8	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.9	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.10	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.11	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.12	Distillers’ grains Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013
10.13	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.14	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.15	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.16	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.17	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.18	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.19	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.20	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.21	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.22	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.23	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.24	Allonge Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.25	Loan Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.26	Promissory Note dated March 30, 2015 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.27	Security Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.28	Collateral Assignment dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.29	Guaranty dated March 30, 2015 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.30	Restructure Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC and Swan Engineering, Inc.	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2015.
10.31	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2016 and October 31, 2015, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2016, 2015, and 2014, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2016, 2015, and 2014, and (v) the Notes to Consolidated Financial Statements.

*   Indicates compensatory agreement.

†   Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].