Form 10-Q
period 2017-01-31
Heron Lake BioEnergy, LLC
filed 2017-03-17
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2017

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

As of March 17, 2017, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$1,110,551	$1,297,644
Accounts receivable	3,972,895	4,607,202
Inventory	6,764,127	5,864,545
Commodity derivative instruments	447,005	662,338
Prepaid expenses and other current assets	207,974	181,853
Total current assets	12,502,552	12,613,582

Property and Equipment, net	49,596,296	50,376,210

Other Assets
Other intangible assets, net	74,463	84,000
Other assets	697,254	697,254
Total other assets	771,717	781,254

Total Assets	$62,870,565	$63,771,046

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$462,086	$490,057
Checks drawn in excess of bank balance	636,678	1,866,683
Accounts payable	2,363,114	4,878,210
Commodity derivative instruments	6,081	—
Accrued expenses	449,709	397,407
Total current liabilities	3,917,668	7,632,357

Long-Term Debt, less current portion	1,292,753	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both January 31, 2017 and October 31, 2016	56,332,009	53,499,596
Non-controlling interest	1,328,135	1,245,424
Total members' equity	57,660,144	54,745,020

Total Liabilities and Members' Equity	$62,870,565	$63,771,046

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2017	January 31, 2016
	(unaudited)	(unaudited)
Revenues	$27,390,074	$26,588,565

Cost of Goods Sold	23,975,843	25,730,984

Gross Profit	3,414,231	857,581

Operating Expenses	(846,697)	(808,634)

Operating Income	2,567,534	48,947

Other Income (Expense)
Interest income	420	253
Interest expense	(31,387)	(58,674)
Other income, net	378,557	67,678
Total other income, net	347,590	9,257

Net Income	2,915,124	58,204

Less: Net Income Attributable to Non-controlling Interest	(82,711)	(83,759)

Net Income Attributable to Heron Lake BioEnergy, LLC	$2,832,413	$(25,555)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.04	$0.00

Distributions Per Unit (Class A and B)	$0.00	$0.05

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2017	January 31, 2016
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net income	$2,915,124	$58,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,238,782	1,184,553
Gain on sale of asset	(45,000)	—
Change in fair value of commodity derivative instruments	(219,629)	(253,684)
Change in operating assets and liabilities:
Restricted cash	—	(363,291)
Accounts receivable	634,307	924,164
Inventory	(899,582)	(233,176)
Commodity derivative instruments	441,043	(176,050)
Prepaid expenses and other current assets	(26,121)	(1,672,711)
Accounts payable	(2,578,869)	66,685
Accrued expenses	52,302	804,595
Net cash provided by operating activities	1,512,357	339,289

Cash Flows from Investing Activities
Capital expenditures	(385,558)	(718,062)
Proceeds from disposal of asset	45,000	—
Net cash used in investing activities	(340,558)	(718,062)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	4,613,122
Proceeds from (payments on) checks drawn in excess of bank balance	(1,230,005)	3,505,086
Payments on long-term debt	(128,887)	(3,721,574)
Distributions to Heron Lake BioEnergy, LLC members	—	(3,896,605)
Distribution to non-controlling interest	—	(80,997)
Net cash provided by (used in) financing activities	(1,358,892)	419,032

Net increase (decrease) in cash	(187,093)	40,259

Cash—Beginning of period	1,297,644	1,126,283

Cash—End of period	$1,110,551	$1,166,542

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$31,387	$58,674

Supplemental Disclosure of Non-Cash Investing, Operating and Financing Activities
Capital expenditures included in accounts payable	$63,773	$164,491

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Heron Lake BioEnergy, LLC owns and operates an ethanol plant near Heron Lake, Minnesota with a permitted capacity of approximately 72.3 million gallons per year of undenatured ethanol on a twelve-month rolling sum basis.  In addition, Heron Lake BioEnergy, LLC produces and sells distillers’ grains with solubles and corn oil as co-products of ethanol production.

Heron Lake BioEnergy, LLC’s wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), owns 73% of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC 's ethanol production facility and other customers.

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2017 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2016, contained in the Company’s annual report on Form 10-K.

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

Non-controlling Interest

Amounts recorded as non-controlling interest on the balance sheets relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Pursuant to the firm natural gas transportation agreement,  Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term ending on October 31, 2021, with one automatic renewal option to extend the term for an additional  five years.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

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

January 31, 2017

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS. Comparatively, the EPA established RVOs requirements for the RFS for calendar years 2014, 2015, and 2016 were below the original requirements set by the RFS. In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself. Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS and/or continued political uncertainty under the new administration regarding the RFS could result in a significant decrease in ethanol demand. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline; however, due to a decline in oil and gasoline prices, ethanol traded at a premium to gasoline during much of the three months ended January 31, 2017, causing a disincentive for discretionary blending of ethanol. However, in January 2017, the oil and gasoline prices rose resulting in ethanol trading at a discount to gasoline since January 2017, which may encourage discretionary blending of ethanol beyond the required blend rate. Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition.

3.INVENTORY

Inventory consisted of the following:

	January 31, 2017	October 31, 2016
	(unaudited)
Raw materials	$1,289,879	$1,434,854
Work in process	711,838	696,013
Finished Goods	3,806,512	2,713,716
Supplies	955,898	1,019,962
Totals	$6,764,127	$5,864,545

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, as a component of cost of goods sold, the Company recorded a loss on ethanol inventories of approximately $191,000 and $261,000 for the three months ended January 31, 2017 and 2016, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

4.DERIVATIVE INSTRUMENTS

As of January 31, 2017, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,630,000 bushels, comprised of long corn positions on 3,250,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 2,380,000 bushels that were entered into to hedge forecasted corn purchases through December 2017. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2017, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through March 2017.

As of January 31, 2017, the Company had no cash collateral (restricted cash) related to corn derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2017, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$6,081
Ethanol contracts	Commodity derivative instruments	447,005	—
Totals		$447,005	$6,081

As of October 31, 2016, the total notional amount of the Company's outstanding corn derivative instruments was approximately 4,285,000 bushels, comprised of long corn positions on 3,100,000 bushels that were entered into to hedge forecasted ethanol sales through March 2017, and short corn positions on 1,185,000 bushels that were entered into to hedge forecasted corn purchases through August 2017.     There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.  As of October 31, 2016, the Company had no cash collateral (restricted cash) related to corn derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at October 31, 2016, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$388,525	$—
Ethanol contracts	Commodity derivative instruments	273,813	—
Totals		$662,338	$—

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended January 31,
	Operations location	2017	2016
Corn contracts	Cost of goods sold	$(56,628)	$187,387
Ethanol contracts	Revenues	276,257	44,747
Natural gas contracts	Cost of goods sold	—	21,550
Total gain		$219,629	$253,684

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

5.FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at January 31, 2017:

			Fair Value Measurement Using
	Carrying Amount		Quoted Prices in	Significant Other	Significant
	in Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	January 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$447,005	447,005	$256,562	$190,443	$—
Financial Liabilities
Commodity Derivative instruments - Corn	$6,081	$6,081	$6,081	$—	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount		Quoted Prices in	Significant Other	Significant
	in Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$388,525	$388,525	$388,525	$—	$—
Commodity Derivative instruments - Ethanol	$273,813	$273,813	$273,813	$—	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of ethanol Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

6.DEBT FINANCING

Long-term debt consists of the following:

	January 31, 2017	October 31, 2016
	(unaudited)
Revolving term note payable to lending institution, see terms below.	$—	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,516,977	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	87,862	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. The note is due September 2017. The electrical company is a member of the Company.	50,000	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 4.78% and 4.53% at January 31, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	100,000	200,000
Totals	1,754,839	1,883,726
Less amounts due within one year	462,086	490,057
Net long-term debt	$1,292,753	$1,393,669

Revolving Term Note

The Company has a revolving term note payable with a lender, under which the Company could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 2, 2022 maturity date.  However, the amount available for borrowing under the revolving term note reduces by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. There was no outstanding balance on this facility at January 31, 2017, and October 31, 2016. Therefore, the aggregate principal amount available to the Company for borrowing at January 31, 2017, and October 31, 2016 was $21,000,000.  The amount available for borrowing under this facility was further reduced at March 1, 2017 to $17,500,000.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.03% and 3.45% at January 31, 2017, and October 31, 2016, respectively. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

The credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural,  and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of January 31, 2017 and October 31, 2016, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the revolving term loan and was appointed the administrative agent for the purpose of servicing the loan.  As a result, CoBank will act as the agent for AgStar with respect to the credit facility. The Company agreed to pay CoBank an annual fee of $2,500 as the agent for AgStar.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

Estimated annual maturities of long-term debt at January 31, 2017 are as follows based on the most recent debt agreements:

2018	$462,086
2019	333,015
2020	307,467
2021	326,798
2022	325,473
Total debt	$1,754,839

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2017, the Company had cash and basis contracts for forward corn purchase commitments totatling approximately 7,740,000 bushels of corn for various delivery periods through October 2017.

Ethanol Forward Contracts

At January 31, 2017, the Company had fixed and basis contracts to sell approximately $12,779,000 of ethanol for various delivery periods through March 2017.

Distillers’ Grains Forward Contracts

At January 31, 2017, the Company had forward contracts to sell approximately $1,255,000 of distillers’ grains for various delivery periods  through March 2017.

Corn Oil Forward Contracts

At January 31, 2017, the Company had forward contracts to sell approximately $304,000 of corn oil for various delivery periods  through February 2017.

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at both January 31,and October 31, 2016.

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2026.  Rent expense for these leases was approximately $540,000 and $533,000 for the three months ended January 31, 2017 and 2016, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $108,000 and $114,000 for the three months ended January 31, 2017 and 2016, respectively.

Corn Purchases - Members

The Company purchased approximately $3,025,000 and $5,570,000 of corn from board members for the three months ended January 31, 2017 and 2016.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $2,000 and $3,000 during the three months ended January 31, 2017 and 2016, respectively.

Swan Engineering

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid approximately $48,000 and $44,000 for the monthly base fee and variable customer management fee for the three months ended January 31, 2017 and 2016, respectively. The new management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The Company recorded project management fees of approximately $10,000 and $38,000 for the three months ended January 31, 2017 and 2016, respectively. The new project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

11.BUSINESS SEGMENTS

The Company groups its operations into the following two business segments:

Ethanol Production	Ethanol and co-product production and sales
Natural gas pipeline	Ownership and operations of natural gas pipeline

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2017

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended
	January 31, 2017	January 31, 2016
Revenue:	(unaudited)	(unaudited)
Ethanol production	$26,964,891	$26,248,829
Natural gas pipeline	868,635	788,959
Eliminations	(443,452)	(449,223)
Total Revenue	$27,390,074	$26,588,565

	Three Months Ended
	January 31, 2017	January 31, 2016
Operating Income:	(unaudited)	(unaudited)
Ethanol production	$2,194,198	$(332,118)
Natural gas pipeline	563,930	598,038
Eliminations	(190,594)	(216,973)
Operating Income	$2,567,534	$48,947

	January 31, 2017	October 31, 2016
Total Assets:	(unaudited)
Ethanol production	$50,260,611	$51,080,443
Natural gas pipeline	12,609,954	12,690,603
Total Assets	$62,870,565	$63,771,046

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2017 and 2016. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2016 and of this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

•

Fluctuations in the price of ethanol as a result of a number of factors, including: the price and availability of competing fuels; the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn; and government policies;

•	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
•

Fluctuations in the availability and price of corn, resulting from factors such as domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;

•	Fluctuations in the availability and price of natural gas, which is may be affected by by factors such as weather, drilling economics, overall economic conditions and government regulations;
•	Negative operating margins which may result from lower ethanol and/or high corn prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Overcapacity and oversupply in the ethanol industry;
•

Ethanol may trading at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuels Standard (“RFS”) and consequently negatively impacting ethanol prices and demand;

•

Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•

Any effect on prices and demand for our products resulting from actions in international markets, particularly the Chinese government’s imposition of increased tariffs on ethanol exported to China and anti-dumping and countervailing duties on U.S. distillers’ grains exported to China;

•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant; and
•	Our reliance on key management personnel.

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

Overview

Heron Lake BioEnergy, LLC (“Heron Lake BioEnergy” or  “HLBE”) is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota. Our business consists of the production and sale of our ethanol throughout the continental U.S. and sale of its co-products (wet, modified wet and dried distillers’ grains, corn oil and corn syrup) locally, and throughout the continental U.S. Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), we own a controlling interest of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC 's ethanol production facility and other customers.

When we use the terms “we”, “us”, “our”, the “Company” or similar words in this Annual Report on Form 10‑Q, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned and majority owned subsidiaries.

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

We have entered into a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”). GFE owns approximately 50.6% of our outstanding membership units. Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers. The management services automatically renews for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Natural Gas Pipeline

We own a controlling 73% interest in Agrinatural, a natural gas distribution and sales company located in Heron Lake, Minnesota. Agrinatural owns approximately 187 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company. Agrinatural's revenues are generated through natural gas distribution fees and sales. The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

The Company has entered into two intercompany credit facilities with Agrinatural: the July 2014 credit facility, as amended (the “Orginal Credit Facility”) and the March 2015 credit facility, as amended (the “Additional Credit Facility”). Under the Orignal Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural. Details of these credit facilities to Agrinatural are provided below in the section below entitled “PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

During the normal course of business, the Company enters into transactions between its two operating segments as a result of HLBE’s firm natural gas transportation agreement with Agrinatural. These intersegment activities are recorded by each segment at prices approximating market and treated as if they are third-party transactions. Consequently, these transactions impact segment performance. However, the revenues and corresponding costs are eliminated in consolidation and do not impact the Company’s unaudited condensed consolidated results.

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

Additionly, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative. If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plant may not generate adequate cash flow for operations. In such cases, we may reduce or cease production at our ethanol plant in order to minimize our variable costs and optimize cash flow.

The Renewable Fuels Standard

The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage. Under the provisions of the RFS, the Environmental Protection Agency (“EPA”) must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers,  which affects the domestic market for ethanol. The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the RVO requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original statutory requirement for conventional ethanol, and is considered a favorable outcome by the industry.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself.  However, to the extent federal laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 22,  2017. Comments submitted are now under review by the EPA.

The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.  On February 28, 2017, the RFA reported that the Trump administration was reportedly considering an executive order to direct the EPA to move the point of obligation. On March 1, 2017, the Trump Administration announced that an executive order to change the point of obligation under the RFS was not imminent.  However, the chaotic nature of the news on shifting the point of obligation and the White House response resulted in significant short-term fluctuations in the corn, ethanol and RIN markets.

Current ethanol production capacity exceeds the EPA’s 2017 RVO mandates which can be satisfied by corn based ethanol.  Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, beyond the federal mandates, there are limited markets for ethanol. Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary blending develops.

Results of Operations for the three months ended January 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended January 31, 2017		Three Months Ended January 31, 2016
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$27,390	100.0%	$26,589	100.0%
Cost of Goods Sold	23,976	87.5%	25,731	96.8%
Gross Profit	3,414	12.5%	858	3.2%
Operating Expenses	(847)	(3.1)%	(809)	(3.0)%
Operating Income	2,567	9.4%	49	0.2%
Other Income, net	348	1.3%	9	0.0%
Net Income	2,915	10.7%	58	0.2%
Less: Net Income Attributable to Noncontrolling Interest	(83)	(0.3)%	(84)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$2,832	10.4%	$(26)	(0.1)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup. Revenues from our ethanol production segment represented approximately 98.4%  and 98.7%  of our total revenues for the three months ended January 31, 2017 and 2016, respectively. Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 1.6% and 1.3%  of our consolidated revenues for the three months ended January 31, 2017 and 2016, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$21,890	79.9%
Distillers' grains sales	3,729	13.6%
Corn oil sales	1,184	4.3%
Corn syrup sales	162	0.6%
Agrinatural revenues (net of intercompany eliminations)	425	1.6%
Total Revenues	$27,390	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016:

	Three Months Ended January 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$20,703	77.9%
Distillers' grains sales	4,306	16.2%
Corn oil sales	1,042	3.9%
Corn syrup sales	198	0.7%
Agrinatural revenues (net of intercompany eliminations)	340	1.3%
Total Revenues	$26,589	100.0%

Our total consolidated revenues increased by approximately 3.0% for the three months ended January 31, 2017, as compared to the three months ended January 31, 2016 due to increases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31, 2017		Three Months Ended January 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,321	$1.43	15,904	$1.30
Distillers' grains (tons)	38	$98.04	38	$114.23
Corn oil (pounds)	4,314	$0.27	4,639	$0.22

Ethanol

Total revenues from sales of ethanol increased by approximately 5.7% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to an approximately 9.8%  increase in the average price per gallon we received for our ethanol, which was offset by a  decrease of approximately 3.7% in the volume of ethanol sold.

This increase in average market price for the three months ended January 31, 2017 compared to the same period of 2016 is due to several factors. Strong domestic demand and export demand, as well as higher market prices for crude oil and gasoline, put upward pressure on ethanol prices.  In comparison, for the three months ended January 31, 2016, lower crude oil and gasoline prices and the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 had a negative effect on ethanol prices.

Ethanol exports have provided support for ethanol prices, especially as domestic ethanol stocks have grown.  A decrease in U.S. ethanol exports could contribute to higher ethanol stocks and additional decrease in domestic ethanol prices unless additional domestic demand due to discretionary blending develop. In January 2017, China increased its tariff on ethanol imported from the U.S to 30% as of January 1, 2017, up from a 5% tariff in 2016.  U.S. exports of ethanol to China were at a historical high in 2016, as China was one of the top buyers of U.S. ethanol.  Management cannot estimate the effect this tariff will have on the domestic ethanol market.  While ethanol exports to China continue, if ethanol prices increase, these exports to China may cease. Further, ethanol exports could potentially be higher without the higher Chinese tariff. However, it is possible that declines in domestic ethanol prices could result if export demand for U.S. ethanol by China decreases due to the higher tariff unless additional demand from domestic discretionary blending or other foreign markets develop.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. Declines in the price of corn or crude oil and wholesale gasoline markets could have a significant negative impact on the market price of ethanol and our profitability particularly if domestic ethanol stocks continue to build. The ethanol industry is currently experiencing growth in production capacity, predominantly through plant optimization and expansions versus new construction projects, which may result in oversupply that could negatively affecting prices unless additional domestic or export demand can be created.

We produced and sold fewer gallons of ethanol during the three months ended January 31, 2017 compared to the same period of 2016 primarily due to a slight decrease in production for the three months ended January 31, 2017.  We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2017, we had approximately 1.3 million gallons of fixed and basis contracts for forward ethanol sales valued at approximately $12.8 million for delivery periods through March 2017.  Separately, ethanol derivative instruments resulted in a gain of approximately $276,000 during the three months ended January 31, 2017.  In comparison, during the three months ended January 31, 2016,  our ethanol derivative instruments resulted in a gain of approximately $45,000.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 13.4% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to an approximately 14.2% decline in the average price per ton we received for our distillers’ grains. Our total tons of distillers’ grains sold was relatively unchanged from period to period, increasing by approximately 0.9% during the three months ended January 31, 2017 compared to the same period of 2016 due to an increase in the amount of wet distillers’ grains produced and sold and decreases in the amount of corn oil produced at the plant.    Management anticipates relatively stable distillers’ grains production going forward.

Management believes the decline in the selling price results primarily from weaker imports of domestic dried distillers’ grains by China, a significant buyer of domestic distillers’ grains, as well as the increased grain supplies for corn and soybeans, resulting in lower market grain prices during the three months ended January 31, 2017.  The Chinese government commenced an anti-dumping investigation in January 2016 into distillers’ grains produced in the U.S. culminating in the imposition by China of anti-dumping and anti-subsidy duties on U.S. imports which has had a negative effect on export demand from China. Last fall, China issued a preliminary ruling imposing immediate anti-dumping and anti-subsidy duties on distillers grains that are produced in the United States. On January 10, 2017, China then announced a final ruling increasing anti-dumping and anti-subsidy duties, which were significantly higher than the anti-dumping duties and anti-subsidy tariffs imposed in its preliminary ruling. The imposition of these duties are expected to result in a further decline in demand from this top importer and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Management believes the local market for distillers grains was impacted less by the Chinese trade issues and as a result the decrease in modified distillers grains prices was less compared to the decrease in dried distillers grains prices. Management anticipates distillers grains prices will remain lower during the remaining quarters of our 2017 fiscal year as a result of the Chinese tariffs along with increased corn availability.  Domestic prices for distillers’ grains could also remain low due to expansion of production capacity in the ethanol industry or if corn prices decline and end-users switch to lower priced alternatives.

At January 31, 2017, we had forward distillers’ grains sales contracts valued at $1.3 million at for various delivery periods through March 2017.

Corn Oil

Total revenues from sales of corn oil increased by approximately 13.6% for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to an approximately 22.2% increase in the average price per pound we received for our corn oil,  offset by an approximately 7.0%  decrease in pounds sold from period to period. The decrease in pounds sold from period to period was due reduced ethanol production and decreased oil extraction rates per bushel of corn for the three months ended January 31, 2017 compared to the same period of 2016.

Management attributes the increase in the corn oil prices we experienced in the three months ended January 31, 2017 due to increased demand from the biodiesel industry in November and December 2016, as well as increased demand from the corn oil feed market throughout the three months ended January 31, 2017. Management anticipates that corn oil demand due to biodiesel production will decrease as the biodiesel blenders' tax credit expired on December 31, 2016.

Management expects corn oil prices will remain relatively steady in the near term. However, corn oil prices may also decrease if biodiesel plants switch to lower priced alternatives such as soybean oil. The production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created. Management expects our corn oil production will be relatively stable going forward.

At January 31, 2017, we had forward corn oil sales contracts valued at $304,000 at for various delivery periods through February 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 6.8% for the three months ended January 31, 2017, compared to the three months ended January 31, 2016.  Likewise,  as a percentage of revenues, our cost of goods sold decreased to approximately 87.5% for the three months ended January 31, 2017, compared to approximately 96.8% for the same period in 2016 due to the widening of the margin between the price of ethanol and the price of corn. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. As a result, the cost of goods sold per gallon of ethanol produced for the three months ended January 31, 2017 was approximately $1.41 per gallon of ethanol sold compared to approximately $1.46 per gallon of ethanol produced for the three months ended January 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2017:

	Three Months Ended January 31, 2017
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$18,250	76.1%
Natural gas costs	1,827	7.6%
All other components of costs of goods sold	3,899	16.3%
Total Cost of Goods Sold	$23,976	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2016:

	Three Months Ended January 31, 2016
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$20,310	79.0%
Natural gas costs	1,399	5.4%
All other components of costs of goods sold	4,022	15.6%
Total Cost of Goods Sold	$25,731	100.0%

Corn

Our cost of goods sold related to corn was approximately 10.1% less for the three months ended January 31, 2017 compared to the same period of 2016,  due primarily to decrease of 2.4% in the number of bushels of corn processed coupled with an approximately 7.9%  decrease in the average price per bushel paid for corn from period to period. For the three months ended January 31, 2017 and 2016, we processed approximately 5.6 million and 5.7 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2017 was approximately 18.1%  greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and the expected 2016 carryout. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during our first fiscal quarter. Management anticipates that corn supplies will remain favorable during our 2017 fiscal year which should result in relatively stable corn prices. However, lower corn prices could impact the amount of corn which is planted during 2017 which could result in higher corn prices as our 2017 fiscal year progresses. Additionally, corn prices and availability may be volatile in the future due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2017, we had had approximately 7.7 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through October 2017.

Our corn derivative positions resulted in a loss of approximately $57,000 the three months ended January 31, 2017, which increased cost of goods sold, compared to a gain of approximately $187,000 for the three months ended January 31, 2016, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 30.6% for the three months ended January 31, 2017, compared to the three months ended January 31, 2016.  This increase in cost of natural gas for the three months ended January 31, 2017 as compared to the same period in 2016 was primarily the result of an increase in the average price per MMBTU of natural gas due to increased demand and lower production which have used up natural gas stocks that built up in 2015.

Management anticipates that natural gas prices may increase in the future if natural gas procedures continue to decrease production or shut down wells.  Natural gas prices will continue to be dependent upon major supply disruptions due to production problems or catastrophic weather events.

We had no gain or loss on natural gas derivative instruments during the three months ended January 31, 2017, compared to a gain of approximately $22,000 during the three months ended January 31, 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended January 31, 2017, increased approximately 4.7% compared to the three months ended January 31, 2016. This increase was primarily due to an increase in our property taxes which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plants were exempt from property tax. Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended January 31, 2017 was approximately $2.6 million compared to approximately $49,000 for the same period 2016.  This increase resulted largely from increased prices for our ethanol and the widening of our net operating margin.

Other Income, Net

We had net other income of approximately $348,000 during the three months ended January 31, 2017 compared to net other income of approximately $9,000 the three months ended January 31, 2016.  We had more other income during the three months ended January 31, 2017 compared to the three months ended January 31, 2016 due to patronage income and decreased interest expense as a result of less borrowings under our credit facilities during the 2017 period.

Changes in Financial Condition at January 31, 2017 and October 31, 2016

The following table highlights our financial condition at January 31, 2017 and October 31, 2016 (amounts in thousands):

	January 31, 2017	October 31, 2016
	(unaudited)
Current Assets	$12,503	$12,614
Total Assets	$62,871	$63,771
Current Liabilities	$3,918	$7,632
Long-Term Debt, less current portion	$1,293	$1,394
Members' Equity attributable to Heron Lake BioEnergy, LLC	$56,332	$53,500
Non-Controlling Interest	$1,328	$1,245

Total assets decreased approximately 1.4% at January 31, 2017 compared to October 31, 2016.  This decrease is primarily due to a decrease in total current assets of approximately $110,000 and a decrease of $780,000 in property and equipment at January 31, 2017 compared to October 31, 2016. The approximately 0.9% decrease in current assets is due primarily to a decreases in accounts recievable of approximately $634,000, the value of our commodity derivative instruments of approximately $215,000, and cash on hand of approximately $187,000 at January 31, 2017 compared to October 31, 2016.  Offsetting the decrease in accounts receivable, commodity derivative instruments and cash on hand was an increase of approximately $900,000 in inventory at January 31, 2017 compared to October 31, 2016.

Property and equipment, less accumulated depreciation, totaled approximately $49.6 million at January 31, 2017 compared to $50.4 million at October 31, 2016.  The decrease is due to depreciation expense during the three months ended January 31, 2017.

Current liabilities at January 31, 2017 decreased by approximately $3.7 million compared to October 31, 2016. This decrease was primarily due to decreases of $1.2 million in checks drawn in excess of bank balance and $2.5 million in accounts payable at January 31, 2017 compared to October 31, 2016. The decrease in accounts payable is due primarily to the timing of payments to vendors and lower corn prices during the three months ended January 31, 2017, which reduced the amount of our corn payable at January 31, 2017. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender.

Our long-term debt decreased approximately $101,000 at January 31, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased by approximately $2.8 million at January 31, 2017 compared to October 31, 2016. The increase was a result of net income attributable to Heron Lake BioEnergy, LLC of approximately $2.8 million for the three months ended January 31, 2017.

Noncontrolling interest totaled approximately $1.3 million and $1.2 million at January 31, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 27% noncontrolling interest in Agrinatural at January 31, 2017 and October 31, 2016.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Three Months Ended January 31,
	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$1,512	$339
Net cash used in investing activities	$(340)	$(718)
Net cash provided by (used in) financing activities	$(1,359)	$419
Net increase (decrease) in cash	$(187)	$40

Operating Cash Flows

During the three months ended January 31, 2017, cash flows from operating activities increased by approximately $1.2 million compared to the three months ended January 31, 2016. This increase from period to period resulted largely from an  approximately $2.9 million increase in our net income, offset by a net decrease of approximately $1.4 million of various working capital items.

Investing Cash Flows

During the three months ended January 31, 2017,  cash used in investing activities decreased 46.3% compared to the same period of 2016 This change was primarily due to a decrease in capital expenditures for construction in progress and partially offset by proceeds from disposal of property and equipment.  During the three months ended January 31, 2017, we used cash for general plant maintenance and improvement. Comparatively, during the three months ended January 31, 2016,  our primary capital expenditure project was replacement of the plant’s RTO.

Financing Cash Flows

Cash used in financing activities totaled approximately $1.4 million for the three months ended January 31, 2017.  During the three months ended January 31, 2016, cash provided by financing activities totaled approximately $419,000.  During the three months ended January 31, 2017,  we used cash to make payments of approximately $129,000 on our long-term debt and decreased approximately $1.2 million on checks in excess of bank balance. For the same period of 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders and payments of approximately $3.7 million on our long-term debt, offset by proceeds of approximately $4.6 million from our long-term debt and proceeds of $3.5 million from checks in excess of bank balance.

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

Under the AgStar revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. As a result, the aggregate principal commitment available under this facility at January 31, 2017 was $21.0 million.  There was no outstanding balance on the revolving term loan at January 31, 2017 and October 31, 2016.  Therefore, the aggregate principal amount available to HLBE for additional borrowing at January 31, 2017 and October 31, 2016 was $21.0 million. The amount available for borrowing under this facility was further reduced at March 1, 2017 to $17.5 million.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 4.03% and 3.45% at January 31, 2017 and October 31, 2016, respectively. We also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of our assets including a subsidiary guarantee.

This credit facility is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

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

As of  January 31, 2017,  the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its AgStar credit facility. If we fail to comply with the terms of our credit agreement with AgStar, and AgStar refuses to waive the non-compliance, AgStar could terminate the credit facility and any commitment to loan funds to the Company.

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

There was a total of approximately $1.6 million in outstanding water revenue bonds at January 31, 2017 and October 31, 2016. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $50,000 and $69,000 at January 31, 2017, and October 31, 2016, respectively.

We also have a note payable to the minority owner of Agrinatural in the amount of $100,000 and $200,000 at January 31, 2017 and October 31, 2016, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.    The interest rate on this note payable was 4.78% and 4.53% at January 31, 2017 and October 31, 2016, respectively.

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

The balance of this loan was approximately $2.3 million at January 31, 2017 and $2.4 million at October 31, 2016.

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

The balance of this loan was approximately $2.9 million at January 31, 2017 and $2.9 million at October 31, 2016.

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

At January 31, 2017, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from January 31, 2017.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
January 31, 2017	January 31, 2017	Adverse Change	Change to Income
$100,000	4.78%	5.26%	$500

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

As of January 31, 2017, we had price protection in place for approximately 23% of our anticipated corn needs and approximately 6% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for both of the GFE and HLBE plants for a one year period from January 31, 2017.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	January 31, 2017	Change to Income
Ethanol	58,900,000	Gallons	10.0%	$7,800,000
Corn	16,600,000	Bushels	10.0%	$5,300,000
Natural Gas	1,800,000	MMBTU	10.0%	$700,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Tariffs imposed on ethanol exports to China have recently been increased by the Chinese government and could negatively affect the demand and pricing for ethanol.

In Janaury 2017, the Chinese government increased the ethanol tariff for U.S. ethanol imports into China to 30%. Previoulsy, the Chinese tariff on U.S. ethanol imported to China was was 5%.  Exports of U.S. ethanol to China were at a historical high in 2016, as China was one of the top buyers of U.S. ethanol.  We cannot estimate the exact effect this tariff will have exports to China or on the overall domestic ethanol market.  It is possible the higher tariff could reduce ethanol prices in the domestic market by decreasing Chinese import demand for U.S. ethanol. Additionally, if ethanol prices increase, exports to China may cease as a result of the increased tariff. Further, ethanol exports could potentially be higher without the increased Chinese tariff. In addition, if other importers of U.S. ethanol reduce their imports, it could negatively impact ethanol prices in the U.S. and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Government mandates policies affecting ethanol usage could change and impact the ethanol market.

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors and importers,  which affects the domestic market for ethanol.  The EPA assigns individual refiners, blenders and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the RVO requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional ethanol RFS requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 2017. Comments submitted are now under review by the EPA.

The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers. On February 28, 2017, the RFA reported that the Trump administration was reportedly considering an executive order to direct the EPA to move the point of obligation. On March 1, 2017, the Trump Administration announced that an executive order to change the point of obligation under the RFS was not imminent.  However, the chaotic nature of the news on shifting the point of obligation and the White House response resulted in significant short-term fluctuations in the corn, ethanol and RIN markets.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. Industry organizations such as the Renewable Fuels Association and Growth Energy believe this action is simply procedural with a new administration, and do not expect it to result in any substantive changes to the rule itself.  However, to the extent federal laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, changes to the RFS which could significantly affect the market price of RINs could in turn negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three months ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 17, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 17, 2017	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer