Form 10-Q
period 2017-04-30
Heron Lake BioEnergy, LLC
filed 2017-06-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2017

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

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Smaller reporting company ☐
Non-accelerated filer ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 14, 2017, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2017	October 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$7,204,428	$1,297,644
Restricted Cash	178,766	—
Accounts receivable	359,729	4,607,202
Inventory	5,648,021	5,864,545
Commodity derivative instruments	210,593	662,338
Prepaid expenses and other current assets	355,726	181,853
Total current assets	13,957,263	12,613,582

Property and Equipment, net	48,597,726	50,376,210

Other Assets
Other intangible assets, net	64,926	84,000
Other assets	697,254	697,254
Total other assets	762,180	781,254

Total Assets	$63,317,169	$63,771,046

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$444,123	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	2,291,939	4,878,210
Accrued expenses	562,715	397,407
Total current liabilities	3,298,777	7,632,357

Long-Term Debt, less current portion	1,281,710	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both April 30, 2017 and October 31, 2016	57,351,130	53,499,596
Non-controlling interest	1,385,552	1,245,424
Total members' equity	58,736,682	54,745,020

Total Liabilities and Members' Equity	$63,317,169	$63,771,046

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$25,990,784	$25,241,981	$53,380,858	$51,830,546

Cost of Goods Sold	24,140,518	24,321,911	48,116,361	50,052,895

Gross Profit	1,850,266	920,070	5,264,497	1,777,651

Operating Expenses	(769,672)	(811,959)	(1,616,369)	(1,620,593)

Operating Income	1,080,594	108,111	3,648,128	157,058

Other Income (Expense)
Interest income	1,788	222	2,208	475
Interest expense	(25,803)	(90,268)	(57,190)	(148,942)
Other income, net	19,958	27,546	398,515	95,224
Total other income (expense), net	(4,057)	(62,500)	343,533	(53,243)

Net Income	1,076,537	45,611	3,991,661	103,815

Less: Net Income Attributable to Non-controlling Interest	(57,417)	(58,869)	(140,128)	(142,628)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$1,019,120	$(13,258)	$3,851,533	$(38,813)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.01	$0.00	$0.05	$0.00

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.00	$0.05

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2017	April 30, 2016
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net income	$3,991,661	$103,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,480,740	2,368,635
Gain on sale of asset	(45,000)	—
Change in fair value of commodity derivative instruments	(142,694)	(142,105)
Change in operating assets and liabilities:
Restricted cash	(178,766)	(443,133)
Accounts receivable	4,247,473	4,476,925
Inventory	216,524	298,262
Commodity derivative instruments	594,440	822,892
Prepaid expenses and other current assets	(173,873)	(86,738)
Accounts payable	(2,773,771)	(1,706,048)
Accrued expenses	165,308	157,244
Net cash provided by operating activities	8,382,042	5,849,749

Cash Flows from Investing Activities
Capital expenditures	(495,682)	(1,033,545)
Proceeds from disposal of asset	45,000	—
Net cash used in investing activities	(450,682)	(1,033,545)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	7,611,182
Payments on checks drawn in excess of bank balance	(1,866,683)	(838,449)
Payments on long-term debt	(157,893)	(7,786,568)
Distributions to Heron Lake BioEnergy, LLC members	—	(3,896,605)
Distribution to non-controlling interest	—	(81,000)
Net cash used in financing activities	(2,024,576)	(4,991,440)

Net increase (decrease) in cash	5,906,784	(175,236)

Cash—Beginning of period	1,297,644	1,126,283

Cash—End of period	$7,204,428	$951,047

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$57,190	$148,942

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$187,500	$721,811

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April  30, 2017 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% noncontrolling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2017

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

Inventory

Inventory is stated at the lower of cost or net realizable value.  Cost for all inventories is determined using the first in first out method (FIFO). Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and spare parts. Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers’ grains, and corn oil.

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

2.RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are derived from the sale and distribution of ethanol and distillers’ grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 75% to 85% of total revenues and corn costs average 70% to 90% of cost of goods sold.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS. However, in January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. On March 20, 2017, following the termination of the Trump administration’s regulatory freeze, the EPA allowed the previously announced 2017 RVOs to go into effect. Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of and legislative efforts in Congress. Successful reduction or repeal of the blending requirements of the RFS and/or continued political uncertainty under the new administration regarding the RFS could result in a significant decrease in ethanol demand. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Ethanol has historically traded at a discount to gasoline. However, any declines in crude oil and unleaded gasoline prices could have a negative impact on the market price of ethanol which could cause ethanol to trade at a premium to gasoline.  When ethanol trades at a premium to gasoline,  a disincentive for discretionary blending of ethanol beyond the required RFS blend rate results.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices decrease, that could have a negative impact on ethanol pricing and demand, which could result in a material adverse effect on our business, results of operations and financial condition. Further, the ethanol industry is currently experiencing growth in production capacity, largely through plant optimization and expansions versus new construction. If ethanol supply increases at a greater pace compared to ethanol demand, it could result in oversupply and negatively affecting prices unless additional demand can be created.

3.INVENTORY

Inventory consisted of the following:

	April 30, 2017	October 31, 2016
	(unaudited)
Raw materials	$770,268	$1,434,854
Work in process	732,070	696,013
Finished Goods	3,072,668	2,713,716
Supplies	1,073,015	1,019,962
Totals	$5,648,021	$5,864,545

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $0 and $173,000 for the six months ended April 30, 2017 and 2016, respectively.

4.DERIVATIVE INSTRUMENTS

As of April 30, 2017, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 3,315,000 bushels, comprised of long corn positions on 1,200,000 bushels that were entered into to hedge forecasted ethanol sales through July 2017, and short corn positions on 2,115,000 bushels that were entered into to hedge forecasted corn purchases through July 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2017,  the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 2,940,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of April 30, 2017, the Company had $178,766 of cash collateral (restricted cash) and approximately $218,000 due to broker related to corn derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at April 30, 2017, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$60,813	$—
Ethanol contracts	Commodity derivative instruments	149,780	—
Totals		$210,593	$—

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations location	2017	2016	2017	2016
Corn contracts	Cost of goods sold	$470,114	$(124,689)	$413,486	$62,698
Ethanol contracts	Revenues	(547,049)	13,110	(270,792)	57,857
Natural gas contracts	Cost of goods sold	—	—	—	21,550
Total gain (loss)		$(76,935)	$(111,579)	$142,694	$142,105

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

5.FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at April 30, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	April 30, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$60,813	$60,813	$60,813	$—	$—
Commodity Derivative instruments - Ethanol	$149,780	$149,780	$20,000	$129,780	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$388,525	$388,525	$388,525	$—	$—
Commodity Derivative instruments - Ethanol	$273,813	$273,813	$273,813	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

6.DEBT FINANCING

Long-term debt consists of the following:

	April 30, 2017	October 31, 2016
	(unaudited)
Revolving term note payable to lending institution, see terms below.	$—	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,516,977	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	77,606	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. The note is due September 2017. The electrical company is a member of the Company.	31,250	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.00% and 4.53% at April 30, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	100,000	200,000
Totals	1,725,833	1,883,726
Less amounts due within one year	444,123	490,057
Net long-term debt	$1,281,710	$1,393,669

Revolving Term Note

The Company has a revolving term note payable with a lender, under which the Company could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 2, 2022 maturity date.  However, the amount available for borrowing under the revolving term note reduces by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. Therefore, the aggregate principal amount available to the Company for borrowing at April  30, 2017, and October 31, 2016 was $17,500,000 and $21,000,000, respectively.  There was no outstanding balance on this facility at April 30, 2017, and October 31, 2016.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.25% and 3.45% at April 30, 2017, and October 31, 2016, respectively. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

The credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural,  and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges or penalties. As of  April 30, 2017 and October 31, 2016, the Company was in compliance with these financial covenants and expects to be in compliance throughout fiscal 2017.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

Estimated annual maturities of long-term debt at April 30, 2017 are as follows based on the most recent debt agreements:

2018	$444,123
2019	322,733
2020	306,706
2021	326,798
2022	325,473
Total debt	$1,725,833

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2017, the Company had cash and basis contracts for forward corn purchase commitments totaling approximately 6,653,000 bushels of corn for various delivery periods through March 2018.

Ethanol Forward Contracts

At April 30, 2017,  the Company had fixed and basis contracts to sell approximately $13,810,000 of ethanol for various delivery periods through June 2017.

Distillers’ Grains Forward Contracts

At April 30, 2017, the Company had forward contracts to sell approximately $137,000 of distillers’ grains for delivery through May 2017.

Corn Oil Forward Contracts

At April 30, 2017, the Company had forward contracts to sell approximately $379,000 of corn oil for delivery through June 2017.

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at April 30, 2017 and October 31, 2016.

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2027.  Rent expense for these leases was approximately $438,000 and $710,000 for the three months ended April 30, 2017 and 2016, respectively. Rent expense for these leases was approximately $978,000 and $1,245,000 for the six months ended April 30, 2017 and 2016, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $91,000 and $80,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $199,000 and $193,000 for the six months ended April 30, 2017 and 2016, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $2,569,000 and $2,990,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $5,594,000 and $8,636,000 for the six months ended April 30, 2017 and 2016, respectively.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $1,000 and $2,000 for the three months ended April 30, 2017 and 2016, respectively.  Interest paid in relation to this note payable amounted to approximately $3,000 and $5,000 for the six months ended April 30, 2017 and 2016, respectively.

Swan Engineering

On March 27, 2015, Agrinatural executed a new management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the new management and operating agreement, SEI will continue to provide Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural will pay SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid monthly base fee and variable customer management fee of approximately $48,000 and $44,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $97,000 and $88,000 for the six months ended April 30, 2017 and 2016, respectively. The new management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

On March 27, 2015, Agrinatural also executed a new project management agreement with SEI. Pursuant to the new project management agreement, SEI will continue to supervise all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the new project management agreement, Agrinatural will pay SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's Board of Directors, excluding capitalized marketing costs. The Company recorded project management fees of approximately $2,000 and $1,000 for the three months ended April 30, 2017 and 2016, respectively, and approximately $12,000 and $39,000 for the six months ended April 30, 2017 and 2016, respectively. The new project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2017

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$25,698,621	$25,001,160	$52,663,512	$51,249,989
Natural gas pipeline	716,978	665,980	1,585,613	1,454,939
Eliminations	(424,815)	(425,159)	(868,267)	(874,382)
Total Revenue	$25,990,784	$25,241,981	$53,380,858	$51,830,546

	Three Months Ended		Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$804,315	$223,603	$2,998,513	$(108,515)
Natural gas pipeline	441,408	168,863	1,005,338	665,555
Eliminations	(165,129)	(284,355)	(355,723)	(399,982)
Operating Income	$1,080,594	$108,111	$3,648,128	$157,058

	April 30, 2017	October 31, 2016
Total Assets:	(unaudited)
Ethanol production	$50,745,300	$51,080,443
Natural gas pipeline	12,571,869	12,690,603
Total Assets	$63,317,169	$63,771,046

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2017 and 2016. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2016  as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017, and this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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

Our ethanol plant has a nameplate capacity of 50 million gallons per year.  We have received EPA pathway approval and have obtained permits from the Minnesota Pollution Control Authority to increase our production capacity to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We are currently operating above our stated nameplate capacity and intend to continue to do into the near future, dependent on industry conditions and plant profitability.

We have entered into a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”). GFE owns approximately 50.7% of our outstanding membership units. Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers. The management services automatically renews for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Plan of Operations for the Next Twelve Months

Over the next twelve months, we will continue our focus on operational improvements at our ethanol plant. These operational improvements include debottlenecking and exploring methods to improve ethanol yield per bushel and increasing production output at our plant over time dependent on industry conditions to take full advantage of our permitted production capacity, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report,  “PART I - Item 1. Business” and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016, and “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2017.

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

Management currently believes that our margins will remain steady during the remainder of fiscal year 2017. However, low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a negative impact on the market price of ethanol which could adversely impact our profitability. Further, the ethanol industry is currently experiencing growth in production capacity,  largely through plant optimization and expansions versus new construction. If ethanol supply increases at a greater pace compared to ethanol demand, it could result in oversupply and negatively affecting prices unless additional demand can be created.

Domestic ethanol inventories continued to increase during the three and six months ended April 30, 2017. The increased supply of ethanol was partially absorbed by higher blending rates resulting from higher gasoline demand. During the three months ended April 30, 2017, ethanol futures continued trading at a discount to gasoline, after trading at a premium for much of fiscal year 2016, which improved the economics of ethanol blending and encouraging discretionary blending as an oxygenate and octane enhancer for gasoline. Additionally, as the U.S. moves into its traditional summer driving season, gasoline demand and ethanol consumption is expected to increase over the next several months.   Management anticipates that increased gasoline demand in the summer months will positively impact ethanol prices.

Although ethanol exports have provided support for ethanol prices,  export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility.  If ethanol exports are lower during fiscal year 2017 compared to 2016, it could result in lower ethanol prices and could negatively impact our profitability. According to the U.S. Energy Information Administration (“EIA”), net U.S. ethanol exports are forecasted to exceed one billion gallons in 2017.  However, China, which was the second largest importer of U.S. ethanol in 2016, increased its ethanol import tariff from 5% to 30% as of January 1, 2017 on imports of U.S. ethanol. While ethanol exports to China continue, if ethanol prices increase, these exports to China may cease. Further, ethanol exports could potentially be higher without the higher Chinese tariff. However, it is possible that declines in domestic ethanol prices could result if export demand for U.S. ethanol by China decreases due to the higher tariff.

Despite the fall off of Chinese exports, ethanol export activity to other destinations has remained strong. Year-to-date domestic ethanol exports through March 31, 2017, were up approximately 56.4% compared to the same period in 2016, as reported by the EIA.  Increases in export sales of ethanol to a variety of foreign markets resulted from high blending demand from a variety of customers. For exports through March 31, 2017, the EIA reports that Brazil accounted for approximately 37.5% of the domestic ethanol export volumes, while Canada, India, the Philippines, and United Arab Emirates and accounted for approximately 18.9%, 18.3%, 8.0, and 5.36%, respectively.

Due the price of corn relative to sugar, corn-based ethanol from the United States continues to be more competitive relative to sugarcane-based Brazilian ethanol. As a result, U.S. ethanol was more attractive in the Brazilian market. However, both the Brazilian sugarcane industry and Brazilian ethanol producers are pushing the Brazilian government to institute a tariff on imported ethanol. To date, no tariff has been implemented. If Brazil's trade counsel imposes a tariff on ethanol imports from the U.S., demand from Brazil could decrease even if sugar prices remain high. Additionally, it is possible that declines in domestic ethanol prices could result if Brazilian export demand for U.S. ethanol declines, unless additional demand from domestic discretionary blending or other foreign markets develop.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers’ grains due to lower export demand and oversupply in the domestic market,  along with increased corn and soybean availability.  Export demand from China and Vietnam, historically two of the largest importers of U.S. produced distillers grains, has significantly declined. Last year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the U.S. which contributed to a decline in distillers grains shipped to China. In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. As a result of the imposition of these duties, exports of U.S. distillers’ grains to China have signicantly declined.

Additionally, exports of U.S. distillers’ grains to Vietnam have halted completely due to Vietnam’s imposition of stricter regulations on fumigation. In December 2016, Vietnam's Plant Protection Department issued a ruling that only methyl bromide would be acceptable as fumigation for bulk and container shipments of distillers’ grains, banning phosphine, the chemical generally used in the U.S. industry. The ruling cited concerns about containers arriving infested with the larger cabinet beetle although some in the industry believe that the infestation may be taking place as fumigated U.S. containers move overseas and are exposed to other containers on the ship that may carry insects.  Management anticipates distillers’ grains prices will remain lower during the remaining quarters of our 2017 fiscal year, unless additional domestic demand or other foreign markets develop.

Corn oil prices have also been adversely impacted by oversupply of corn oil due to the substantial increase in corn oil production during the last few years.  Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. However, despite the expiration of the biodiesel blenders' tax credit, demand from the biodiesel industry for corn oil remains relatively strong, offsetting some of the impact of lower soybean oil prices and oversupply of corn oil.  However, biodiesel production may not continue at its current level, especially if the biodiesel blenders' credit is not renewed. Renewal of biodiesel blenders' tax credit could lead to increased biodiesel production, which, in turn, could result in increased demand for corn oil.

Management anticipates continued lower corn prices due to the balance between corn supply and demand. Lower corn prices are primarily the result of the strong corn harvest in the fall of 2016, which increased the supply of corn available to the market.  However, as we progress into the U.S. growing season, we may still experience some short term corn price volatility in response to summer weather impacts on the current crop. Additionally, the South American corn crop is expected to be large. If the South American harvest is as large as anticipated,  it could put downward pressure on corn prices in the U.S. due to increase in global supply.

Management anticipates relatively stable natural gas prices during the rest of our 2017 fiscal year. Management does not expect significant shifts in market natural gas prices unless there are disruptions in natural gas production which impact natural gas supplies. If a shortage of natural gas were to occur in the future, it could result in significantly higher natural gas prices which could negatively impact our profitability.

Government Supports and Regulation

On November 23, 2016, the Environmental Protection Agency (“EPA”) announced the final rule for 2017 renewable volume obligations (“RVOs”), which is set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original statutory requirement for conventional ethanol, and is considered a favorable outcome by the industry. However, in January 2017, the Trump administration imposed a broad-based regulatory freeze on new and pending regulations, which included the 2017 RVOs that were originally intended to go into effect on February 10, 2017. On March 20, 2017, following the termination of the Trump administration’s regulatory freeze, the EPA allowed the previously announced 2017 RVOs to go into effect.

On March 2, 2017, the Consumer and Fuel Retailer Choice Act was introduced in the U.S. Senate and the House of Representatives, proposing to lift restrictions on the sale of E15 between June 1 and September 15 by extending the Reid Vapor Pressure waiver, also known as the One-Pound Waiver, to gasoline blended with 15% ethanol. Also on March 2, 2017, the RFS Elimination Act and RFS Reform Act were introduced in the House of Representatives, proposing to repeal the RFS program and cap the amount of ethanol allowed to be blended with conventional gasoline at 10% beginning in 2017.

Current ethanol production capacity exceeds the EPA’s 2017 RVO mandates which can be satisfied by corn based ethanol.  Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. A significant increase in supply beyond the RFS RVO mandates could have an adverse impact on ethanol prices. Moreover, beyond the federal mandates, there are limited markets for ethanol. Further, if opponents of ethanol are successful in their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary blending develops.

Results of Operations for the Three Months Ended April 30, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017 and 2016 (amounts in thousands).

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$25,991	100.0%	$25,242	100.0%
Cost of Goods Sold	24,141	92.9%	24,322	96.4%
Gross Profit	1,850	7.1%	920	3.6%
Operating Expenses	(770)	(3.0)%	(812)	(3.2)%
Operating Income	1,080	4.1%	108	0.4%
Other Income (Expense), net	(4)	(0.0)%	(62)	(0.2)%
Net Income	1,076	4.1%	46	0.2%
Less: Net Income Attributable to Noncontrolling Interest	(57)	(0.2)%	(59)	(0.2)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$1,019	3.9%	$(13)	—%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup. Revenues from our ethanol production segment represented approximately 98.9%  and 99.0%  of our total revenues for the three months ended April 30, 2017 and 2016, respectively. Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 1.1% and 1.0%  of our consolidated revenues for the three months ended April 30, 2017 and 2016, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$21,062	81.1%
Distillers' grains sales	3,622	13.9%
Corn oil sales	877	3.4%
Corn syrup sales	138	0.5%
Agrinatural revenues (net of intercompany eliminations)	292	1.1%
Total Revenues	$25,991	100.0%

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

Our total consolidated revenues increased by approximately 3.0% for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, due to increases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,609	$1.35	15,522	$1.28
Distillers' grains (tons)	39	$92.85	35	$111.39
Corn oil (pounds)	3,289	$0.27	4,119	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 5.6%  for the three months ended April 30, 2017, compared to the same period of 2016 due to an approximately 5.0%  increase in the average price per gallon we received for our ethanol,  coupled with a slight increase of 0.6% in the volume of ethanol sold.

The increase in average market price for the three months ended April 30, 2017 compared to the same period of 2016 is due to several factors. Strong domestic demand due to increased domestic driving and strong export demand, as well as higher market prices for crude oil and gasoline, put upward pressure on ethanol prices counter-balancing downward price pressure from the increase in domestic stocks due to increased domestic production.  In comparison, for the three months ended April 30, 2016, lower crude oil and gasoline prices, oversupply of ethanol and the reduction of the volume obligations set forth in the RFS by the EPA in November 2015 had a negative effect on ethanol prices.

We sold slightly more ethanol gallons during three months ended April 30, 2017 as compared to the same period of 2016 primarily due to the timing of ethanol shipments. We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2017, we had approximately 2.9 million gallons of fixed and basis contracts for forward ethanol sales for delivery periods through June 2017 valued at approximately $13.8 million.  Separately, ethanol derivative instruments resulted in a loss of approximately $547,000 for the three months ended April 30, 2017 and a gain of $13,000 for the three months ended April 30, 2016.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 6.2%  for the three months ended April 30, 2017 compared to the same period of 2016.  This decrease was due to an approximately 16.6% decline in the average price per ton we received for our distillers’ grains, which was offset by an approximately 11.4% increase in the total tons of distillers’ grains sold for the three months ended April 30, 2017 compared to the same period of 2016.

This decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains could also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives.

We sold more tons of distillers grains in the three months ended April 30, 2017 as compared to the same period in 2016 due primarily to an increase in amount of dried distillers’ grains production and decreases in the amount of corn oil produced at the plant. Management anticipates relatively stable distillers’ grains production going forward.  However, we may vary the amounts of dried distillers’ grains, modified wet distillers’ grains production and corn oil, and resulting sales, based upon market conditions.

At April 30, 2017, we had forward distillers’ grains sales contracts valued at $137,000 at for various delivery periods through May 2017.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 18.0%  for the three months ended April 30, 2017 compared to the same period of 2016, due to an approximately 20.2% decrease in pounds sold, which was partially offset by a 2.7% increase the average price per pound we received for our corn oil from period to period.

Management attributes the increase in the corn oil prices we experienced, in part, to increased demand from the biodiesel industry, as well as increased demand from the corn oil feed market throughout the three months ended April 30, 2017.  Despite the expiration of the biodiesel blenders' tax credit, corn oil prices have remained higher. However, biodiesel production may not continue at its current level, especially if the biodiesel blenders' credit is not renewed.

We sold fewer tons of corn oil during the three months ended April 30, 2017 as compared to the same period in 2016 due to decreased corn oil production attributable to lower oil extraction rates per bushel of corn and increased distillers’ grains production.

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

At April 30, 2017, we had forward corn oil sales contracts valued at $379,000 at for various delivery periods through June 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 0.7% for the three months ended April 30, 2017, compared to the three months ended April 30, 2016.  Likewise,  as a percentage of revenues, our cost of goods sold decreased to approximately 92.9% for the three months ended April 30, 2017 compared to approximately 96.4% for the same period in 2016 due to the widening of the margin between the price of ethanol and the price of corn from period to period. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. As a result, the cost of goods sold per gallon of ethanol produced for the three months ended April 30, 2017  was approximately $1.44 per gallon of ethanol sold compared to approximately $1.45 per gallon of ethanol produced for the three months ended April 30, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$16,760	69.4%
Natural gas costs	1,568	6.5%
All other components of costs of goods sold	5,813	24.1%
Total Cost of Goods Sold	$24,141	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.7% less for the three months ended April 30, 2017 compared to the same period of 2016,  due primarily to an increase of  0.4% in the number of bushels of corn processed coupled with an approximately 5.1%  decrease in the average price per bushel paid for corn from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2017 compared to the same period of 2016 was approximately $0.12 greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and the expected 2016 carryout. Corn supplies have been sufficient locally and we have had no difficulty sourcing corn during the three months ended April 30, 2017. Management anticipates corn prices to remain low due to the balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand.  However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2017, we had had approximately 6.7 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through March 2018.

Our corn derivative positions resulted in a  gain of approximately $470,000 for the three months ended April 30, 2017,  which decreased cost of goods sold.  Comparatively, for the three months ended April 30, 2016, our corn derivative positions resulted in a loss of approximately $125,000,  which increased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 27.4%  for the three months ended April 30, 2017 compared to the same period of 2016.  This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015. Management anticipates that natural gas prices may increase in the future if natural gas producer continue to decrease production or shut down wells.  Natural gas prices will continue to be dependent upon major supply disruptions due to production problems or catastrophic weather events.

We had no gain or loss on natural gas derivative instruments for the three months ended April 30, 2017 and 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended April 30, 2017 decreased approximately 5.2% compared to the three months ended April 30, 2016.  This decrease was primarily due to decreases in professional fees  related to permitting activities for our RTO replacement project in the 2016 period.  Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended April 30, 2017 was approximately $1.1 million compared to approximately $108,000 for the same period of 2016.  This increase resulted largely from increased prices for our ethanol and the widening of our net operating margin.

Other Income (Expense), Net

We had net other expense of approximately $4,000 during the three months ended April 30, 2017 compared to net other expense of approximately $62,000 for the same period of 2016.  We had less other expense during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 due to decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

Results of Operations for the Six Months Ended April 30, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017 and 2016 (amounts in thousands).

	Six Months Ended April 30, 2017		Six Months Ended April 30, 2016
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$53,380	100.0%	$51,831	100.0%
Cost of Goods Sold	48,116	90.1%	50,053	96.6%
Gross Profit	5,264	9.9%	1,778	3.4%
Operating Expenses	(1,616)	(3.0)%	(1,621)	(3.1)%
Operating Income	3,648	6.9%	157	0.3%
Other Income (Expense), net	343	(0.6)%	(53)	(0.1)%
Net Income	3,991	7.5%	104	0.2%
Less: Net Income Attributable to Non-controlling Interest	(140)	(0.3)%	(143)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$3,851	7.2%	$(39)	(0.1)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oi, as well as incidental sales of corn syrup, represented approximately 98.7% and 98.9% of our total consolidated revenues for the six months ended April 30, 2017 and 2016, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented 1.3% and 1.1% of our consolidated revenues for the six months ended April 30, 2017 and 2016, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$42,952	80.4%
Distillers' grains sales	7,351	13.8%
Corn oil sales	2,060	3.9%
Corn syrup sales	300	0.6%
Agrinatural revenues (net of intercompany eliminations)	717	1.3%
Total Revenues	$53,380	100.0%

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

The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2017 and 2016:

	Six Months Ended April 30, 2017		Six Months Ended April 30, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	30,930	$1.39	31,427	$1.29
Distillers' grains (tons)	77	$95.42	72	$112.87
Corn oil (pounds)	7,603	$0.27	8,759	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 5.7% for the six months ended April 30, 2017 compared to the same period of 2016 due primarily to an approximately 7.4%  increase in the average price per gallon we received for our ethanol which was partially mitigated by approximately 1.6%  decrease in the volumes sold from period to period. The decrease in gallons of ethanol sold from period to period was due to 1.6% reduction in gallons produced for the six month ended April 30, 2017, which reduced the gallons sold during that period. The increase in average market price for the six months ended April 30, 2017, as compared to the same period of 2016 is due to increased domestic driving demand and export demand which put upward pressure on ethanol prices during the 2017 period. In 2016, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the six months ended April 30, 2016.

Our ethanol derivative instruments resulted in a loss of approximately $271,000 during the six months ended April 30, 2017.  In comparison, we had a gain on ethanol derivative instruments of approximately $58,000 during the six months ended April 30, 2016.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 10.0% for the six months ended April 30, 2017 compared to the same period of 2016.  This decrease is due to an approximately 15.5% decline in the average price per ton we received for our distillers’ grains from period to period. This decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China.

The effect of the decrease in average distillers' grains price was offset by a 6.9% increase in the tons of distillers’ grains sold during the six months ended April 30, 2017, as compared to the same period in 2016. This increase in tons sold during the six months ended April 30, 2017 compared to the same period of 2016 was due an increase in amount of dried distillers’ grains production and decrease in the amount of corn oil produced at the plant from period to period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 2.5% for the six months ended April 30, 2017 compared to the six months ended April 30, 2016 due to an approximately 13.2%  decrease in pounds sold, which was partially offset by an approximately 12.4%  increase in the average price per pound we received for our corn oil from period to period. The decrease in volume sold for the six months ended April 30, 2017 compared to the same period of 2016 is attributable to reduced ethanol production and reduced oil yield during the six months ended April 30, 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.9% for the six months ended April 30, 2017, as compared to the six months ended April 30, 2016.  As a percentage of revenues, our cost of goods sold also decreased to approximately 90.1% for the six months ended April 30, 2017, as compared to approximately 96.6% for the same period in 2016 due to the wider margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2017 was approximately $1.39 per gallon of ethanol sold compared to approximately $1.42 per gallon of ethanol produced for the six months ended April 30, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$35,010	72.8%
Natural gas costs	3,395	7.1%
All other components of costs of goods sold	9,711	20.1%
Total Cost of Goods Sold	$48,116	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 7.7% less for the six months ended April 30, 2017 compared to the same period of 2016,  due primarily to an approximately 6.6% decrease in the average price per bushel paid for corn, coupled with a  1.1%  decrease in the number of bushels of corn processed from period to period.  For the six months ended April 30, 2017 and 2016, we processed approximately 10.8 million and 10.9 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2017, was approximately $0.18 greather than the corn-ethanol price spread we experienced for same period of 2016. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market.

We had gains related to corn derivative instruments of approximately $413,000 and $63,000 for the six months ended April 30, 2017 and 2016, respectively, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Natural gas costs increased 29.1% for the six months ended April 30, 2017 as compared to the six months ended April 30, 2016. The increase in natural gas costs was primarily due to higher energy prices during the 2017 period.  Our higher average price per MMBTU of natural gas for the six month ended April 30, 2017, was due to increased domestic and export demand during the 2017 period and lower natural gas production during 2016 which used up natural gas stocks.  Comparatively, natural gas prices were lower in the 2016 period due to large natural gas stocks that built up in 2015.

We had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2017. In comparison, our natural gas derivative positions resulted in a gain of approximately $22,000 during the six months ended April 30, 2016, which decreased our cost of goods sold.

Operating Expenses

Operating expenses for the six months ended April 30, 2017 decreased 0.3% compared to the six months ended April 30, 2016.  Additionally, as a percentage of total revenues, operating expenses decreased slightly to 3.0% for the six months ended April 30, 2017, as compared to 3.1% for six months ended April 30, 2016.

Operating Income

Our income from operations for the six months ended April 30, 2017 was approximately $3.6 million compared to approximately $157,000 for the same period of 2016. This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income of approximately $343,000 during the six months ended April 30, 2017 compared to net other expense of approximately $53,000 the six months ended April  30, 2016.  We had more other income during the six months ended April 30, 2017 compared to the six months ended April  30, 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

Changes in Financial Condition at April 30, 2017 and October 31, 2016

The following table highlights our financial condition at April 30, 2017 and October 31, 2016 (amounts in thousands):

	April 30, 2017	October 31, 2016
	(unaudited)
Current Assets	$13,957	$12,614
Total Assets	$63,317	$63,771
Current Liabilities	$3,299	$7,632
Long-Term Debt, less current portion	$1,282	$1,394
Members' Equity attributable to Heron Lake BioEnergy, LLC	$57,351	$53,500
Non-Controlling Interest	$1,385	$1,245

Total assets decreased approximately 0.7% at April 30, 2017 compared to October 31, 2016.  This decrease is primarily due to a decrease of approximately $1.8 million in property and equipment at April 30, 2017 compared to October 31, 2016, which was partially offset by an approximately $1.3 million increase in current assets. The approximately 10.6%  increase in current assets is due an increase in cash on hand of approximately $5.9 million at April 30, 2017 compared to October 31, 2016.  Offsetting the increase in cash on hand was decreases in accounts receivable of approximately $4.2 million, the value of our commodity derivative instruments of approximately $452,000, and inventory of approximately $217,000 at April 30, 2017 compared to October 31, 2016.

Property and equipment, less accumulated depreciation, totaled approximately $48.6 million at April 30, 2017 compared to approximately $50.4 million at October 31, 2016.  The decrease is due to depreciation expense during the six months ended April 30, 2017.

Current liabilities at April 30, 2017 decreased by approximately $4.3 million compared to October 31, 2016. This decrease was primarily due to decreases of approximately $1.9 million in checks drawn in excess of bank balance and approximately $2.6 million in accounts payable at April 30, 2017 compared to October 31, 2016. The decrease in accounts payable is due primarily to the timing of payments to vendors and lower corn prices during the six months ended April 30, 2017, which reduced the amount of our corn payable at April 30, 2017. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender.

Our long-term debt decreased approximately $112,000 at April 30, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased by approximately $3.9 million at April 30, 2017 compared to October 31, 2016. The increase was a result of net income attributable to Heron Lake BioEnergy, LLC of approximately $3.9 million for the six months ended April 30, 2017.

Noncontrolling interest totaled approximately $1.4 million and $1.2 million at April 30, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 27% noncontrolling interest in Agrinatural at April 30, 2017 and October 31, 2016.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$8,382	$5,850
Net cash used in investing activities	$(450)	$(1,034)
Net cash used in financing activities	$(2,025)	$(4,991)
Net increase (decrease) in cash	$5,907	$(175)

Operating Cash Flows

During the six months ended April 30, 2017, cash flows from operating activities increased by approximately $2.5 million compared to the six months ended April 30, 2016. This increase from period to period resulted largely from an  approximately $3.9 million increase in our net income, offset by a net decrease of approximately $1.4 million of various working capital items from period to period.

Investing Cash Flows

During the six months ended April 30, 2017,  cash used in investing activities decreased 56.4% compared to the same period of 2016. This change was primarily due to a decrease in capital expenditures for construction in progress and partially offset by proceeds from disposal of property and equipment.  During the six months ended April 30, 2017, we used cash for general plant improvements. Comparatively,  during the six months ended April 30, 2016,  our primary capital expenditure project was replacement of the plant’s RTO, as well as plant improvements.

Financing Cash Flows

During the six months ended April 30, 2017, cash used in financing activities totaled approximately  $2.0 million.  During the six months ended April 30, 2017,  we used cash to make payments of approximately $158,000 on our long-term debt and decreased approximately $1.9 million on checks in excess of bank balance. For the same period of  2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, payments of approximately $7.8 million on our long-term debt and decreased approximately $838,000 on checks in excess of bank balance, offset by proceeds of approximately $7.6 million from our long-term debt.

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

Under the AgStar revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. As a result, the aggregate principal commitment available under this facility at April 30, 2017 was $17.5 million.  There was no outstanding balance on the revolving term loan at April 30, 2017 and October 31, 2016. The aggregate principal amount available to HLBE for additional borrowing at April 30, 2017 and October 31, 2016 was $17.5 million and $21.0 million, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate ("LIBOR") Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 4.25% and 3.45% at April 30, 2017 and October 31, 2016.  We also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of our assets including a subsidiary guarantee.

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

As of April 30, 2017,  the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its AgStar credit facility. If we fail to comply with the terms of our credit agreement with AgStar, and AgStar refuses to waive the non-compliance, AgStar could terminate the credit facility and any commitment to loan funds to the Company.

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

There was a total of approximately $1.6 million in outstanding water revenue bonds at April 30, 2017 and October 31, 2016. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual fee of 1% beginning on October 10, 2009. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $31,000 and $69,000 at April 30, 2017, and October 31, 2016, respectively.

We also have a note payable to the minority owner of Agrinatural.  The balance of this loan was $100,000 and $200,000 at April 30, 2017 and October 31, 2016, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.    The interest rate on this note payable was 5.00% and 4.53% at April 30, 2017 and October 31, 2016, respectively.

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

The balance of this loan was approximately $2.2 million at April 30, 2017 and $2.4 million at October 31, 2016.

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

The balance of this loan was approximately $2.8 million at April 30, 2017 and $2.9 million at October 31, 2016.

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

At April 30, 2017, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from April 30, 2017.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2017	April 30, 2017	Adverse Change	Change to Income
$100,000	5.00%	5.50%	$500

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

As of April 30, 2017, we had price protection in place for approximately 15% of our anticipated corn needs and approximately 10% of our ethanol sales for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April  30, 2017.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	April 30, 2017	Change to Income
Ethanol	60,800,000	Gallons	10.0%	$8,600,000
Corn	18,900,000	Bushels	10.0%	$6,000,000
Natural Gas	1,800,000	MMBTU	10.0%	$700,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of  April 30, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2016, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Brazilian sugarcane industry and ethanol producers are pushing for tariffs on ethanol imported to Brazil.  If a tariff is implemented, it could negatively impact market ethanol prices.

In response to efforts of the Brazilian sugarcane industry and ethanol producers, the Brazilian government is currently contemplating implementing a tariff on ethanol produced in the United States and exported to Brazil.  If imposed, tariffs are expected to be at levels of 16% to 20%.  The Brazilian government is expected to make a final decision on the potential tariff over the summer 2017.  We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  However, it is possible a tariff at the levels contemplated could reduce export demand for U.S. ethanol in Brazil. As a result, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States.

Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 14, 2017	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer