Form 10-Q
period 2017-07-31
Heron Lake BioEnergy, LLC
filed 2017-09-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2017

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

As of September 14, 2017, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2017	October 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$7,717,800	$1,297,644
Restricted cash	144,345	-
Accounts receivable	1,749,824	4,607,202
Inventory	6,448,067	5,864,545
Commodity derivative instruments	155,391	662,338
Prepaid expenses and other current assets	399,608	181,853
Total current assets	16,615,035	12,613,582

Property and Equipment, net	47,676,388	50,376,210

Other Assets
Other intangible assets, net	55,389	84,000
Other assets	697,254	697,254
Total other assets	752,643	781,254

Total Assets	$65,044,066	$63,771,046

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$436,341	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	3,007,345	4,878,210
Accrued expenses	293,359	397,407
Total current liabilities	3,737,045	7,632,357

Long-Term Debt, less current portion	1,122,391	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both July 31, 2017 and October 31, 2016	58,765,881	53,499,596
Non-controlling interest	1,418,749	1,245,424
Total members' equity	60,184,630	54,745,020

Total Liabilities and Members' Equity	$65,044,066	$63,771,046

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$28,541,889	$30,365,123	$81,922,747	$82,195,669

Cost of Goods Sold	26,290,595	26,634,715	74,406,956	76,687,610

Gross Profit	2,251,294	3,730,408	7,515,791	5,508,059

Operating Expenses	(732,406)	(746,760)	(2,348,775)	(2,367,353)

Operating Income	1,518,888	2,983,648	5,167,016	3,140,706

Other Income (Expense)
Interest income	7,692	120	9,900	595
Interest expense	(79,022)	(139,625)	(136,212)	(288,567)
Other income, net	391	1,666	398,906	96,890
Total other income (expense), net	(70,939)	(137,839)	272,594	(191,082)

Net Income	1,447,949	2,845,809	5,439,610	2,949,624

Less: Net Income Attributable to Non-controlling Interest	(33,197)	(35,202)	(173,325)	(177,830)

Net Income Attributable to Heron Lake BioEnergy, LLC	$1,414,752	$2,810,607	$5,266,285	$2,771,794

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.02	$0.04	$0.07	$0.04

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.00	$0.05

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2017	July 31, 2016
	(unaudited)	(unaudited)
Cash Flow From Operating Activities
Net income	$5,439,610	$2,949,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,741,698	3,571,315
Gain on sale of asset	(45,000)	—
Change in fair value of commodity derivative instruments	(407,603)	(925,502)
Change in operating assets and liabilities:
Restricted cash	(144,345)	(62,919)
Accounts receivable	2,857,378	(279,326)
Inventory	(583,522)	1,239,370
Commodity derivative instruments	914,550	(154,193)
Prepaid expenses and other current assets	(217,755)	(1,257,586)
Accounts payable	(1,916,193)	74,375
Accrued expenses	(104,048)	1,461,803
Net cash provided by operating activities	9,534,770	6,616,961

Cash Flows from Investing Activities
Capital expenditures	(967,937)	(2,165,213)
Proceeds from disposal of asset	45,000	—
Net cash used in investing activities	(922,937)	(2,165,213)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	9,820,223
Payments on checks drawn in excess of bank balance	(1,866,683)	(347,235)
Payments on long-term debt	(324,994)	(9,860,229)
Distributions to Heron Lake BioEnergy, LLC members	—	(3,896,605)
Distribution to non-controlling interest	—	(81,000)
Net cash used in financing activities	(2,191,677)	(4,364,846)

Net increase in cash	6,420,156	86,902

Cash—Beginning of period	1,297,644	1,126,283

Cash—End of period	$7,717,800	$1,213,185

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$136,212	$288,567

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$45,328	$152,502

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2017 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2017

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

Derivative Instruments

From time to time the Company enters into derivative transactions to hedge its exposures to commodity price fluctuations. The Company is required to record these derivatives on the balance sheets at fair value.

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

Additionally, the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our condensed consolidated unaudited financial statements.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 4.

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

On November 23, 2016, the U.S. Environmental Protection Agency (the “EPA”) announced the final rule for 2017 Renewable Volume Obligation (“RVO”) requirements, which is set at 15.0 billion gallons for corn-based ethanol, which equates to the original requirements set by the RFS.  On March 20, 2017, the previously announced 2017 RVOs went into effect.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

On July 5, 2017, the EPA announced the proposed rule for 2018 RVOs, which maintains the number of gallons that may be met by corn-based ethanol at 15.0 billion gallons. However, the total 2018 annual volume requirement for renewable fuel in the proposed 2018 rule is set at 19.24 billion gallons of renewable fuels, significantly below the 26 billion gallons statutorily mandated for 2018. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed  EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority. On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding the EPA erred in its exercise of  “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of  supply-side factors only, no direct impact on the Company is expected from the decision.

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

3.INVENTORY

Inventory consisted of the following:

	July 31, 2017	October 31, 2016
	(unaudited)
Raw materials	$1,115,408	$1,434,854
Work in process	653,325	696,013
Finished Goods	3,564,751	2,713,716
Supplies	1,114,583	1,019,962
Totals	$6,448,067	$5,864,545

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $65,000 and $108,000 for the nine months ended July 31, 2017 and 2016, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

4.DERIVATIVE INSTRUMENTS

As of July 31, 2017, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 4,800,000 bushels, comprised of long corn positions on 2,000,000 bushels that were entered into to hedge forecasted ethanol sales through September 2017, and short corn positions on 2,800,000 bushels that were entered into to hedge forecasted corn purchases through December 2018. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2017,  the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 1,260,000 gallons that were entered into to hedge forecasted ethanol sales through September 2017.

As of July 31, 2017, the Company had approximately $144,000 of cash collateral (restricted cash) and approximately $95,000 due to broker related to corn derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2017,  none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$104,275	$—
Ethanol contracts	Commodity derivative instruments	51,116	—
Totals		$155,391	$—

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations location	2017	2016	2017	2016
Corn contracts	Cost of goods sold	$233,003	$1,443,271	$646,489	$1,505,969
Ethanol contracts	Revenues	31,906	(659,874)	(238,886)	(602,017)
Natural gas contracts	Cost of goods sold	—	—	—	21,550
Total gain		$264,909	$783,397	$407,603	$925,502

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

5.FAIR VALUE

The following table provides information on those derivative assets and liabilities measured at fair value on a recurring basis at July 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	July 31, 2017	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$104,275	$104,275	$104,275	$—	$—
Commodity Derivative instruments - Ethanol	$51,116	$51,116	$—	$51,116	$—

The following table provides information on those derivative assets measured at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	October 31, 2016	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$388,525	$388,525	$388,525	$—	$—
Commodity Derivative instruments - Ethanol	$273,813	$273,813	$273,813	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

6.DEBT FINANCING

Long-term debt consists of the following:

	July 31, 2017	October 31, 2016
	(unaudited)
Revolving term note payable to lending institution, see terms below.	$—	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,379,074	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	67,158	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. The note is due September 2017. The electrical company is a member of the Company.	12,500	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.23% and 4.53% at July 31, 2017 and October 31, 2016, respectively. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	100,000	200,000
Totals	1,558,732	1,883,726
Less amounts due within one year	436,341	490,057
Net long-term debt	$1,122,391	$1,393,669

Revolving Term Note

The Company has a revolving term note payable with a lender, under which the Company could initially borrow, repay, and re-borrow in an amount up to $28,000,000 at any time prior to the March 1, 2022 maturity date.  However, the amount available for borrowing under the revolving term note reduces by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. Therefore, the aggregate principal amount available to the Company for borrowing at July 31, 2017, and October 31, 2016 was $17,500,000 and $21,000,000, respectively.  There was no outstanding balance on this facility at July 31, 2017 and October 31, 2016.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.48% and 3.45% at July 31, 2017 and October 31, 2016, respectively. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”). CoBank purchased a participation interest in the revolving term loan and was appointed the administrative agent for the purpose of servicing the loan.  As a result, CoBank will act as the agent for the lender with respect to the credit facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Estimated annual maturities of long-term debt at July 31, 2017 are as follows based on the most recent debt agreements:

2018	$436,341
2019	322,319
2020	318,253
2021	339,097
2022	142,722
Total debt	$1,558,732

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2017, the Company had cash and basis contracts for forward corn purchase commitments totaling approximately 3,607,000 bushels for various delivery periods through July 2018.

Ethanol Forward Contracts

At July 31, 2017,  the Company had fixed and basis contracts to sell approximately $12,528,000 of ethanol for various delivery periods through September 2017.

Distillers’ Grains Forward Contracts

At July 31, 2017, the Company had forward contracts to sell approximately $394,000 of distillers’ grains for delivery through August 2017.

Corn Oil Forward Contracts

At July 31, 2017, the Company had forward contracts to sell approximately $770,000 of corn oil for delivery through September 2017.

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

The Company has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at July 31, 2017 and October 31, 2016.

In December 2015, the Board of Governors of HLBE declared a cash distribution of $0.05 per unit, or approximately $3,897,000, for unit holders of record as of December 17, 2015. The distribution was paid in January 2016.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

9.LEASES

The Company leases equipment, primarily rail cars, under operating leases through 2027.  Rent expense for these leases was approximately $619,000 and $686,000 for the three months ended July 31, 2017 and 2016, respectively. Rent expense for these leases was approximately $1,597,000 and $1,931,000 for the nine months ended July 31, 2017 and 2016, respectively.

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $121,000 and $94,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $320,000 and $287,000 for the nine months ended July 31, 2017 and 2016, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $143,000 and $4,119,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $5,737,000 and $12,755,000 for the nine months ended July 31, 2017 and 2016, respectively.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $1,000 and $2,000 for the three months ended July 31, 2017 and 2016, respectively.  Interest paid in relation to this note payable amounted to approximately $5,000 and $7,000 for the nine months ended July 31, 2017 and 2016, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business. In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. The Company paid monthly base fee and variable customer management fee of approximately $48,000 and $44,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $145,000 and $132,000 for the nine months ended July 31, 2017 and 2016, respectively. The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2017

Agrinatural also has a project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs. The Company recorded project management fees of approximately $15,000 and $7,000 for the three months ended July 31, 2017 and 2016, respectively, and approximately $27,000 and $46,000 for the nine months ended July 31, 2017 and 2016, respectively. The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended		Nine Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$28,451,695	$30,283,592	$81,115,207	$81,533,581
Natural gas pipeline	527,432	516,687	2,113,045	1,971,626
Eliminations	(437,238)	(435,156)	(1,305,505)	(1,309,538)
Total Revenue	$28,541,889	$30,365,123	$81,922,747	$82,195,669

	Three Months Ended		Nine Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$1,330,073	$2,959,286	$4,328,586	$2,850,771
Natural gas pipeline	351,100	197,839	1,356,438	863,394
Eliminations	(162,285)	(173,477)	(518,008)	(573,459)
Operating Income	$1,518,888	$2,983,648	$5,167,016	$3,140,706

	July 31, 2017	October 31, 2016
Total Assets:	(unaudited)
Ethanol production	$52,720,644	$51,080,443
Natural gas pipeline	12,323,422	12,690,603
Total Assets	$65,044,066	$63,771,046

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2017 and 2016. This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2016.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties and other factors, many of which may be beyond our control, and may cause actual results, performance or achievements to differ materially from those projected in, expressed or implied by forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2016  as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017, and Item 1A of our Form 10-Q for the three months ended April 30, 2017, and this report on Form 10-Q. These risks and uncertainties include, but are not limited to, the following:

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
•

Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs on ethanol imported to Brazil and/or increased tariffs on ethanol exported to China and anti-dumping and countervailing duties on U.S. distillers’ grains exported to China;

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

When we use the terms “we”, “us”, “our”, the “Company” or similar words in this report on Form 10‑Q, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned and majority owned subsidiaries.

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

Additionally, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains and natural gas, as well as governmental programs designed to create incentives for the use of corn-based ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report,  “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2016, and “PART II - Item 1A. Risk Factors” of our quarterly reports on Form 10-Q for the three months ended January 31, 2017 and April 30, 2017.

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

Given the relatively flat nature of ethanol prices during the three months ended July 31, 2017 as compared to historical average prices, management currently believes that the ethanol outlook for the remainder of our fiscal year will remain at the current levels and that our margins will remain tight despite certain favorable market conditions.    Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline.

Domestic ethanol inventories continued to increase during the three and nine months ended July 31, 2017. According to the U.S. Energy Information Administration (“EIA”),  through the first half of calendar 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels at a time when they are typically falling to meet peak summer driving demand. The average daily domestic ethanol production reported by the EIA slowed to 1.01 million barrels per day during the three months ended July 31, 2017,  down slightly from 1.02 million barrels per day during the three months ended April 30, 2017, due in part to plant shutdowns for routine maintenance. Average daily production, however, increased 2.6% during the three months ended July 31, 2017 compared with the same period last year and increased by 4.3% for the nine months ended July 31, 2017 compared with the same period of 2016 due to increased domestic production capacity.

Gasoline domestic demand remains flat as compared to 2016 levels. The EIA released in its Short Term Energy Outlook report of April 5, 2017, that U.S. gasoline demand is expected to maintain 2016 levels of approximately 9.3 million barrels per day in 2017. During the three months ended July 31, 2017, ethanol continued trading at a discount to gasoline,  improving the economics of ethanol blending and encouraging discretionary blending as an oxygenate and octane enhancer for gasoline.

Exports of ethanol have also been increasing,  however export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. The EIA reports that year-to-date domestic ethanol exports through June 30, 2017, were 601.1 million gallons, up 12.0%, from 537.0 million gallons for the comparable period in 2016. Brazil accounted for 36% of the domestic ethanol export volumes through June 30, 2017, while Canada, India, the Philippines and United Arab Emirates accounted for 20.4%, 12.3%, 5.5% and 2.2%, respectively. China, the second largest importer of U.S. ethanol in 2016, increased its ethanol import tariff from 5% to 30% as of January 1, 2017. As a result of the increased tariff, China has imported negligible volumes year-to-date. Recently, on  August 23, 2017, Brazil’s Chamber of Foreign Trade announced it would recommend imposing a 20% tariff on U.S. ethanol imports after a 600 million liter tariff rate quota. According EIA data, through the June 30, 2017, approximately 1,045 million liters of ethanol have been exported to Brazil from the U.S., already exceeding the Brazilian tariff free quota.  However, on June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey, which could lead to increased exports to Mexico.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed. If ethanol exports decrease, this could lead to increased domestic ethanol stocks and reduce the market price of ethanol. Unless additional demand can be found in new foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

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

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements, potentially reopening a major market for U.S. distillers’ grains. Management anticipates distillers’ grains prices will remain lower during the remainder of our 2017 fiscal year, unless additional domestic demand or other foreign markets develop.

Corn oil prices have also been adversely impacted by oversupply of corn oil due to the substantial increase in corn oil production during the last few years. Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. Management also attributes lower corn oil prices, in part, to continued demand for corn oil from the biodiesel industry. Management anticipates lower demand for corn oil from the biodiesel industry may result if the proposed 2018 renewable volume obligations (“RVOs”) are finalized as the proposed rule reduces the renewable volume requirements for biodiesel from the statutory mandate.  If the demand for corn oil from the biodiesel industry declines due these lower mandates, corn oil prices could be adversely impacted.

Management anticipates continued lower corn prices due to the balance between corn supply and demand. Lower corn prices are primarily the result of the strong corn harvest in the fall of 2016, which increased the supply of corn available to the market.  According to the August 10, 2017 estimate of supply and demand provided by the U.S. Department of Agriculture (the “USDA”), the USDA estimates the 2017 corn supply to be 14.2 billion bushels, suggesting slightly lower corn prices for the remainder of our 2017 fiscal year and into the 2018 fiscal year.

Although natural gas prices remained steady during the three months ended July 31, 2017, management anticipates short-term increases and volatility in natural gas prices for the remainder of fiscal year 2017 due to disruptions to natural gas production and damage to natural gas infrastructure resulting from Hurricane Harvey’s late August landfall. The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Harvey. Therefore, we are uncertain as to how Hurricane Harvey will impact long term natural gas prices. However, management anticipates that the long-term impact of Hurricane Harvey natural gas prices will be less than the impact felt from Hurricane Katrina in 2005 due to shifts in where production takes place.  Since 2005, greater levels of production take place at inland basins, which are generally less affected by storms.We expect natural gas prices to be volatile or increase in the short to mid term given the unpredictable market situation.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.

Government Supports and Regulation

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

On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which was set at 15.0 billion gallons for corn-based ethanol, 100% of the original statutory requirement for conventional ethanol. On March 20, 2017, the previously announced 2017 RVOs went into effect.

On July 5, 2017, the EPA announced the proposed rule for 2018 RVOs, which would set the 2018 annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels, slightly less than the 19.28 billion gallons required under the final 2017 rule and significantly below the 26 billion gallons statutorily mandated for 2018. However, the proposed 2018 rule does maintain the number of gallons which may be met by corn-based ethanol at 15.0 billion gallons. The comment period for the proposed 2018 rule closed on August 31, 2017. By statute, the EPA is required to issue a final rule setting 2018 RVOs by November 30, 2017.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed  EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority.  The “inadequate domestic supply” waiver provision of RFS authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements. EPA argued that the waiver provision also permitted it to consider demand-side factors, such as the availability of renewable fuel to the ultimate consumer.    On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners,  concluding the EPA erred in its exercise of  “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of  supply-side factors only, no direct impact on the Company is expected from the decision.

Current conventional ethanol production capacity exceeds both the final 2017 and proposed 2018 RVO mandates that can be satisfied by corn-based ethanol.  Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS RVO requirements. Moreover, beyond the federal mandates, there are limited markets for ethanol. Although the proposed 2018 rule’s maintenance of the 15 billion gallon RVO for corn-based ethanol signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS. It is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

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

Our air permit requires certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, we submitted a letter to the Minnesota Pollution Control Agengy (“MPCA”) regarding the results of certain non-compliant tests and proposed certain amendments permit conditions and adjustments to other components of plant operations and production to ensure compliance with minor source emission limits. Since that time we have had continuing discussions with MPCA to resolve these non-compliant tests by agreement with MPCA. Such resolution may result in the payment of a civil penalty, which could be substantial, or other sanctions and remedies available to MPCA. Accordingly, we anticipate additional future expense associated with these issues, including our ongoing discussions with the MPCA. There can be no assurance that we will succeed in our discussions with the MPCA or enter into an agreement relating to our non-compliant emissions tests. Pending the resolution of this air permit issue, we continue to operate subject to the compliance agreement.

Results of Operations for the Three Months Ended July 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$28,542	100.0%	$30,365	100.0%
Cost of Goods Sold	26,291	92.1%	26,635	87.7%
Gross Profit	2,251	7.9%	3,730	12.3%
Operating Expenses	(732)	(2.6)%	(747)	(2.5)%
Operating Income	1,519	5.3%	2,983	9.8%
Other Expense, net	(71)	(0.2)%	(138)	(0.4)%
Net Income	1,448	5.1%	2,845	9.4%
Less: Net Income Attributable to Non-controlling Interest	(33)	(0.1)%	(35)	(0.1)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$1,415	5.0%	$2,810	9.3%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup. Revenues from our ethanol production segment represented approximately 99.7%  of our total revenues for the three months ended July 31, 2017 and 2016. Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 0.3%  of our consolidated revenues for the three months ended July 31, 2017 and 2016.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended July 31, 2017:

	Three Months Ended July 31, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$22,883	80.3%
Distillers' grains sales	3,976	13.9%
Corn oil sales	1,468	5.1%
Corn syrup sales	125	0.4%
Agrinatural revenues (net of intercompany eliminations)	90	0.3%
Total Revenues	$28,542	100.0%

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

Our total consolidated revenues decreased by approximately 6.0% for the three months ended July 31, 2017, as compared to the three months ended July 31, 2016,  due to a significant decrease the average price received for our distillers’ grains, as well as decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2017 and 2016:

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	16,676	$1.37	16,878	$1.39
Distillers' grains (tons)	42	$93.86	41	$128.34
Corn oil (pounds)	5,188	$0.28	4,729	$0.29

Ethanol

Total revenues from sales of ethanol decreased by approximately 2.6%  for the three months ended July 31, 2017,  compared to the same period of 2016 due to an approximately 1.4%  decrease in the average price per gallon we received for our ethanol,  coupled with a decrease of 1.2% in the volume of ethanol sold.

The decrease in average market price for the three months ended July 31, 2017 compared to the same period of 2016 is due to several factors. Although domestic driving demand increased, industry-wide production outpaced domestic and foreign demand during the 2017 period causing an increase in national ethanol supply and restricting the growth of ethanol prices.

We sold fewer gallons of ethanol  during three months ended July 31, 2017 as compared to the same period of 2016 primarily due to the timing of ethanol shipments. We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2017 fiscal year.

From time to time, we engage in hedging activities with respect to our ethanol sales. At  July 31, 2017,  we had approximately 1.3 million gallons of fixed and basis contracts for forward ethanol sales for delivery periods through September 2017 valued at approximately $12.5 million.  Separately, ethanol derivative instruments resulted in a gain of approximately $32,000 for the three months ended July 31, 2017 and a  loss of approximately $660,000 for the three months ended July 31, 2016.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 24.4%  for the three months ended July 31, 2017 compared to the same period of 2016.  This decrease was due to an approximately 26.9% decline in the average price per ton we received for our distillers’ grains, which was offset by an approximately 3.4% increase in the tons of distillers’ grains sold for the three months ended July 31, 2017 compared to the same period of 2016.

This decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China, as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains may also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives. Management anticipates that distillers grains prices will remain lower during our 2017 fiscal year unless China reduces or eliminates its tariffs.

We sold more tons of distillers grains in the three months ended July 31, 2017 as compared to the same period in 2016 due primarily to an increase in distillers’ grains yield at the plant. Management anticipates relatively stable distillers’ grains production going forward.

For the three months ended July 31, 2017, we sold approximately 97.6% of our total distillers’ grains in the dried form and approximately 2.4% of our total distillers’ grains in the modified/wet form. By comparison, for the three months ended July 31, 2016, we sold approximately 96.1% of our total distillers’ grains in the dried form and approximately 3.9% of our total distillers’ grains in the modified/wet form. We determine the mix between dried distillers’ grains and modified/wet distillers’ grains we sell based on market conditions and the relative profitability of selling the different forms of distillers’ grains. Management anticipates that we will maintain the current mix between dried distillers’ grains and modified/wet distillers’ grains going forward unless market conditions change in a way that favors one product over the other.

At July 31, 2017, we had forward distillers’ grains sales contracts valued at approximately $394,000 at for various delivery periods through August 2017.

Corn Oil

Total revenues from sales of corn oil increased by approximately 7.7%  for the three months ended July 31, 2017 compared to the same period of 2016, due to an approximately 9.7% increase in pounds sold, which was partially offset by a decrease of approximately 1.9% in the average price per pound we received for our corn oil from period to period.

Management attributes the decrease in corn oil prices was due, in part, to decreased corn oil demand from the biodiesel industry. Management expects corn oil prices will remain relatively steady in the near term. However, management anticipates continued lower demand for corn oil from the biodiesel industry since the proposed volume obligations in the 2018 RFS for biodiesel are lower than statutory levels, which management believes will negatively impact biodiesel production. Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

We sold more pounds of corn oil during the three months ended July 31, 2017 as compared to the same period in 2016 due to increased corn oil production attributable to improved oil extraction rates per bushel of corn. Management expects our corn oil production will be relatively stable going forward.

At July 31, 2017, we had forward corn oil sales contracts valued at $770,000 at for various delivery periods through September 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 1.3% for the three months ended July 31, 2017, compared to the three months ended July 31, 2016.  However,  as a percentage of revenues, our cost of goods sold increased to approximately 92.1% for the three months ended July 31, 2017 compared to approximately 87.7% for the same period in 2016 due primarily to the significant decline in the price of distillers’ grains which exceeded the decline in the price of corn from period to period. Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment. As a result, the cost of goods sold per gallon of ethanol produced for the three months ended July 31, 2017  was approximately $1.38 per gallon of ethanol sold compared to approximately $1.47 per gallon of ethanol produced for the three months ended July 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2017:

	Three Months Ended July 31, 2017
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$19,765	75.2%
Natural gas costs	1,575	6.0%
All other components of costs of goods sold	4,951	18.8%
Total Cost of Goods Sold	$26,291	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 3.3%  more for the three months ended July 31, 2017 compared to the same period of 2016,  due primarily to an increase of  6.3% in the number of bushels of corn processed, which was partially offset by an approximately 2.9%  decrease in the average price per bushel paid for corn from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2017 compared to the same period of 2016 was approximately $0.02 greater than the corn-ethanol price spread we experienced for same period of 2016.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2016 harvest and ample market supplies of corn pushing prices down. Management anticipates that corn prices will remain relatively lower into the foreseeable future as corn is plentiful, projections for the 2017 harvest remain strong although lower than previously forecasted and there is relatively stable corn demand. However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy and and other factors and could significantly impact our costs of production. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2017, we had had approximately 3.6 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through July 2018.

Our corn derivative positions resulted in a  gains of approximately $233,000 and $1.4 million for the three months ended July 31, 2017 and 2016, respectively,  which decreased cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately $198,000 for the three months ended July 31, 2017 compared to the same period of 2016.  This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015.

Management anticipates that natural gas prices may be volatile in the short-term and will increase given the considerable uncertainty as to the extent of infrastructure damage and amount of lost natural gas production from Hurricane Harvey. Management also anticipates higher natural gas prices during as we move towards the winter months due to the typical seasonal natural gas cost increases experienced during the winter months. If a shortage of natural gas were to occur due to the impacts of Hurricane Harvey or other events, it could result in significantly higher natural gas prices which could negatively impact our profitability.

We had no gain or loss on natural gas derivative instruments for the three months ended July 31, 2017 and 2016.

Operating Expenses

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees and similar costs. Operating expenses for the three months ended July 31, 2017 decreased approximately 2.0% compared to the three months ended July 31, 2016.   This decrease was primarily due to decreases in professional fees  related to permitting activities for our RTO replacement project in the 2016 period.  Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the three months ended July 31, 2017 decreased by approximately $1.5 million compared to the same period of 2016.  This decrease resulted largely from decreased prices for our products and the narrowing of our net operating margin.

Other Income (Expense), Net

We had net other expense of approximately $71,000 during the three months ended July 31, 2017 compared to net other expense of approximately $138,000 for the same period of 2016.  We had less other expense during the three months ended July 31, 2017 compared to the same period of 2016 due to decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

Results of Operations for the Nine months ended July 31, 2017 and 2016

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017 and 2016 (amounts in thousands).

	Nine Months Ended July 31, 2017		Nine Months Ended July 31, 2016
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$81,923	100.0%	$82,196	100.0%
Cost of Goods Sold	74,407	90.8%	76,688	93.3%
Gross Profit	7,516	9.2%	5,508	6.7%
Operating Expenses	(2,349)	(2.9)%	(2,367)	(2.9)%
Operating Income	5,167	6.3%	3,141	3.8%
Other Income (Expense), net	273	0.3%	(191)	(0.2)%
Net Income	5,440	6.6%	2,950	3.6%
Less: Net Income Attributable to Non-controlling Interest	(174)	(0.2)%	(178)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$5,266	6.4%	$2,772	3.4%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 99.0% and 99.2% of our total consolidated revenues for the nine months ended July 31, 2017 and 2016, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented approximately 1.0% and 0.8% of our consolidated revenues for the nine months ended July 31, 2017 and 2016, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$65,835	80.4%
Distillers' grains sales	11,327	13.8%
Corn oil sales	3,528	4.3%
Corn syrup sales	425	0.5%
Agrinatural revenues (net of intercompany eliminations)	808	1.0%
Total Revenues	$81,923	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2016:

	Nine Months Ended July 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$64,137	78.0%
Distillers' grains sales	13,427	16.3%
Corn oil sales	3,475	4.2%
Corn syrup sales	495	0.7%
Agrinatural revenues (net of intercompany eliminations)	662	0.8%
Total Revenues	$82,196	100.0%

The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2017 and 2016:

	Nine Months Ended July 31, 2017		Nine Months Ended July 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	47,606	$1.38	48,304	$1.33
Distillers' grains (tons)	119	$94.86	113	$118.46
Corn oil (pounds)	12,791	$0.28	13,488	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 2.6% for the nine months ended July 31, 2017 compared to the same period of 2016 due primarily to an approximately 4.2%  increase in the average price per gallon we received for our ethanol, which was partially offset by an approximately 1.4%  decrease in the volume sold from period to period. Management attributes the increase in ethanol prices to stronger ethanol demand in the market and improved gasoline prices which both impacted ethanol demand and prices during the nine months ended July 31, 2017. Comparatively, lower crude oil and unleaded gasoline prices and an increase in national supply had a negative effect on ethanol prices during the 2016 period.

Our ethanol derivative instruments resulted in losses of approximately $239,000 and approximately $602,000 during the nine months ended July 31, 2017 and 2016, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 15.6% for the nine months ended July 31, 2017 compared to the same period of 2016.  This decrease is due to an approximately 19.9% decline in the average price per ton we received for our distillers’ grains, offset by an approximately 5.3%  increase in the volumes sold from period to period.  This decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China.  This increase in tons sold during the nine months ended July 31, 2017 compared to the same period of 2016 was due to an increase in amount of dried distillers’ grains production and a corresponding decrease in the amount of corn oil produced at the plant from period to period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 1.5% for the nine months ended July 31, 2017 compared to the nine months ended July 31, 2016 due to an approximately 7.1% increase in the average price per pound we received for our corn oil, which was partially offset by a decrease of approximately 5.2% in pounds sold from period to period. The decrease in volume sold for the nine months ended July 31, 2017 compared to the same period of 2016 is attributable to reduced oil yield during the nine months ended July 31, 2017.    The increase in the average price per pound of corn oil was higher for the nine months ended June 30, 2017 as compared to the same period in 2016 due to increased demand from the biodiesel and feed industries.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.0% for the nine months ended July 31, 2017, as compared to the nine months ended July 31, 2016.  As a percentage of revenues, our cost of goods sold also decreased to approximately 90.8% for the nine months ended July 31, 2017, as compared to approximately 93.3% for the same period in 2016 due to the wider margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the nine months ended July 31, 2017 was approximately $1.38 per gallon of ethanol sold compared to approximately $1.44 per gallon of ethanol produced for the nine months ended July 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
	Amount	% of Cost of Goods Sold
	(in thousands)
Corn costs	$54,304	73.0%
Natural gas costs	4,970	6.7%
All other components of costs of goods sold	15,133	20.1%
Total Cost of Goods Sold	$74,407	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 3.9% less for the nine months ended July 31, 2017 compared to the same period of 2016,  due primarily to an approximately 5.3% decrease in the average price per bushel paid for corn, partially offset by an approximately 1.5%  increase in the number of bushels of corn processed from period to period.  For the nine months ended July 31, 2017 and 2016, we processed approximately 16.8 million and 16.6 million bushels of corn, respectively. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2017, was approximately $0.12 greater than the corn-ethanol price spread we experienced for same period of 2016. The decrease in corn prices was primarily driven by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market.

We had gains related to corn derivative instruments of approximately $646,000 and $1.5 million for the nine months ended July 31, 2017 and 2016, respectively, which decreased our cost of goods sold. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Natural gas costs increased 24.0% for the nine months ended July 31, 2017 as compared to the nine months ended July 31, 2016. The increase in natural gas costs was primarily due to higher energy prices during the 2017 period.  Our higher average price per MMBTU of natural gas for the nine months ended July 31, 2017, was due to increased domestic and export demand during the 2017 period and lower natural gas production during 2016 which used up natural gas stocks.  Comparatively, natural gas prices were lower in the 2016 period due to large natural gas stocks that built up in 2015.

We had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2017. In comparison, our natural gas derivative positions resulted in a gain of approximately $22,000 during the nine months ended July 31, 2016, which decreased our cost of goods sold.

Operating Expenses

Operating expenses for the nine months ended July 31, 2017 decreased approximately 0.8% compared to the nine months ended July 31, 2016.  Because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2017 fiscal year.

Operating Income

Our income from operations for the nine months ended July 31, 2017 was approximately $5.2 million compared to approximately $3.1 million for the same period of 2016. This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income of approximately $273,000 during the nine months ended July 31, 2017 compared to net other expense of approximately $191,000 the nine months ended July 31, 2016.  We had more other income during the nine months ended July 31, 2017 compared to the nine months ended July 31, 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 period.

Changes in Financial Condition at July 31, 2017 and October 31, 2016

The following table highlights our financial condition at July 31, 2017 and October 31, 2016 (amounts in thousands):

	July 31, 2017	October 31, 2016
	(unaudited)
Current Assets	$16,615	$12,614
Total Assets	$65,044	$63,771
Current Liabilities	$3,737	$7,632
Long-Term Debt, less current portion	$1,122	$1,394
Members' Equity attributable to Heron Lake BioEnergy, LLC	$58,766	$53,500
Non-Controlling Interest	$1,419	$1,245

The increase in total assets is due to an increase in current assets which is primarily attributable to an increase in cash on hand of approximately $6.4 million at July 31, 2017 compared to October 31, 2016.  Offsetting the increase in cash on hand was decreases in accounts receivable of approximately $2.9 million and the value of our commodity derivative instruments of approximately $507,000 at July 31, 2017 compared to October 31, 2016. The increase in our current assets was partially offset by an approximately $2.7 million decrease in property and equipment.  The decrease in property and equipment is due to depreciation expense during the nine months ended July 31, 2017.

Current liabilities at July 31, 2017 decreased by approximately $3.9 million compared to October 31, 2016. This decrease was primarily due to decreases of approximately $1.9 million in checks drawn in excess of bank balance and approximately $1.9 million in accounts payable at July 31, 2017 compared to October 31, 2016. The decrease in accounts payable is due primarily to the timing of payments to vendors and lower corn prices during the nine months ended July 31, 2017, which reduced the amount of our corn payable at July 31, 2017. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender.

Our long-term debt decreased approximately $271,000 at July 31, 2017 compared to October 31, 2016. The decrease is mostly due to payments on the note payable to the minority owner of Agrinatural, as well as payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased by approximately $5.3 million at July 31, 2017 compared to October 31, 2016. The increase was a result of net income attributable to Heron Lake BioEnergy, LLC of approximately $5.3 million for the nine months ended July 31, 2017.

Non-controlling interest totaled approximately $1.4 million and $1.2 million at July 31, 2017 and October 31, 2016, respectively.  This is directly related to recognition of the 27% non-controlling interest in Agrinatural at July 31, 2017 and October 31, 2016.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with Compeer.  Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members.  We expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2017	2016
	(unaudited)	(unaudited)
Net cash provided by operating activities	$9,535	$6,617
Net cash used in investing activities	$(923)	$(2,165)
Net cash used in financing activities	$(2,192)	$(4,365)
Net increase in cash	$6,420	$87

Operating Cash Flows

During the nine months ended July 31, 2017, cash flows from operating activities increased by approximately $2.9 million compared to the nine months ended July 31, 2016. This increase from period to period resulted largely from an  approximately $2.5 million increase in our net income, in addition to an increase of approximately $400,000 of various working capital items from period to period.

Investing Cash Flows

During the nine months ended July 31, 2017,  cash used in investing activities decreased due to a decrease in capital expenditures for construction in progress and general plant improvements, which was partially offset by proceeds from disposal of property and equipment.  Comparatively,  during the nine months ended July 31, 2016,  our primary capital expenditure project was replacement of the plant’s RTO, as well as plant improvements.

Financing Cash Flows

During the nine months ended July 31, 2017, cash used in financing activities totaled approximately  $2.2 million.  During the nine months ended July 31, 2017,  we used cash to make payments of approximately $325,000 on our long-term debt and decreased approximately $1.9 million on checks in excess of bank balance. For the same period of  2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, payments of approximately $9.9 million on our long-term debt and decreased approximately $347,000 on checks in excess of bank balance, offset by proceeds of approximately $9.8 million from our long-term debt.

Indebtedness

Revolving Term Note

We have a comprehensive credit facility with Compeer Financial, formerly known as Compeer Financial Services, FCLA (“Compeer”), which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of the credit facility closing, the Company entered into an administrative agency agreement pursuant to which CoBank, ACP acts as the administrative agent for Compeer with respect to the credit facility.

Under the Compeer revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declines by $3.5 million on March 1 each year until maturity. As a result, the aggregate principal commitment available under this facility was $17.5 million and $21.0 million at July 31, 2017 and October 31, 2016, respectively .  There was no outstanding balance on the revolving term loan at July 31, 2017 and October 31, 2016. The aggregate principal amount available to HLBE for additional borrowing at July 31, 2017 and October 31, 2016 was $17.5 million and $21.0 million, respectively.

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate. The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The interest rate on the revolving term loan was 4.48% and 3.45% at July 31, 2017 and October 31, 2016.  We also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum. The loan is secured by substantially all of our assets including a subsidiary guarantee.

This credit facility is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

•	the Company may not make loans or advances to Agrinatural, which exceed an aggregate principal amount of approximately $3.1 million without the consent of Compeer.
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

•

the Company may make member distributions of up to 65% of our net income without the consent of Compeer provided we remain in compliance with its loan covenants following the distribution.  Any member distributions in excess of 65% of the Company’s net income must be pre-approved by Compeer.

As of  July 31, 2017,  the Company was in compliance with these loan covenants. Management’s current financial projections indicate that we will be in compliance with our financial covenants for the next 12 months and we expect to remain in compliance thereafter. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its Compeer credit facility. If we fail to comply with the terms of our credit agreement with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

Other Credit Arrangements

In addition to our primary credit arrangement with Compeer, we have other material credit arrangements and debt obligations.

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

There was a total of approximately $1.4 million in outstanding water revenue bonds at July 31, 2017 and October 31, 2016. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 6.55% to 8.73%.

To fund the purchase of the distribution system and substation for our ethanol plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 by a secured promissory note. Under the note the Company is required to make monthly payments to Federated Rural Electric Association of $6,250, which consists of principal and an annual fee of 1%, beginning on October 10, 2009 until maturity in September 2017. In exchange for this loan, Federated Rural Electric Association was granted a security interest in the distribution system and substation for the plant. The balance of this loan was approximately $12,500 and $69,000 at July 31, 2017, and October 31, 2016, respectively.  The Company expects to repay the full amount of this loan in September 2017.

We also have a note payable to the minority owner of Agrinatural.  The balance of this loan was $100,000 and $200,000 at July 31, 2017 and October 31, 2016, respectively. Interest on the note is One-Month LIBOR rate plus 4.0%. Payment of the note is due on demand at the discretion of the board of managers of Agrinatural.    The interest rate on this note payable was 5.23% and 4.53% at July 31, 2017 and October 31, 2016, respectively.

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

The balance of this loan was approximately $2.1 million at July 31, 2017 and $2.4 million at October 31, 2016.

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

The balance of this loan was approximately $2.6 million at July 31, 2017 and $2.9 million at October 31, 2016.

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

At July 31, 2017, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facility with Compeer,  as well as our note payable to the minority owner of Agrinatural. The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from July 31, 2017.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2017	July 31, 2017	Adverse Change	Change to Income
$100,000	5.23%	5.75%	$500

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

As of July 31, 2017, we had price protection in place for approximately 16.5% of our anticipated corn needs and approximately 2.0% and 6.0% of our anticipated ethanol and distillers grains sales, respectively, for the next 12 months. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2017.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	July 31, 2017	Change to Income
Ethanol	64,000,000	Gallons	10.0%	$9,800,000
Corn	18,900,000	Bushels	10.0%	$5,900,000
Natural Gas	1,600,000	MMBTU	10.0%	$435,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2016, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2017 and April 30, 2017.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Brazilian government has imposed tariffs on ethanol exports to Brazil, which may negatively affect the demand and pricing for ethanol.

On August 23, 2017, Brazil’s Chamber of Foreign Trade announced it would recommend imposing a 20% tariff on U.S. ethanol imports after a 600 million liter tariff rate quota. According EIA data, through the June 30, 2017, approximately 1,045 million liters of ethanol have been exported to Brazil from the U.S., already exceeding the Brazilian tariff free quota. We cannot estimate the exact effect this tariff would have on the overall domestic ethanol market.  It is possible the tariff could reduce ethanol prices in the domestic market by decreasing Brazilian import demand for U.S. ethanol. Additionally, if ethanol prices increase, exports to Brazil may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the Brazilian tariff. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

State and federal government mandates affecting ethanol usage could change and impact the ethanol market.

Our operations could be adversely impacted by legislation or EPA actions, as set forth below or otherwise, that may reduce the RFS mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

On July 5, 2017, the EPA proposed the 2018 RVOs which maintains the RVO for conventional ethanol at 15.0 billion gallons, but reduces the overall biofuel target to 19.24 billion gallons for 2018 by decreasing volume obligations for advanced alternatives. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the EPA administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under the RFS. This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Appeals Court for the D.C. Circuit ruled on July 28, 2017 in favor of various ethanol and agricultural industry groups aligned as petitionors against the EPA. The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS in setting the 2016 RVOs. The Court concluded that the EPA was limited by the statute to consider only supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, and was not allowed to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 RVOs. While management does not anticipate any direct impact from the decision, the overall industry is expected to benefit from the limitation of the EPA's waiver analysis to the supply-side factors only.

Natural gas production disruptions and/or infastrure damage resulting from Hurricane Harvey may cause natural prices to increase, which could reduce our profitability.

Management anticipates short-term increases and volatility in natural gas prices for the remainder of fiscal year 2017 due to disruptions to natural gas production and damage to natural gas infrastructure resulting from Hurricane Harvey’s late August landfall.  The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Harvey. Therefore, we are uncertain as to how Hurricane Harvey will impact long term natural gas prices. However, management anticipates that the long-term impact of Hurricane Harvey natural gas prices will be less than the impact felt from Hurricane Katrina in 2005 due to shifts in where production takes place.  Since 2005, greater levels of production take place at inland basins, which are generally less affected by storms.We expect natural gas prices to be volatile or increase in the short to mid term given the unpredictable market situation.  Increases in the price of natural gas increases our cost of production and negatively impacts our profit margins.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2017 and October 31, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2017 and 2016; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July  31, 2017 and 2016; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2017	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 14, 2017	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer