Form 10-K
period 2017-10-31
Heron Lake BioEnergy, LLC
filed 2018-01-29
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☒	(do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ☐    No ☒

As of April 30, 2017, the aggregate market value of the 32,199,012 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was approximately $9,659,704.  The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of April 30, 2017, all of the 15,000,000 Class B units were held by an affiliate of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 29, 2018, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Members are incorporated by reference into Part III.

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

•	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;
•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices of distillers’ grains resulting from actions in international markets;
•	Changes in our business strategy, capital improvements or development plans;
•	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant;
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

PART I

When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota. When we use the terms the “Company”, “we”, “us”, “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which HLBE holds a 73.0% controlling interest in Agrinatural Gas, LLC (“Agrinatural”).

Additionally, when we refer to “units” in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to the Class A units of Heron Lake BioEnergy.

ITEM 1.    BUSINESS

Overview

Heron Lake BioEnergy, LLC was organized as a Minnesota limited liability company on April 12, 2001 under the name “Generation II, LLC”.  In June 2004, we changed our name to Heron Lake BioEnergy, LLC.

In July 2013, Granite Falls Energy, LLC (“Granite Falls” or “GFE”) acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of January 29, 2018, GFE owns approximately 31.4% of our outstanding Class A membership units and 100.0% of our outstanding Class B Units, for total ownership of approximately 50.7%, an decrease from its prior ownership percentage of approximately 50.6% due to its April 1, 2017 purchase of approximately 55,000 Class A Units in a private transaction with a HLBE unitholder at a price of $0.85 per unit.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

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

Our ethanol plant has a nameplate capacity of 50 million gallons per year.  On July 10, 2015, the Minnesota Pollution Control Agency approved a major amendment to our air emission permit which increased our permitted production capacity from 59.9 million gallons to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis.  We are currently operating above our stated nameplate capacity at an annual rate of approximately 65 million gallons and intend to continue to take advantage of the additional production allowed pursuant to our permit as long as we believe it is profitable to do so.

In fiscal years 2017, 2016, and 2015, we sold approximately 64.0 million gallons, 61.4 million gallons,  and 59.3 million gallons of ethanol, respectively.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.7%, 2.5%, and 2.4% of our total consolidated revenues in the years ended October 31, 2017, 2016, and 2015, respectively.  After accounting for intercompany eliminations for fees paid by the Company to Agrinatural for natural gas transportation services pursuant to our natural gas transportation agreement, Agrinatural’s revenues represented 1.1%, 0.9%, and 0.9%, of our consolidated revenues for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and have little to no impact on the overall performance of the Company.

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

Ethanol Production Segment

Revenues from our ethanol production segment have represented 98.9%, 99.1%, and 99.1%  of our revenues in the years ended October 31, 2017, 2016, and 2015 respectively.

Principal Products

The principal products from our ethanol production are fuel-grade ethanol, distillers’ grains, non-edible corn oil and miscellaneous sales of distillers’ syrup, a by-product of the ethanol production process.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2017.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	80.3%	78.6%	76.9%
Distillers' Grains	13.6%	15.5%	19.4%
Corn Oil	4.5%	4.4%	2.4%
Misc. Syrup Sales	0.5%	0.6%	0.4%

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. In addition, as domestic production of ethanol continues to expand, we anticipate increased international sales. Over our past fiscal year, exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, the Philippines and South Korea have also been top destinations.   However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S. can also negatively impact domestic export demand.

Although exports to China also substantially increased during 2016 over 2015,  China imported negligible volumes during 2017.  This reduction was due to China’s increase of the tariff on ethanol imported from the U.S. and Brazil to 30% as of January 1, 2017, compared to a 5% tariff in 2016.  However, on September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. There is no assurance the recently issued joint plan will lead to increased imports of US ethanol.

During 2017 Brazil also adopted import quotas on imported ethanol, which is expected to negatively impact U.S. exports. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports which is most likely the result of the implementation of the 20% tariff on imported ethanol. Exports to Brazil in September 2017 decreased by 20% compared to August 2017 exports and by 70% compared to the peak in May 2017. These tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

On June 27, 2017, Mexico’s Energy Regulatory Commission (“CRE”) approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey,  which could lead to increased exports to Mexico.  However, several lawsuits were filed in Mexico challenging the June 2017 decision by the CRE to approve the use of 10% ethanol blends.  Although four of these lawsuits were dismissed, a fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Mexico Supreme Court.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows.  However, according to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2017 were approximately 3% lower than distiller’s grains exports for the same period last year with Mexico, Turkey, South Korea, Canada, Thailand and Indonesia.

 Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, the Chinese issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  In November 2017, the China Ministry of Commerce announced that the anti-subsidy tariffs would be repealed.  While the anti-subsidy tariffs may be removed, the substantial anti-dumping duties remain.  As a result, there is no guarantee that distillers’ grains exports to Chinese will resume.

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth.

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

Ethanol Distribution

Eco-Energy is our ethanol marketer.  Pursuant to our marketing agreement with Eco-Energy, it has agreed to purchase and market the entire ethanol output of our ethanol plant.  Additionally, Eco-Energy arranges for the transportation of our ethanol.  We pay Eco-Energy a marketing fee based on a percentage of the applicable sales price per gallon of ethanol sold, as well as a fixed lease fee for rail cars leased from Eco-Energy. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

The term of our agreement with Eco-Energy expires on December 31, 2019.  However, the agreement provides for automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of then-current term.

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

Corn Oil Distribution

RPMG, Inc. (“RPMG”) markets the corn oil produced at our ethanol plant pursuant to a corn oil marketing agreement.  We pay RPMG a commission based on each pound of corn oil sold by RPMG under the agreement.

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

Ethanol prices were higher during fiscal year 2017 compared to fiscal year 2016.  Ethanol prices were higher during the fiscal year ended October 31, 2017 due to increased export demand which offset increased industry-wide production.  Management expects additional volatility for the price of ethanol in 2018.  Ethanol supply and demand both are expected to increase in 2018, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2017 and are projected to continue to grow in 2018.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2017, while ethanol as a percentage of the fuel supply increased slightly.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas.  Our ethanol plant also requires significant and uninterrupted amounts of electricity and water.  We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Procurement

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 72.9%, 74.4%, and 74.1% of our cost of sales for the years ended October 31, 2017, 2016, and 2015, respectively.  At our current production rate of approximately 65 million gallons of ethanol per year, we need to procure approximately 22.5 million bushels of corn per year for our dry mill ethanol process.  We believe our facility has sufficient corn storage capacity, with the capability to store approximately 8 days of corn supply.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were lower during our 2017 fiscal year as a result of several consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. If we experience a drought or other unfavorable weather condition during our 2018 fiscal year, the price we pay for corn and the availability of corn near our plant could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs.

Natural Gas Procurement

The primary source of energy in our manufacturing process is natural gas.  The cost of natural gas represented approximately 6.7%, 5.6%, and 6.9% of our cost of sales for the years ended October 31, 2017, 2016, and 2015, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plant at capacity during our 2018 fiscal year or beyond.  We have a facilities agreement with Northern Border Pipeline Company, which allows us to access an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We also have entered into a firm natural gas transportation agreement with our majority owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term ending on October 31, 2021, with one automatic renewal option to extend the term an additional five years.

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

Electricity

Our plant requires a continuous supply of electricity. We have an agreement in place to supply electricity to our plant. We do not anticipate any problems securing the electricity that we require to continue to operate our plant at capacity during our 2018 fiscal year or beyond.

Water

Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota. We do not anticipate any problems securing the water that we require to continue to operate our plant at capacity during our 2018 fiscal year or beyond.

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

Competition

Ethanol Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the RFA, as of October 27, 2017, there are approximately 214 biorefineries with a total nameplate capacity of approximately 16.2 billion gallons of ethanol per year, with an additional six plants under expansion or construction with capacity to produce an additional 463 million gallons.  However, the RFA estimates that approximately 2.6% of the ethanol production capacity in the U.S. was not operating as of October 27, 2017.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Poet Biorefining	1,662
Archer Daniels Midland	1,616
Green Plains, Inc.	1,370
Valero Renewable Fuels	1,265
Flint Hills Resources LP	820
Updated: October 27, 2017, Renewable Fuels Association

Each of the large ethanol producers above are capable of producing significantly more ethanol than we produce. These producers and other large producers are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we could not achieve with one ethanol plant. This could put us at a competitive disadvantage to other ethanol producers.

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

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, as of October 27, 2017, Minnesota  is one of the top producers of ethanol in the U.S. with 21 ethanol plants producing an aggregate of approximately 1.5 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022.  On November 23, 2016, the EPA announced the final rule for 2017 RVOs, which was set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry.

On July 5, 2017, the United States Environmental Protection Agency (“EPA”) released a proposed rule to set the 2018 renewable volume requirements (“RVOs”) for conventional ethanol at 15.0 billion gallons while lowering the RVO for advanced alternatives, reducing overall RVOs to 19.24 billion gallons for 2018.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA would meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the July proposed rule for 2018.  On November 30, 2017, the EPA announced the final 2018 RVOs, and consistent with EPA Administrator Pruitt’s October 2017 letter, set the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 4.29 billion gallons and cellulosic ethanol at 0.29 billion gallons, for overall RVOs of 19.29 billion gallons for 2018.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable	Cellulosic	Biodiesel	Advanced Biofuel	Ethanol That Can Be Used to
Year	RVO Source	Fuel RVO	Ethanol RVO	RVO	RVO	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	-	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	-	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	-	13.00	15.00
2020	RFS Statute	30.00	10.50	-	15.00	15.00
2021	RFS Statute	33.00	13.50	-	18.00	15.00
2022	RFS Statute	36.00	16.00	-	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017

Current ethanol production capacity exceeds the EPA’s 2017 and 2018 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs were more than 20% below statutory levels, in September 2017, the EPA Administrator Pruitt directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. Since the final 2018 RVOs are more than 20% below statutory levels, if 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS.  As a result, the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2017 and 2018. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beyond the federal mandates, there are limited domestic markets for ethanol.  Further, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress.  If such efforts are successful in further reducing or repealing the blending requirements of the RFS, a significant decrease in ethanol demand may result and could have a material adverse effect on our results of operations, cash flows and financial condition, unless additional demand from exports or discretionary or E85 blending develops.

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

Many in the ethanol industry believe that it will be difficult to meet the stator RFS RVOs in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. In EPA Administrator Pruitt’s October 2017 letter, he also stated that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption. However, it is unclear what regulatory framework, if any, will emerge.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under the RFS to the parties that own the gasoline before it is sold. EPA Administrator Pruitt’s October 2017 letter stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for RINs from refiners and importers to blenders and that the EPA will not pursue regulations to allow ethanol exports to generate RINs.  Management believes that these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

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

Our air permit requires certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, we submitted a letter to the Minnesota Pollution Control Agency (“MPCA”) regarding the certain non-compliant results from on-going performance testing required under our air permit. Since reporting to MPCA, The Company cooperated with MPCA’s review of the non-compliant tests and maintained open communication with MPCA staff to resolve the matter.  On October 17, 2017, we entered into a stipulation agreement with MPCA relating to the non-compliant test results.  Under the stipulation agreement, we agreed to pay a civil penalty of $63,500, which was paid in October 2017.

For the fiscal year ended October 31, 2017, we incurred costs and expenses of approximately $265,000 complying with environmental laws, including civil penalties for non-compliance.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

As of the date of this report, we have 40 full time employees, of which 7 employees are involved primarily in management and administration and the remaining employees are involved primarily in plant operations.  We do not currently anticipate any significant change in the number of employees at our plant.

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

The initial term of the management services agreement automatically renews for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Natural Gas Pipeline Segment

Through our wholly owned subsidiary, HLBE Pipeline Company, we indirectly own 73% of Agrinatural Gas, LLC, a Delaware limited liability company.  RES owns the remaining 27%  non-controlling interest in Agrinatural.  Swan Engineering, Inc. (“SEI”), an affiliate of RES, provides project management and management and operating services to Agrinatural as described below.

Agrinatural is governed by a 7 member board of managers.  Under Agrinatural’s operating agreement, we have the right to appoint 4 of the 7 managers and RES has the right to appoint 3 managers. Mychael Swan, the principal of SEI and largest owner of RES, serves as the Chairman of the Agrinatural board of managers.

Agrinatural is a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural’s natural gas pipeline originates from an interconnection with the natural gas transmission pipeline of Northern Border Pipeline Company approximately seven miles southwest of Jeffers, Minnesota in Cottonwood County. Agrinatural currently owns and operates approximately 190 miles of pipeline, including 164 miles of distribution mains and 26 miles of service lines. The Agrinatural pipeline was initially installed in 2011 to serve the Company.  Since the initial installation of the pipeline, Agrinatural has added several other commercial, agricultural and residential customers in the communities and surrounding areas of Heron Lake, Jeffers, Delft, Dundee, Storden, and Okabena, Minnesota.

Agrinatural has a management and operating agreement with SEI, whereby SEI provides Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement. For the fiscal year ended October 31, 2017, the Company paid SEI approximately $36,000 of monthly base fees and approximately $157,000 of variable customer management fees.

Agrinatural also has a project management agreement with SEI, whereby SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s  board of managers, excluding capitalized marketing costs. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement. For the fiscal year ended October 31, 2017, the Company paid SEI approximately $44,000 for project management and capital work fees.

Agrinatural has a professional services agreement with Wildwood Technology, LLC, pursuant to which, Wildwood Technology will act as the chief financial officer of Agrinatural through the services of its principal, Ann Tessier.  Pursuant to the Wildwood Technology agreement, Agrinatural pays Wildwood Technology $6,000 per month for the services provided by Ms. Tessier.  The Wildwood Technology agreement may be terminated at any time upon 30 days prior written notice by either party.    For the fiscal year ended October 31, 2017, the Company paid Wildwood Technology $72,000 in monthly fees.

Agrinatural also has a professional services agreement with Woodbury Consulting, LLC, an affiliate of RES. Pursuant to the Woodbury Consulting agreement, Woodbury Consulting will act as the chief executive officer of Agrinatural, through the services of its principal, John Sprangers.  Pursuant to the Woodbury Consulting agreement, Agrinatural pays Woodbury Consulting $150 per hour for the services provided by Mr. Sprangers plus travel expenses.  The Woodbury Consulting agreement may be terminated at any time upon 30 days prior written notice by either party. For the fiscal year ended October 31, 2017, the Company paid Woodbury Consulting approximately $22,000 for consulting services and approximately $1,000 for travel expense reimbursement.

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

On May 19, 2016, the Company amended the Additional Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company. Under the terms of the amendment and allonge, the Company agreed to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and defer a portion of the principal payments required for 2016 and capitalize the deferred principal to the balloon payment due at maturity.

Details of the Agrinatural credit facilities are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

Assets from our natural gas pipeline segment have represented 18.1%, 19.9%, and 19.5% of our consolidated total assets in the years ended October 31, 2017, 2016, and 2015, respectively.  Agrinatural’s assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.

Agrinatural’s revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural.  Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.7%, 2.5%, and 2.4% of our total consolidated revenues in the years ended October 31, 2017, 2016, and 2015, respectively.  After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural’s revenues represented 1.1%, 0.9%, and 0.9% of our consolidated revenues for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S., including those of Agrinatural, our majority owned subsidiary.  All of the products sold to our customers for the fiscal years ended October 31, 2017, 2016, and 2015 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.

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

Volatility in oil and gas prices may materially affect ethanol pricing and demand.

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

Management expects additional volatility for the price of ethanol in 2018.  Ethanol supply and demand both are expected to increase in 2018, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2017 and are projected to continue to grow in 2018.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2017, while ethanol as a percentage of the fuel supply increased slightly.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as POET Biorefining, Archer Daniels Midland Company, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Any disruptions in our infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

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

We have a concentration of credit risk because we sell our primary product, ethanol, and its primary co-product, distillers’ grains to two customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 99.5%, 98.3%, and 98.5% of revenue for the years ended October 31, 2017, 2016, and 2015, respectively and approximately 98.1% and 93.0% of the outstanding accounts receivable balance at October 31, 2017 and 2016, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

Our air permit requires certain on-going performance testing to be completed periodically to ensure compliance with minor source emission limits. On May 12, 2017, we submitted a letter to the MPCA regarding the results of certain non-compliant tests. On October 17, 2017, we entered into a stipulation agreement with the MPCA relating to these non-compliant tests.  Under the stipulation agreement, we agreed to pay a civil penalty of $63,500, which was paid in October 2017.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter.  On November 30, 2017, the EPA announced final RVO requirements for the RFS for calendar year 2018. The corn-based biofuel requirement of 15.0 billion gallons equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 19.29 billion gallons for 2018, more than 20% below the overall statutory level of 26 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. Current ethanol production capacity exceeds the 2018 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

As of January 29, 2018, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.7% of our outstanding units.  As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

Our member control agreement gives members who hold significant amounts of equity in us the right to designate governors to serve on our board of governors. Therefore, Granite Falls Energy has the right to appoint five persons to our nine-person board pursuant to this provision. With the right to designate a majority of our board, Granite Falls Energy can significantly influence the outcome of any actions taken by our board of governors and our business.

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

Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under our credit facility. Our credit facility with Compeer currently limits our ability to make distributions to our members. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Although we have declared distributions that were paid to members in January 2015 and 2016, there is no guarantee that we will be in a financial position to pay distributions in the future, that the terms of our credit facility will allow us to make distributions to our members, or that distributions, if any, will be at times or in amounts to permit our members to make income tax payments. Consequently, members may receive little or no return on their investment in the units.

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

We consider Heron Lake BioEnergy, LLC to be a partnership for federal income tax purposes. This means that we will not pay any federal income tax, and our members will pay tax on their share of our net income. If we are unable to maintain our partnership tax treatment or qualify for partnership taxation for whatever reason, then we may be taxed as a corporation. We cannot assure you that we will be able to maintain our partnership tax classification. For example, there might be changes in the law or our company that would cause us to be reclassified as a corporation. As a corporation, we would be taxed on our taxable income at rates of up to 35% for federal income tax purposes (21% beginning after December 31, 2017). Further, distributions would be treated as ordinary dividend income to our unit holders to the extent of our earnings and profits. These distributions would not be deductible by us, thus resulting in double taxation of our earnings and profits. This would also reduce the amount of cash we may have available for distributions.

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

All of our real property is subject to mortgages in favor of Compeer as security for loan obligations.

Our majority owned subsidiary, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.  Agrinatural’s  assets have represented 18.1%, 19.9%, and 19.5% of our consolidated total assets in the years ended October 31, 2017, 2016, and 2015, respectively.  All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

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

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2016 1st	$ 1.15	$ 1.15	20,000
2016 2nd	$ 0.90	$ 1.00	48,500
2016 3rd	$ 0.85	$ 1.00	15,000
2016 4th	$ 0.90	$ 0.95	23,500
2017 1st	$ 0.85	$ 0.85	15,250
2017 2nd	$ 0.85	$ 1.00	87,875
2017 3rd	$ 0.85	$ 1.00	32,500
2017 4th	$ 0.85	$ 0.85	26,250

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our Class A or Class B units during fiscal 2017.

Holders of Record

As of January 29, 2018, there were 62,932,107 Class A units outstanding held of record by 1,196 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding.  The determination of the number of members is based upon the number of record holders of the units as reflected in the Company’s internal unit records.

As of January 29, 2018, Granite Falls Energy, LLC owns an approximately 50.7% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE is a related party by virtue of its ownership interest in us.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2017 and January 29, 2018, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

Distributions

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by multiplying the number of units by distribution per unit declared. Our board of governors has complete discretion over the timing and amount of distributions to our unit holders.

Distributions are restricted by certain loan covenants in our comprehensive credit facility with Compeer. We may only make distributions to our members in an amount that does not exceed 65% of our net profit (determined according to GAAP) for such fiscal year; provided that the we are and will remain in compliance with all of the covenants, terms and conditions of the comprehensive credit facility. If our financial performance and loan covenants permit, we expect to make future cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. Cash distributions are not assured, however, and we may never be in a position to make distributions. Under Minnesota law, we cannot make a distribution to a member if, after the distribution, we would not be able to pay our debts as they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets.

On December 18, 2014, our board of governors declared a distribution of $0.12 per membership unit for a total of approximately $9.4 million to be paid to members of record as of December 18, 2014. The distribution was paid on or about January 19, 2015.

On December 17, 2015, our board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3.9 million to be paid to members of record as of December 17, 2015. The distribution was paid on or about January 25, 2016.

We did not make any distributions to our members during fiscal year 2017.

On December 21, 2017, our board of governors declared a distribution of $0.11 per membership unit for a total of approximately $8.6 million to be paid to members of record as of December 21, 2017. The distribution was paid on or about January 29, 2018.

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal year 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2012. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the consolidated balance sheets as of October 31, 2017 and 2016 and the consolidated statements of operations data for the years ended October 31, 2017, 2016, and 2015 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2015, 2014 and 2013 and the consolidated statements of operations data for the years ended October 31, 2014 and 2013 were derived from audited consolidated financial statements filed previously. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands, except per unit data and unless context otherwise requires).

	For the Fiscal Years Ended October, 31,
Statement of Operations	2017	2016	2015	2014	2013
Revenues	$109,918	$109,606	$115,660	$149,418	$163,764
Cost of Goods Sold	99,488	101,112	105,248	120,569	155,537
Gross Profit	10,430	8,494	10,412	28,849	8,227
Operating Expenses	(3,125)	(2,999)	(3,001)	(2,950)	(3,214)
Operating Income	7,305	5,495	7,411	25,899	5,013
Other Income (Expense)	211	(300)	(432)	(1,571)	(2,745)
Net Income	7,516	5,195	6,979	24,328	2,268
Less: Net Income Attributable to Noncontrolling Interest	(248)	(245)	(228)	(359)	(327)
Net Income Attributable to Heron Lake BioEnergy, LLC	$7,268	$4,950	$6,751	$23,969	$1,941

Weighted Average Units Outstanding—Basic (Class A and B)	77,932,107	77,932,107	77,932,107	69,233,367	44,868,463
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.09	$0.06	$0.09	$0.35	$0.04

Weighted Average Units Outstanding - Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	78,389,586	48,086,445
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.09	$0.06	$0.09	$0.31	$0.04
Distributions Per Unit (Class A and B)	$—	$0.05	$0.12	$—	$—

Balance Sheet Data at October 31,	2017	2016	2015	2014	2013
Current assets	$21,562	$12,614	$12,892	$10,897	$7,849
Property and equipment, net	46,567	50,376	52,985	54,368	51,670
Other assets	744	781	819	858	1,274
Total assets	$68,873	$63,771	$66,696	$66,123	$60,793

Current liabilities	$5,646	$7,632	$6,456	$8,109	$5,062
Long-term debt, less current portion	966	1,394	6,712	2,112	28,182
Members' equity attributable to Heron Lake BioEnergy, LLC	60,768	53,500	52,447	55,047	27,142
Non-controlling interest	1,493	1,245	1,082	853	409
Total liabilities and members' equity	$68,873	$63,771	$66,697	$66,121	$60,795

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2017.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 2.7%, 2.5%, and 2.4% of our total consolidated revenues in the years ended October 31, 2017, 2016, and 2015, respectively.  After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 1.1%, 0.9%, and 0.9% of our consolidated revenues for the fiscal years ended October 31, 2017, 2016, and 2015, respectively, and have little to no impact on the overall performance of the Company.

Plan of Operations For the Next Twelve Months

Over the next twelve months we will continue our focus on operational improvements at our plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should we experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure, as well as small capital projects to improve operating efficiency. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

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

For the fiscal year ended October 31, 2017 compared to fiscal year ended October 31, 2016, our average price per gallon of ethanol sold increased 1.8%. Although there has been an increased domestic supply of ethanol, the price of ethanol increased in part due to domestic demand as relatively low fuel prices resulted in increased consumers driving and increased export demand. The price of ethanol has also seen positive impact from the rising ethanol blend rates at the pump. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn prices were offset by rising crude oil and gasoline prices throughout the fiscal year which had a favorable effect on ethanol price. Management believes that, despite the uptick in ethanol price, the ethanol outlook moving into fiscal year 2018 will remain relatively flat and our margins will remain tight due to abundant corn supplies and relatively flat gasoline demand.

Exports of ethanol have also been increasing, however export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017 Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 30% tariff on U.S. and Brazil fuel ethanol on January 1, 2017.  On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports for the first time in 16 months. However, on June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey, which could lead to increased exports to Mexico. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during the first half of fiscal year 2017, becoming more volatile and trending down during the latter part of fiscal year 2017 as harvest was completed.  The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2017-18 ending corn stocks at approximately 2.5 billion bushels, and project the 2017/18 corn supply at approximately 14.6 billion bushels with steady corn consumption for ethanol and co-products steady at approximately 5.5 billion bushels, suggesting lower corn prices into the first half of Fiscal 2018. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers’ grains due to lower export demand and oversupply in the domestic market, along with increased corn and soybean availability.  Export demand from China and Vietnam, historically two of the largest importers of U.S. produced distillers grains, has significantly declined. In January year, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which saw significant declines in exports of U.S. distillers’ grains to China.

However, in November 2017, the China Ministry of Commerce announced that the anti-subsidy tariffs would be repealed.  While the anti-subsidy tariffs may be removed, the more substantial anti-dumping duties remain.  As a result, we cannot forecast how much demand from China will come back into the marketplace and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Additionally, exports of U.S. distillers’ grains to Vietnam have halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth.  Management anticipates distillers’ grains prices will remain lower during our 2018 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2017 and 2016 (amounts in thousands):

	Year Ended October 31, 2017		Year Ended October 31, 2016
Statement of Operations Data		%		%
Revenues	$109,918	100.0%	$109,606	100.0%
Cost of Goods Sold	99,488	90.5%	101,112	92.3%
Gross Profit	10,430	9.5%	8,494	7.7%
Operating Expenses	(3,125)	(2.8)%	(2,999)	(2.7)%
Operating Income	7,305	6.7%	5,495	5.0%
Other Income (Expense), net	211	0.2%	(300)	(0.3)%
Net Income	7,516	6.9%	5,195	4.7%
Less: Net Income Attributable to Non-controlling Interest	(248)	(0.2)%	(245)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$7,268	6.7%	$4,950	4.5%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2017:

	Year Ended October 31, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$88,231	80.3%
Distillers' grains sales	15,002	13.6%
Corn oil sales	4,915	4.5%
Corn syrup sales	562	0.5%
Agrinatural revenues (net of intercompany eliminations)	1,208	1.1%
Total Revenues	$109,918	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our consolidated statements of operations for the fiscal year ended October 31, 2016:

	Year Ended October 31, 2016
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$86,175	78.6%
Distillers' grains sales	17,004	15.5%
Corn oil sales	4,780	4.4%
Corn syrup sales	619	0.6%
Agrinatural revenues (net of intercompany eliminations)	1,028	0.9%
Total Revenues	$109,606	100.0%

Our total consolidated revenues increased by approximately 0.3% for the fiscal year ended October 31, 2017, as compared to the fiscal year 2016 primarily due to increases in the average price realized for our ethanol and corn oil which were partially mitigated by decreases in average price realized for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2017 and 2016:

	Year Ended October 31, 2017		Year Ended October 31, 2016
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	64,030	$1.38	63,664	$1.35
Distillers' grains (tons)	156	$96.44	147	$115.56
Corn oil (pounds)	17,755	$0.28	18,285	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 2.4% for fiscal year 2017 compared to the fiscal year 2016 due primarily to an approximately 1.8%  increase in the average price per gallon we received for our ethanol coupled with an approximate 0.6% increase in the volumes sold from period to period. We produced and sold more ethanol gallons during fiscal year 2017 as compared to fiscal year 2016 primarily due to the timing of ethanol shipments and a slight increase in ethanol production. Ethanol production was higher at our plant compared to the prior year due to capital improvements we are making at our plant designed to increase ethanol production and improve efficiency. We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2018 fiscal year.

The increase in the price of ethanol was due in part to domestic demand as relatively low fuel prices resulted in increased consumers driving and increased export demand. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn prices were offset by rising crude oil and gasoline prices throughout the fiscal year which had a favorable effect on ethanol prices.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2017, we had fixed and basis contracts for forward ethanol sales for delivery periods through March 2018 valued at approximately $18.4 million.  Separately, ethanol derivative instruments resulted in a loss of approximately $219,000 for the fiscal year ended October 31, 2017 and a gain of approximately $118,000 for the fiscal year ended October 31, 2016.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2017 fiscal year were approximately 11.8%  less compared to fiscal year 2016.  The decline in distillers’ grains revenues is primarily attributable to an approximately 16.5%  decrease in the average price per ton we received for our distillers’ grains from period to period, partially offset by an  approximately 5.7% increase in the tons of distillers’ grains sold during fiscal year 2017 compared to fiscal year 2016.

The decline in the market price of distillers’ grains is due to lower domestic demand and lower export demand, particularly from China, as well as Vietnam. Reduced export demand from China and Vietnam, combined with lower corn and soybean prices, has led to an oversupply of distillers’ grains in the domestic market which has resulted in a decline in the price of distillers’ grains. Domestic demand for distillers’ grains may also remain low due to expansion of production capacity in the ethanol industry and end-users switching to lower priced alternatives. Management anticipates that distillers’ grains prices will remain lower during our 2018 fiscal year unless China reduces or eliminates its tariffs.

We sold more tons of distillers’ grains during fiscal year 2017 as compared to 2016 due primarily to an increase in distillers’ grains yield at the plant. Management anticipates relatively stable distillers’ grains production going forward.

At October 31, 2017, we had forward distillers’ grains sales contracts valued at approximately $2.0 million for various delivery periods through March 2018.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains.  Total revenues from sales of corn oil increased by approximately 2.8% for fiscal year 2017 compared to the fiscal year 2016.  This increase is attributable to an approximately 5.9% increase in the average price we received per pound of corn oil sold, offset by a 2.9% decrease in the number of pounds sold during fiscal year 2017 compared to fiscal year 2016.

Management attributes the increase in corn oil prices during fiscal year 2017, in part, to increased demand from the biodiesel industry and due to the expansion of the RFS advanced biofuel mandate increasing the demand for biodiesel. However, the RVO for advanced biofuels in EPA’s final rule for 2018 is significantly reduced in comparison to the statutory mandate.  As a result, the increased demand for corn oil from the biodiesel industry may not continue during fiscal year 2018, particularly if the biodiesel blenders' tax credit, which expired on December 31, 2016, is not extended. In December 2017, a bill, the Tax Extenders Act of 2017 (S. 2256), was introduced in the Senate which would renew the $1.00-per-gallon biodiesel and renewable diesel tax credits for biodiesel and blending biodiesel retroactively to January 1, 2017, and extending the tax credit through December 31, 2018. Due to the recent uncertainty in Congress, management cannot predict whether the tax credit extender bill will be passed by Congress as presently written or at all.

Although management believes that corn oil prices will remain relatively steady at the increased price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

The decrease in volume sold for fiscal year 2017 compared to the 2016 is attributable to reduced oil yield.  Management expects our corn oil production will be relatively stable going forward.

At October 31, 2017, we had forward corn oil sales contracts valued at $763,000 for various delivery periods through December 2017.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 1.6% for the fiscal year ended October 31, 2017, as compared to the fiscal year ended October 31, 2016.  Cost of goods sold, as a percentage of revenues, also decreased to approximately 90.5% for the fiscal year ended October 31, 2017, as compared to approximately 92.3% for the 2016 fiscal year due to a wider margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2017 was approximately $1.38 per gallon of ethanol sold compared to approximately $1.42 per gallon of ethanol produced for the fiscal year ended October 31, 2016.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2017:

	Year Ended October 31, 2017
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$72,523	72.9%
Natural gas costs	6,645	6.7%
All other components of costs of goods sold	20,320	20.4%
Total Cost of Goods Sold	$99,488	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2016:

	Year Ended October 31, 2016
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$75,194	74.3%
Natural gas costs	5,631	5.6%
All other components of costs of goods sold	20,287	20.1%
Total Cost of Goods Sold	$101,112	100.0%

Corn Costs

Our cost of goods sold related to corn decreased approximately 2.6% for our 2017 fiscal year compared to our 2016 fiscal year, due primarily to decrease of 4.1% in the average price per bushel paid for corn from period to period,  offset by a 1.6% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2017 fiscal year was approximately $0.07 more than the corn-ethanol price spread we experienced for fiscal year 2016.

The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market. Due to the strong 2017 harvest, management anticipates that corn prices will remain lower during our first half of 2018 fiscal year.

For our fiscal years ended October 31, 2017 and 2016, we processed approximately 22.5 million and 22.1 million bushels of corn, respectively.  We were able to improve our corn conversion efficiency slightly during our 2017 fiscal year compared to 2016 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2018 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2017, we had forward corn purchase contracts for approximately 1.8 million bushels for various delivery periods through October 2018. Comparatively, at October 31, 2016, we had forward corn purchase contracts for approximately 4.3 million bushels for various delivery periods through August 2017.

Our corn derivative positions resulted in gains of approximately $962,000 and $916,000 for the fiscal years ended October 31, 2017 and 2016, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2017 fiscal year, we experienced an increase of approximately 18.0% in our overall natural gas costs compared to our 2016 fiscal year.  This increase in cost of natural gas from period to period as was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015.  Management also anticipates higher natural gas prices during as we move through the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold. Comparatively, our natural gas derivative positions resulted in a gain of approximately $22,000 for the fiscal year ended October 31, 2016, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes and similar costs.  Operating expenses as a percentage of revenues rose slightly to 2.8% of revenues for our fiscal year ended October 31, 2017 compared to 2.7% of revenues for our fiscal year ended October 31, 2016.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2016.   Our higher fixed production expenses are attributable to an increase in our property taxes, which was a result of the expiration of the State of Minnesota’s JOBZ program, which expired on December 31, 2015. Under the JOBZ program, our plant was exempt from property tax.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2018 fiscal year.

Operating Income

For our fiscal year ended October 31, 2017, we reported operating income of approximately $7.3 million compared to operating income of approximately $5.5 million for our fiscal year ended October 31, 2016.  This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income of approximately $211,000 during fiscal year 2017 compared to net other expense of approximately $300,000 for fiscal year 2016.  We had more other income during fiscal year 2017 compared to fiscal year 2016 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2017 fiscal year.

Results of Operations for the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated  statements of operations for the fiscal years ended October 31, 2016 and 2015 (amounts in thousands):

	Year Ended October 31, 2016		Year Ended October 31, 2015
Statement of Operations Data		%		%
Revenues	$109,606	100.0%	$115,660	100.0%
Cost of Goods Sold	101,112	92.3%	105,248	91.0%
Gross Profit	8,494	7.7%	10,412	9.0%
Operating Expenses	(2,999)	(2.7)%	(3,001)	(2.6)%
Operating Income	5,495	5.0%	7,411	6.4%
Other Expense, net	(300)	(0.3)%	(432)	(0.4)%
Net Income	5,195	4.7%	6,979	6.0%
Less: Net Income Attributable to Non-controlling Interest	(245)	(0.2)%	(228)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$4,950	4.5%	$6,751	5.8%

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

Ethanol

Total revenues from sales of ethanol decreased by approximately 3.2% for fiscal year 2016 compared to the fiscal year 2015 due primarily to an approximately 6.6% decline in the average price per gallon we received for our ethanol which was partially mitigated by approximately 3.7% increase in the volumes sold from period to period. We produced and sold more ethanol gallons during fiscal year 2016 as compared to fiscal year 2015 primarily due to the timing of ethanol shipments and a slight increase in ethanol production. Ethanol production was higher compared to prior year due to improvements we made at the ethanol plant designed to increase ethanol production and improve efficiencies.

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

Corn Oil

Total revenues from sales of corn oil increased by approximately 70.8% for fiscal year 2016 compared to the fiscal year 2015.  This increase was attributable to an approximately 70.8% increase in pounds sold during fiscal year 2016 compared to fiscal year 2015 as the average price we received per pound of corn oil sold from period to period was relatively unchanged.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 3.9% for the fiscal year ended October 31, 2016, as compared to the fiscal year ended October 31, 2015. However, cost of goods sold, as a percentage of revenues, increased slightly to approximately 92.3% for the fiscal year ended October 31, 2016, as compared to approximately 91.0% for the 2015 fiscal year due to the narrowing of the margin between the price of ethanol and the price of corn.    Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2016 was approximately $1.42 per gallon of ethanol sold compared to approximately $1.37 per gallon of ethanol produced for the fiscal year ended October 31, 2015.

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

	Year Ended October 31, 2016
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$75,194	74.3%
Natural gas costs	5,631	5.6%
All other components of costs of goods sold	20,287	20.1%
Total Cost of Goods Sold	$101,112	100.0%

The following table shows the costs of corn, natural gas and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2015:

	Year Ended October 31, 2015
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$77,846	74.0%
Natural gas costs	7,288	6.9%
All other components of costs of goods sold	20,114	19.1%
Total Cost of Goods Sold	$105,248	100.0%

Corn Costs

Our cost of goods sold related to corn decreased approximately 3.4% for our 2016 fiscal year compared to our 2015 fiscal year.  This decrease was due primarily to decrease of 5.6% in the average price per bushel paid for corn from period to period,  partially offset by a 2.3% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2016 fiscal year was approximately 4.9%  less than the corn-ethanol price spread we experienced for our 2015 fiscal year.    The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2015, resulting in a sufficient local supply of corn to the market and relatively lower corn demand.

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

Operating Expense

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

Changes in Financial Condition at October 31, 2017 and 2016

The following table highlights the changes in our financial condition from our audited consolidated balance sheet for the periods presented (amounts in thousands):

	October 31, 2017	October 31, 2016
Current Assets	$21,562	$12,614
Total Assets	$68,873	$63,771
Current Liabilities	$5,646	$7,632
Long-Term Debt, less current portion	$966	$1,394
Members' Equity attributable to Heron Lake BioEnergy, LLC	$60,768	$53,500
Non-Controlling Interest	$1,493	$1,245

The $5.1 million increase in total assets is due to an increase in current assets, which is primarily attributable to increases in cash on hand of approximately $8.8 million and inventory of approximately $1.2 million at October 31, 2017 compared to October 31, 2016.  Offsetting the increases in cash on hand and inventory were decreases in accounts receivable of approximately $575,000 and the value of our commodity derivative instruments of approximately $520,000 at October 31, 2017 compared to October 31, 2016. The increase in our current assets was partially offset by an approximately $3.8 million decrease in property and equipment primarily due to current year depreciation expense.

Current liabilities at October 31, 2017 decreased by approximately $2.0 million compared to October 31, 2016. This decrease was primarily due to decreases of approximately $1.9 million in checks drawn in excess of bank balance. Our outstanding checks in excess of our bank balance represents any checks that we have issued that have not yet been cashed and exceed the cash we have in our bank account. Checks that we issue are paid from our revolving term loan and any cash that we generate is used to pay down our revolving term loan with our primary lender.

Our long-term debt decreased approximately $428,000 at October 31, 2017 compared to October 31, 2016. The decrease is due to payments on the note payable to the minority owner of Agrinatural, the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased approximately $7.3 million at October 31, 2017 compared to October 31, 2016. The increase was a result of net income attributable to Heron Lake BioEnergy, LLC of approximately $7.3 million for the year ended October 31, 2017.

Non-controlling interest totaled approximately $1.5 million at October 31, 2017 compared to approximately $1.2 million at October 31, 2016.  This is directly related to recognition of the 27.0% non-controlling interest in Agrinatural, LLC.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with Compeer.  Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members.  We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations for the next twelve months.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2018 fiscal year, we anticipate completion of several smaller capital projects and to maintain current plant infrastructure and improve operating efficiency. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2018 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and available for borrowing under our revolving term loan.

Year Ended October 31, 2017 Compared to Year Ended October 31, 2016

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	Year Ended October 31,
	2017	2016
Net cash provided by operating activities	$12,250	$11,950
Net cash used in investing activities	$(1,129)	$(2,485)
Net cash used in financing activities	$(2,353)	$(9,294)
Net increase in cash	$8,768	$171

Operating Cash Flows

During the fiscal year ended October 31, 2017, net cash provided by operating activities increased by approximately $300,000 compared to the fiscal year ended October 31, 2016.  The increase from resulted largely from an approximately $2.3 million increase in our net income in the current year,  offset by a decrease of approximately $2.0 million from period to period in various working capital items.  Net income increased for fiscal year due to increased average sales prices we received for our ethanol and corn oil.

Investing Cash Flows

During the fiscal year ended October 31, 2017, capital expenditures decreased compared to the fiscal year ended October 31, 2016 due to less property and equipment acquired for the ethanol plant, as well as proceeds from disposal of property and equipment.  Comparatively, during the fiscal year ended October 31, 2016, we used cash to primarily to complete our RTO replacement project, as well as other plant improvements.

Financing Cash Flows

We used approximately $6.9 million less for financing activities for the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016.  During the fiscal year ended October 31, 2017, we used cash to make payments of approximately $486,000 on our long-term debt and decreased approximately $1.9 million on checks drawn in excess of bank balance.

For the same period of 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, and payments of approximately $15.2 million on our long-term debt, offset by proceeds of approximately $9.8 million from our long-term debt and approximately $30,000 from checks drawn in excess of bank balance.

Year Ended October 31, 2016 Compared to Year Ended October 31, 2015

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

Investing Cash Flows

During the fiscal year ended October 31, 2016, capital expenditures decreased 65.0% compared to the fiscal year ended October 31, 2015 due to less property and equipment acquired for the ethanol plant.  During fiscal year 2015, investing activities used approximately $6.2 million in cash primarily to purchase a condenser and sieve beads to remediate the system pressure fluctuations we experienced during the first fiscal quarter of 2015 and make a down payment on the RTO replacement equipment.  During the fiscal year ended October 31, 2016, we used cash to primarily to complete our RTO replacement project.

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

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2017 (amounts in thousands):

		Less than	One to	Four to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations(1)	$1,575	$431	$771	$373	$—
Operating lease obligations(2)	16,213	1,896	3,534	3,534	7,249
Purchase obligations(3)	5,348	5,348	—	—	—
Total contractual obligations	$23,136	$7,675	$4,305	$3,907	$7,249

(1)	Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2017, assuming contractual maturities.
(2)	The operating lease obligations in the table above include our rail car leases.
(3)

Purchase obligations consist of forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2017 for basis contracts that had not yet been fixed.

Credit Arrangements

Credit Facility with Compeer

We have a comprehensive credit facility with Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”), which consists of a revolving term loan with a maturity date of March 1, 2022.  As part of this credit facility, we entered into an administrative agency agreement with CoBank, ACP (“CoBank”), which was appointed the administrative agent for Compeer the purpose of servicing the credit facility.

Under the Compeer revolving term note, we can borrow, repay, and re-borrow up to the maximum aggregate principal commitment, which declines by $3.5 million annually beginning March 1, 2015 and continuing each anniversary thereafter until maturity on March 1, 2022. In the event any amount is outstanding on this loan in excess of maximum aggregate principal commitment following a scheduled reduction, we have agreed to repay principal on the loan until we reach the new reduced maximum aggregate principal commitment.   The maximum aggregate principal commitment under this facility at October 31, 2017 and 2016 was $17.5 million and $21.0 million, respectively. There was no outstanding balance on the revolving term loan at October 31, 2017 and 2016.  Therefore, the aggregate principal amount available to the Company for additional borrowing was $17.5 million and $21.0 million at October 31, 2017 and 2016, respectively.

Interest on this loan accrues at 3.25% above the One-Month London Interbank Offered Rate (LIBOR) Index rate.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreement.  The interest rate was 4.49% and 3.45% at October 31, 2017 and October 31, 2016, respectively.

We agreed to pay an annual fee of 0.5% of the unused portion of this loan. The credit facility is secured by all of our real property, equipment and other assets.

The credit facility with Compeer is subject to numerous financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio, including the following:

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

As of October 31, 2017 and 2016, the Company was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its Compeer credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the Compeer credit facility and we fail to obtain a waiver of any such term or covenant, Compeer could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

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

As of October 31, 2017 and 2016, there was a total of approximately $1.3 million and  $1.6 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

To fund the purchase of the distribution system and substation for the plant, we entered into a loan agreement with Federated Rural Electric Association pursuant to which we borrowed $600,000 under a secured promissory note secured by the distribution system and substation for the plant. Under the note we were required to make monthly payments to Federated Rural Electric Association of $6,250 consisting of principal and an annual maintenance fee of 1% beginning on October 10, 2009. We paid the balance of this loan in full in September 2017.

We also have a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $100,000 and $200,000 at October 31, 2017 and 2016, respectively.  Interest on the note is One Month LIBOR rate plus 4.0%,  which was approximately 5.24% and 4.53% at October 31, 2017 and 2016, respectively.  Payment is due on demand at the discretion of the board of managers of Agrinatural.

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

The balance of this loan was approximately $2.0 million and  $2.4 million at October 31, 2017 and 2016, respectively.

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

Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Prior to May 1, 2015, Agrinatural was required to pay only monthly interest on the term loan.  Commencing May 1, 2015, Agrinatural is required to make monthly installments of principal plus accrued interest of approximately $42,000 per month. The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

On May 19, 2016, the Company and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”).  Additionally, the Company and Agrinatural entered into an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and deferred a portion of the principal payments required for 2016.

The Amendment provides that the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and become a part of the balloon payment due at maturity.  Additionally, for calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The balance of this loan was approximately $2.5 million and $2.9 million at October 31, 2017 and 2016, respectively.

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

Derivative Instruments

From time to time, we enter into forward sales contracts for ethanol, distillers and corn oil, and purchase contracts for corn and natural gas to hedge our exposure to commodity price fluctuations.  These contracts provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Accordingly, we classify these sales and purchase contracts as normal sales and purchase contracts and as a result, these contracts are not marked to market in our consolidated financial statements.

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

Inventory

We value our inventory at the lower of cost or net realizable value using the first in first out method or net realized value. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions which do not reflect unanticipated events and circumstances that may occur. In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our use of derivative instruments. Given the significant assumptions required and the possibility that actual conditions will differ, we consider the valuation of the lower of cost or net realized value on inventory to be a critical accounting estimate.

Property and Equipment

Management’s estimate of the depreciable lives of property and equipment is based on the estimated useful lives. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets. The Company tests for impairment at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from our credit facilities with Compeer. The specifics of these credit facilities are discussed in greater detail in “PART II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from October 31, 2017.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
October 31, 2017	October 31, 2017	Adverse Change	Change to Income
$100,000	5.24%	5.76%	$500

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

As of October 31, 2017, we had price protection in place for approximately 7% and 14%  of our anticipated corn and natural gas needs, respectively, and 22%,  11% and 15% of our ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average ethanol price and the fair value of our corn and natural gas prices as of October 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	October 31, 2017	Change to Income
Ethanol	46,700,000	Gallons	10.0%	$6,000,000
Corn	20,200,000	Bushels	10.0%	$6,100,000
Natural Gas	1,100,000	MMBTU	10.0%	$458,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and Board of Governors

Heron Lake BioEnergy, LLC

Heron Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2017. Heron Lake BioEnergy, LLC’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heron Lake BioEnergy, LLC and Subsidiaries as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay PLLP

Minneapolis, Minnesota

January 29, 2018

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2017	October 31, 2016
ASSETS
Current Assets
Cash	$10,065,367	$1,297,644
Accounts receivable	4,031,977	4,607,202
Inventory	7,064,344	5,864,545
Commodity derivative instruments	141,644	662,338
Prepaid expenses and other current assets	259,106	181,853
Total current assets	21,562,438	12,613,582

Property and Equipment, net	46,567,087	50,376,210

Other Assets
Other intangible assets, net	45,852	84,000
Other assets	697,254	697,254
Total other assets	743,106	781,254

Total Assets	$68,872,631	$63,771,046

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$432,183	$490,057
Checks drawn in excess of bank balance	—	1,866,683
Accounts payable	4,771,197	4,878,210
Commodity derivative instruments	27,630	—
Accrued expenses	415,106	397,407
Total current liabilities	5,646,116	7,632,357

Long-Term Debt, less current portion	965,502	1,393,669

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units authorized, issued and outstanding at both October 31, 2017 and 2016	60,767,951	53,499,596
Non-controlling interest	1,493,062	1,245,424
Total members' equity	62,261,013	54,745,020

Total Liabilities and Members' Equity	$68,872,631	$63,771,046

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2017	2016	2015
Revenues	$109,917,652	$109,605,544	$115,660,469

Cost of Goods Sold	99,488,370	101,112,154	105,248,092

Gross Profit	10,429,282	8,493,390	10,412,377

Operating Expenses	(3,124,687)	(2,999,157)	(3,001,095)

Operating Income	7,304,595	5,494,233	7,411,282

Other Income (Expense):
Interest income	24,668	712	1,312
Interest expense	(212,491)	(397,837)	(444,625)
Other income, net	399,221	97,208	11,747
Total other income (expense), net	211,398	(299,917)	(431,566)

Net Income	7,515,993	5,194,316	6,979,716

Less: Net Income Attributable to Non-controlling Interest	(247,638)	(244,616)	(228,483)

Net Income Attributable to Heron Lake BioEnergy, LLC	$7,268,355	$4,949,700	$6,751,233

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.09	$0.06	$0.09

Distributions Per Unit (Class A and B)	$—	$0.05	$0.12

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2014	62,932,107	15,000,000	$55,047,120	$853,323	$55,900,443

Member Distributions	—	—	(9,351,853)	—	(9,351,853)
Net income attributable to non-controlling interest	—	—	—	228,483	228,483
Net income attributable to Heron Lake BioEnergy, LLC	—	—	6,751,233	—	6,751,233

Balance—October 31, 2015	62,932,107	15,000,000	52,446,500	1,081,806	53,528,306

Member Distributions	—	—	(3,896,604)	(80,998)	(3,977,602)
Net income attributable to non-controlling interest	—	—	—	244,616	244,616
Net income attributable to Heron Lake BioEnergy, LLC	—	—	4,949,700	—	4,949,700

Balance—October 31, 2016	62,932,107	15,000,000	53,499,596	1,245,424	54,745,020

Net income attributable to non-controlling interest	—	—	—	247,638	247,638
Net income attributable to Heron Lake BioEnergy, LLC	—	—	7,268,355	—	7,268,355

Balance—October 31, 2017	62,932,107	15,000,000	$60,767,951	$1,493,062	$62,261,013

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2017	2016	2015
Cash Flow From Operating Activities:
Net income	$7,515,993	$5,194,316	$6,979,716
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,021,798	4,781,673	4,593,710
Gain on sale of asset	(45,000)	—	—
Change in fair value of commodity derivative instruments	(728,073)	(1,054,729)	(831,227)
Changes in operating assets and liabilities:
Restricted cash	—	—	264,086
Accounts receivable	575,225	1,063,979	(1,615,200)
Inventory	(1,199,799)	(605,199)	(72,079)
Commodity derivative instruments	1,276,397	1,069,540	591,578
Prepaid expenses and other current assets	(77,253)	(23,380)	131,267
Accounts payable	(107,013)	1,313,978	(124,087)
Accrued expenses	17,699	209,657	(27,866)
Net cash provided by operating activities	12,249,974	11,949,835	9,889,898

Cash Flows from Investing Activities:
Capital expenditures	(1,174,527)	(2,484,667)	(6,181,858)
Proceeds from disposal of asset	45,000	—	—
Net cash used in investing activities	(1,129,527)	(2,484,667)	(6,181,858)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	9,820,222	13,440,990
Checks drawn in excess of bank balance	(1,866,683)	30,001	1,836,682
Payments on long-term debt	(486,041)	(15,166,428)	(9,169,704)
Distributions to Heron Lake BioEnergy, LLC members	—	(3,896,604)	(9,351,853)
Distribution to non-controlling interest	—	(80,998)	—
Net cash used in financing activities	(2,352,724)	(9,293,807)	(3,243,885)

Net increase in cash	8,767,723	171,361	464,155

Cash—Beginning of period	1,297,644	1,126,283	662,128

Cash—End of period	$10,065,367	$1,297,644	$1,126,283

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$212,491	$397,837	$444,625

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$—	$349,482

Notes to Consolidated Financial Statements are an integral part of this Statement

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

Heron Lake BioEnergy, LLC’s wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), owns 73% of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC’s ethanol production facility and other customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, “the Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, valuation of commodity derivative instruments and inventory, evaluation of rail car damages contingency, the assumptions used in the impairment analysis of long-lived assets, and inventory purchase and sale commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Non-controlling Interest

Amounts recorded as non-controlling interest relate to the net investment by an unrelated party in Agrinatural. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held. Pursuant to the firm natural gas transportation agreement with Agrinatural, Agrinatural will provide natural gas to Heron Lake BioEnergy’s plant with a specified price per MMBTU with a term ending on October 31, 2021, with one automatic renewal option to extend the term for an additional five years period.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, and direct labor.

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses and property taxes.

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2017 or 2016.  It is at least possible this estimate will change in the future.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost for all inventories is determined using the first in first out method (FIFO).  Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  Inventory consists of raw materials, work in process, finished goods, and supplies.  Corn is the primary raw material along with other raw materials.  Finished goods consist of ethanol, distillers’ grains, and corn oil.

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

Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements, and therefore, are not marked to market in our consolidated financial statements.

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

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000 for each of the fiscal years ended October 31, 2017, 2016, and 2015.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When determining impairment losses, a long lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment expense was recorded during fiscal 2017, 2016, and 2015.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.  No events occurred during the fiscal years ended October 31, 2017, 2016, and 2015 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2017 or 2016 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are primarily derived from the sale and distribution of ethanol, distillers’ grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%-  85% of total revenues and corn costs average 70%-  90% of cost of goods sold.

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

On November 30, 2017, the EPA announced the final 2018 renewable volume requirements (“RVOs”) for conventional ethanol at 15.0 billion gallons, with the RVOs for advanced biofuels set at 4.29 billion gallons and cellulosic ethanol at 0.29 billon gallons, reducing overall RVOs to 19.29 billion gallons for 2018.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs were more than 20% below statutory levels, in September 2017, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

Current ethanol production capacity is approximately 16.0 billion gallons according to the RFA and may increase during calendar year 2018 as several plants’ expansion projects come online. Although the release of the final 2018 RVOs maintaining the 15 billion gallon RVO for conventional corn-based ethanol together a letter issued by EPA Administrator Pruitt in October 2017 signals support from the EPA and the Trump administration for domestic ethanol production, the EPA and Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS.  It is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

3. FAIR VALUE MEASUREMENTS

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$141,644	$141,644	$141,644	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$12,249	$12,249	$18,000	$(5,751)	$—
Commodity Derivative instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2016:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$388,525	$388,525	$388,525	$—	$—
Commodity Derivative instruments - Ethanol	$273,813	$273,813	$273,813	$—	$—

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of ethanol and natural gas Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

4. CONCENTRATIONS

The Company sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2017, 2016, and 2015.

The percentage of total revenues attributable to each of the Company’s three major customers for the fiscal years ended October 31, 2017, 2016, and 2015 were as follows:

	October 31, 2017	October 31, 2016	October 31, 2015
Eco-Energy, Inc. - Ethanol	81.3%	78.5%	76.9%
Gavilon Ingredients, LLC - Distillers' Grains	13.7%	15.4%	19.2%
RPMG, Inc. - Corn Oil	4.5%	4.4%	2.4%

The percentage of total accounts receivable attributable to each of the Company’s three major customers at October 31, 2017 and 2016 were as follows:

	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	86.8%	78.6%
Gavilon Ingredients, LLC - Distillers' Grains	7.0%	11.1%
RPMG, Inc. - Corn Oil	4.3%	3.3%

5. INVENTORY

Inventory consists of the following at October 31:

	2017	2016
Raw materials	$1,442,844	$1,434,854
Work in process	652,296	696,013
Finished goods	3,747,779	2,713,716
Supplies	1,221,425	1,019,962
Totals	$7,064,344	$5,864,545

The Company performs a lower cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company did not record a loss on ethanol inventories for the fiscal years ended October 31, 2017 or 2016.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of October 31, 2017, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,120,000 bushels, comprised of long corn positions on 215,000 bushels that were entered into to hedge forecasted ethanol sales through December 2017, and short corn positions on 905,000 bushels that were entered into to hedge forecasted corn purchases through July 2018.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2017, the Company had outstanding natural gas derivative instruments totaling 120,000 MMBTU entered into to hedge forecasted natural gas purchases through February 2018.

As of October 31, 2017, the total notional amount of the Company’s outstanding ethanol derivative instruments was approximately 420,000 gallons that were entered into to hedge forecasted ethanol sales through November 2017.

As of October 31, 2017, the Company had no cash collateral (restricted cash) and approximately $12,000 due to broker related to derivatives held by a broker, recorded as a component of accounts payable.

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2017, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$141,644	$—
Ethanol contracts	Commodity derivative instruments	—	12,249
Natural gas contracts	Commodity derivative instruments	—	15,381
Totals		$141,644	$27,630

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

As of October 31, 2016, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

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

The following tables provide details regarding the gains (losses) from the Company’s derivative instruments in consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Fiscal Year Ended October 31,
	Operations location	2017	2016	2015
Corn contracts	Cost of goods sold	$962,256	$915,555	$831,227
Ethanol contracts	Revenues	(218,802)	117,624	—
Natural gas contracts	Cost of goods sold	(15,381)	21,550	—
Total gain		$728,073	$1,054,729	$831,227

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2017	October 31, 2016
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	85,809,325	84,594,751
Vehicles	682,719	620,323
Office buildings	641,860	641,860
Construction in progress	85,746	315,631
	96,331,488	95,284,403
Less: accumulated depreciation	(49,764,401)	(44,908,193)
Net property and equipment	$46,567,087	$50,376,210

Depreciation expense totaled approximately $4,984,000,  $4,744,000 and $4,556,000 during the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

8. DEBT FACILITIES

Long-term debt consists of the following:

	October 31, 2017	October 31, 2016
Revolving term note payable to lending institution, see terms below.	$—	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,517,046
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	56,514	97,930
Note payable to electrical company with monthly payments of $6,250 with interest at 0.00% and a 1.00% maintenance fee due each October. The note was paid in full in September 2017. The electrical company is a member of the Company.	—	68,750
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% and 4.53% at October 31, 2017 and 2016, respectively. The note is considered due on demand with payments due at Agrinatural Board of Managers discretion.	100,000	200,000
Totals	1,397,685	1,883,726
Less amounts due within one year	432,183	490,057
Net long-term debt	$965,502	$1,393,669

Revolving Term Note

The Company has a revolving term loan with a lender under which the Company could initially borrow, repay and re-borrow in an amount up to the aggregate principal commitment at any time prior to the March 1, 2022 maturity date.  This initial aggregate principal commitment was $28,000,000, which reduces by $3,500,000 annually, starting March 1, 2015 and continues each anniversary thereafter until maturity.  The aggregate principal commitment of this facility at October 31, 2017 was $17,500,000.  There was no outstanding balance on the revolving term loan at October 31, 2017 and 2016. Therefore, after accounting for amounts outstanding under this facility at October 31, 2017 and 2016, the aggregate principal amount available to the Company for borrowing was approximately $17,500,000 and $21,000,000, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest on the revolving term loan accrues at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.49% and 3.45% at October 31, 2017 and 2016, respectively.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

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

As part of the credit facility closing, the Company entered into an administrative agency agreement with CoBank, ACP (“CoBank”).  CoBank purchased a participation interest in the revolving term loan and was appointed the administrative agent for the purpose of servicing the loan.  As a result, CoBank will act as the agent for the lender with respect to the credit facility.  The Company agreed to pay CoBank an annual fee of $2,500 as the agent.

Based on the most recent debt agreements, estimated maturities of long-term debt at October 31, 2017 are as follows:

2018	$432,183
2019	318,883
2020	326,798
2021	319,821
Total debt	$1,397,685

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

On December 17, 2015, the Company’s board of governors declared a distribution of $0.05 per membership unit for a total of approximately $3,897,000 to be paid to members of record as of December 18, 2015. The distribution was paid in January 2016.  Based on the covenants contained in the Company’s credit facilities, the foregoing distribution was approved by its lender prior to distribution.

Subsequent to year end, on December 21, 2017, the Company’s board of governors declared a distribution of $0.11 per membership unit for a total of approximately $8,573,000 to be paid to members of record as of December 21, 2017.  The distribution was paid in January 2018.  Based on the covenants contained in the Company’s  lender credit facilities, the foregoing distribution was approved by its lender prior to distribution.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10. LEASES

The Company has lease agreements with leasing companies for 148 rail cars for the transportation of the Company’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $127,000.

The Company has lease agreements with leasing companies for 110 hopper cars to assist in with the transport of the distillers’ grains by rail with various maturity dates through May 2027.  During the fiscal year ended October 31, 2017, the Company renewed a lease agreement for 50 hopper cars for an additional 10 years with monthly payments of approximately $25,000.  The rail car lease payments are due monthly in the amount of approximately $64,000.

Rent expense for the Company’s leases was approximately $2,170,000,  $2,571,000 and $1,969,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

At October 31, 2017, the Company had the following minimum future lease payments, which at inception had non‑cancelable terms of more than one year:

November 1, 2017 to October 31, 2018	$1,896,000
November 1, 2018 to October 31, 2019	1,767,000
November 1, 2019 to October 31, 2020	1,767,000
November 1, 2020 to October 31, 2021	1,767,000
November 1, 2021 to October 31, 2022	1,767,000
Thereafter	7,249,000
Total minimum lease commitments	$16,213,000

11. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2017	2016
Consolidated financial statement basis of assets	$68,872,631	$63,771,046
Plus: Organization and start-up costs capitalized	775,562	933,291
Less: Unrealized gains on commodity derivative instruments	(141,644)	(662,338)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(60,718,166)	(63,051,669)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$36,632,962	$28,834,909

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2017 and 2016.

12.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  The Company contributions totaled approximately $90,000,  $85,000, and $81,000 for the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”), a related party.  Under the terms of the agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses and other expenses and costs for the three management positions.  The management services agreement automatically renews for successive on-year terms unless the Company or GFE gives the other party 90-day written notice of termination prior to expiration of the then-current term.  The management services agreement may also be terminated by either party for cause under certain circumstances.

Total expenses under this agreement were $406,000,  $375,000 and $414,000 for fiscal years ended October 31, 2017, 2016, and 2015, respectively.

Corn Purchase - Members

The Company purchased corn from board members of approximately $9,811,000 in fiscal year 2017,  $15,008,000 in fiscal year 2016, and $11,032,000 in fiscal year 2015.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $6,000, $20,000, and $16,000 for each of the fiscal years ended October 31, 2017, 2016, and 2015, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2017, the Company paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively.    For the year ended October 31, 2016, the Company paid approximately $32,000 and $149,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2015, the Company paid approximately $18,000 and $83,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2017, the Company incurred approximately $44,000 for project management and capital work fees. For the year ended October 31, 2016, the Company incurred approximately $28,000 for project management and capital work fees. For the year ended October 31, 2015, the Company paid approximately $19,000 for project management fees. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

Amounts due to SEI from Agrinatural included in accounts payable on the consolidated balance sheets totaled approximately $16,000 and $131,000 at October 31, 2017 and 2016, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES

Water Agreements

In October 2003, the Company entered into an industrial water supply development and distribution agreement with the City of Heron Lake for 15 years.  The Company has the exclusive rights to the first 6,000 gallons per minute of capacity that is available from the well, and provides for the Company, combined with an unrelated company, to approve any other supply contracts that the City may enter into.  In consideration, the Company will pay one half of the City’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company’s water usage, plus a 10% profit.  These costs will be paid as water usage fees.  The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 8.  The Company pays operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant.

The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8.  The Company paid operating and maintenance expenses of approximately $92,000,  $24,000, and $57,000 in fiscal 2017, 2016, and 2015, respectively.

Ethanol Marketing Agreement

The Company has a marketing agreement (“Eco Agreement”) with Eco-Energy, Inc., an unrelated party (“Eco-Energy”) for the sale of ethanol.  Under this ethanol agreement, Eco-Energy purchases, markets and resells 100% of the ethanol produced at the Company’s ethanol production facility and arranges for the transportation of ethanol.  The Company pays Eco-Energy a marketing fee per gallon of ethanol sold in consideration of Eco-Energy’s services, as well as a fixed lease fee for rail cars leased from Eco-Energy to the Company. The marketing fee was negotiated based on prevailing market-rate conditions for comparable ethanol marketing services.

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

Ethanol marketing fees and commissions totaled approximately $587,000,  $637,000, and $618,000 for the fiscal years ended October 31, 2017, 2016, and 2015.

Ethanol Forward Contracts

At October 31, 2017, the Company had fixed and basis contracts to sell approximately $18,414,000 of ethanol for various delivery periods through March 2018, which approximates 52% of its anticipated ethanol sales for that period.

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

Distillers’ grains commissions totaled approximately $268,000,  $283,000, and $308,000 for the fiscal years ended October 31, 2017, 2016, and 2015.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Distillers’ Grains Forward Contracts

At October 31, 2017, the Company had forward contracts to sell approximately $2,006,000 of distillers’ grains for delivery through March 2018, which approximates 27% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions totaled approximately $89,000,  $96,000, and $56,000 for the fiscal years ended October 31, 2017, 2016, and 2015.

Corn Oil Forward Contracts

At October 31, 2017, the Company had forward contracts to sell approximately $763,000 of corn oil for delivery through December 2017, which approximates 90% of its anticipated corn oil sales for that period.

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

Corn Forward Contracts

At October 31, 2017, the Company had cash and basis contracts for forward corn purchase commitments for approximately 1,769,000 bushels for deliveries through October 2018.

Railcar Damages

In accordance with certain railcar lease agreements, at expiration, the Company is required to return the railcars in good condition, less normal wear and tear.  Primarily due to the ongoing maintenance and repair activities performed on its railcars, the Company has determined that no accrual for leased railcar damages is necessary and an estimate of the possible range of loss cannot be made.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income and total assets for the fiscal years ended October 31:

Revenue:	2017	2016	2015
Ethanol production	$108,709,255	$108,577,171	$114,669,831
Natural gas pipeline	2,946,438	2,770,310	2,761,042
Eliminations	(1,738,041)	(1,741,937)	(1,770,404)
Total Revenue	$109,917,652	$109,605,544	$115,660,469

Operating Income:	2017	2016	2015
Ethanol production	$6,821,779	$5,057,258	$8,106,105
Natural gas pipeline	1,177,251	1,177,158	1,075,581
Eliminations	(694,435)	(740,183)	(1,770,404)
Operating Income	$7,304,595	$5,494,233	$7,411,282

Assets:	2017	2016	2015
Ethanol production	$56,373,335	$51,080,443	$53,663,064
Natural gas pipeline	12,499,296	12,690,603	13,033,320
Total Assets	$68,872,631	$63,771,046	$66,696,384

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
Fiscal year ended October 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$27,390,074	$25,990,784	$28,541,889	$27,994,905
Gross profit	3,414,231	1,850,266	2,251,294	2,913,491
Operating income	2,567,534	1,080,594	1,518,888	2,137,579
Net income attributable to Heron Lake BioEnergy, LLC	2,832,413	1,019,120	1,414,752	2,002,070
Basic and diluted earnings per unit (Class A and B)	$0.04	$0.01	$0.02	$0.02

	First	Second	Third	Fourth
Fiscal year ended October 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$26,588,565	$25,241,981	$30,365,123	$27,409,875
Gross profit	857,581	920,070	3,730,408	2,985,331
Operating income	48,947	108,111	2,983,648	2,353,527
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(25,555)	13,258	2,810,607	2,177,906
Basic and diluted earnings per unit (Class A and B)	$—	$—	$0.03	$0.03

	First	Second	Third	Fourth
Fiscal year ended October 31, 2015	Quarter	Quarter	Quarter	Quarter
Revenues	$27,177,449	$29,813,571	$30,192,430	$28,477,019
Gross profit	1,847,050	2,673,825	4,755,934	1,135,568
Operating income	966,668	1,891,732	4,014,168	538,714
Net income attributable to Heron Lake BioEnergy, LLC	879,256	1,733,837	3,808,820	329,320
Basic and diluted earnings per unit (Class A and B)	$0.01	$0.02	$0.05	$0.01

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2017.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2017.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2018 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2017) covered by this Annual Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2018 Proxy Statement.

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

(c)Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference To:
3.1	First Amended and Restated Articles of Organization of Heron Lake BioEnergy, LLC, as amended effective August 30, 2011	Exhibit 3.1 to Current Report on Form 8-K dated September 2, 2011.
3.2	Member Control Agreement of Heron Lake BioEnergy, LLC, as amended through August 30, 2011	Exhibit 3.2 to Current Report on Form 8-K dated September 2, 2011.
3.2.1	First Amendment to the Member Control Agreement	Exhibit 3.1 to Current Report on Form 8-K dated March 24, 2014.
3.2.2	Second Amendment to the Member Control Agreement	Exhibit 3.1 to Current Report on Form 8-K/A dated March 29, 2017.
4.1	Form of Class A Unit Certificate	Exhibit 4.1 of the Company’s Registration Statement on Form 10 (File No. 000-51825) filed on August 22, 2008 (the “2008 Registration Statement”).
4.2	Unit Transfer Policy adopted November 5, 2008	Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 5, 2008.
10.1

Industrial Water Supply Development and Distribution Agreement dated October 27, 2003 among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC), City of Heron Lake, Jackson County, and Minnesota Soybean Processors

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.2	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.3	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.4	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.5	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.6	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.7	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.8	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.9	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.10	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.11	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013.
10.12	Distillers’ grains Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.13	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.14	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.15	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.16	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.17	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.18	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.19	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.20	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.21	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.22	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.23	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.24	Allonge Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K for the quarter ended March 31, 2015.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.25	Loan Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.2 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.26	Promissory Note dated March 30, 2015 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.3 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.27	Security Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.28	Collateral Assignment dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.5 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.29	Guaranty dated March 30, 2015 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.6 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.30	Restructure Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC and Swan Engineering, Inc.	Exhibit 10.7 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.31	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2017 and October 31, 2016, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2017, 2016, and 2015, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2017, 2016, and 2015, and (v) the Notes to Consolidated Financial Statements.

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

HERON LAKE BIOENERGY, LLC

Date:	January 29, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2018	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2018	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2018	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2018	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2018	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2018	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 29, 2018	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 29, 2018	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	January 29, 2018	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2018	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 29, 2018	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 29, 2018	/s/ David Westehoff
David Woestehoff, Governor

Date:	January 29, 2018	/s/ Kenton Johnson
Kenton Johnson, Alternate Governor

Date:	January 29, 2018	/s/ Milton Mckeown
Milton McKeown, Alternate Governor