Form 10-Q
period 2018-01-31
Heron Lake BioEnergy, LLC
filed 2018-03-19
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2018

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

As of March 19, 2018, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$1,010,836	$10,065,367
Restricted cash	160,708	-
Accounts receivable	4,025,241	4,031,977
Inventory	7,701,647	7,064,344
Commodity derivative instruments	36,525	141,644
Prepaid expenses and other current assets	430,166	259,106
Total current assets	13,365,123	21,562,438

Property and Equipment, net	45,587,835	46,567,087

Other Assets
Other intangible assets, net	36,315	45,852
Other assets	697,254	697,254
Total other assets	733,569	743,106

Total Assets	$59,686,527	$68,872,631

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$333,015	$432,183
Checks drawn in excess of bank balance	963,247	—
Accounts payable	2,371,176	4,771,197
Commodity derivative instruments	6,264	27,630
Accrued expenses	469,596	415,106
Total current liabilities	4,143,298	5,646,116

Long-Term Debt, less current portion	953,826	965,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both January 31, 2018 and October 31, 2017	53,061,627	60,767,951
Non-controlling interest	1,527,776	1,493,062
Total members' equity	54,589,403	62,261,013

Total Liabilities and Members' Equity	$59,686,527	$68,872,631

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2018	2017
	(unaudited)	(unaudited)
Revenues	$27,972,451	$27,390,074

Cost of Goods Sold	26,391,269	23,975,843

Gross Profit	1,581,182	3,414,231

Operating Expenses	(865,043)	(846,697)

Operating Income	716,139	2,567,534

Other Income (Expense):
Interest income	21,973	420
Interest expense	(18,613)	(31,387)
Other income, net	258,212	378,557
Total other income, net	261,572	347,590

Net Income	977,711	2,915,124

Less: Net Income Attributable to Non-controlling Interest	(115,714)	(82,711)

Net Income Attributable to Heron Lake BioEnergy, LLC	$861,997	$2,832,413

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.01	$0.04

Distributions Per Unit (Class A and B)	$0.11	$0.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2018	January 31, 2017
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income	$977,711	$2,915,124
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,222,508	1,238,782
Gain on sale of asset	(24,815)	(45,000)
Change in fair value of commodity derivative instruments	55,067	(219,629)
Changes in operating assets and liabilities:
Restricted cash	(160,708)	—
Accounts receivable	6,736	634,307
Inventory	(637,303)	(899,582)
Commodity derivative instruments	28,686	441,043
Prepaid expenses and other current assets	(171,060)	(26,121)
Accounts payable	(2,400,021)	(2,578,869)
Accrued expenses	54,490	52,302
Net cash provided by (used in) operating activities	(1,048,709)	1,512,357

Cash Flows from Investing Activities:
Capital expenditures	(233,719)	(385,558)
Proceeds from disposal of asset	24,815	45,000
Net cash used in investing activities	(208,904)	(340,558)

Cash Flows from Financing Activities:
Proceeds from (payments on) checks drawn in excess of bank balance	963,247	(1,230,005)
Payments on long-term debt	(110,844)	(128,887)
Distributions to Heron Lake BioEnergy, LLC members	(8,568,321)	—
Distribution to non-controlling interest	(81,000)	—
Net cash used in financing activities	(7,796,918)	(1,358,892)

Net decrease in cash	(9,054,531)	(187,093)

Cash—Beginning of period	10,065,367	1,297,644

Cash—End of period	$1,010,836	$1,110,551

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$18,613	$31,387

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$63,773

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2018 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2017, contained in the Company’s annual report on Form 10-K.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, the analysis of impairment of long-lived assets, valuation of commodity derivative instruments, inventory, inventory purchase and sales commitments, and evaluation of railcar damages contingency. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.  Actual results could differ from those estimates.

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

January 31, 2018

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The Company has adopted authoritative guidance related to “Derivatives and Hedging”, and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  See further discussion in Note 4.

Reportable Operating Segments

Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, establishes the standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.   Based on the related business nature and expected financial results criteria set forth in ASC 280, the Company has two reportable operating segments for financial reporting purposes.

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

2.RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experiences during volatile market conditions.  These volatilities can have a severe impact on operations.  The Company’s revenues are derived from the sale and distribution of ethanol and distillers’ grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers.  Ethanol sales average 70% to 90% of total revenues and corn costs average 70% to 90% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol, distillers’ grains, and corn oil and the related costs of corn.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole.  Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.  The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities.  Market fluctuations in the price of and demand for these commodities may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company's risk management program is used to protect against the price volatility of these commodities.

3.INVENTORY

Inventory consisted of the following:

	January 31, 2018	October 31, 2017
	(unaudited)
Raw materials	$1,695,592	$1,442,844
Work in process	687,607	652,296
Finished goods	4,135,911	3,747,779
Supplies	1,182,537	1,221,425
Totals	$7,701,647	$7,064,344

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $126,000 and $191,000 for the three months ended January 31, 2018 and 2017, respectively.

4.DERIVATIVE INSTRUMENTS

As of January 31, 2018, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,635,000 bushels, comprised of long corn positions on 1,995,000 bushels that were entered into to hedge forecasted ethanol sales through March 2018, and short corn positions on 3,640,000 bushels that were entered into to hedge forecasted corn purchases through December 2019.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2018,  the Company had outstanding natural gas derivative instruments totaling approximately                            40,000 MMBTU that were entered into to hedge forecasted natural gas purchases through February 2018.

As of January 31, 2018, the Company had approximately $161,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following tables provide details regarding the Company’s derivative instruments at January 31, 2018, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$5,025	$—
Ethanol contracts	Commodity derivative instruments	31,500	—
Natural gas contracts	Commodity derivative instruments	—	6,264
Totals		$36,525	$6,264

As of October 31, 2017, the total notional amount of the Company's outstanding corn derivative instruments was approximately 1,120,000 bushels, comprised of long corn positions on 215,000 bushels that were entered into to hedge forecasted ethanol sales through December 2017, and short corn positions on 905,000 bushels that were entered into to hedge forecasted corn purchases through July 2018.     There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

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

The following tables provide details regarding the Company’s derivative instruments at October 31, 2017, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$141,644	$—
Ethanol contracts	Commodity derivative instruments	—	12,249
Natural gas contracts	Commodity derivative instruments	—	15,381
Totals		$141,644	$27,630

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended January 31,
	Operations location	2018	2017
Corn contracts	Cost of goods sold	$(152,654)	$(56,628)
Ethanol contracts	Revenues	85,249	276,257
Natural gas contracts	Cost of goods sold	12,338	—
Total gain (loss)		$(55,067)	$219,629

5.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$5,025	$5,025	$5,025	$—	$—
Commodity Derivative instruments - Ethanol	$31,500	$31,500	$31,500	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Natural Gas	$6,264	$6,264	$—	$6,264	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$141,644	$141,644	$141,644	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$12,249	$12,249	$18,000	$(5,751)	$—
Commodity Derivative instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

6.DEBT FINANCING

Long-term debt consists of the following:

	January 31, 2018	October 31, 2017
	(unaudited)
Revolving term note payable to lending institution, see terms below.	$—	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	45,670	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.58% and 5.24% at January 31, 2018 and October 31, 2017, respectively. The note was paid in full in January 2018.	—	100,000
Totals	1,286,841	1,397,685
Less amounts due within one year	333,015	432,183
Net long-term debt	$953,826	$965,502

Revolving Term Note

The Company has a revolving term note payable with a lender  under which the Company can borrow, repay and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  The Company had no outstanding balance on the revolving term loan at January 1, 2018 and October 31, 2017.  Therefore, the aggregate principal amount available to the Company for borrowing at January 31, 2018 and October 31, 2017 was $8,000,000 and $17,500,000, respectively.

In connection to the reduction in the aggregate principal commitment, the interest rate on the revolving term loan was reduced to 2.85% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.42% and 4.49% at January 31, 2018 and October 31, 2017, respectively.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.

The Company also agreed to pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum.  The loan is secured by substantially all of the Company assets including a subsidiary guarantee.

The credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

Estimated annual maturities of long-term debt at January 31, 2018 are as follows based on the most recent debt agreements:

2019	$333,015
2020	307,207
2021	326,798
2022	319,821
Total debt	$1,286,841

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2018, the Company had cash and basis contracts for forward corn purchase commitments totaling approximately 3,392,000 bushels for various delivery periods through January 2019.

Ethanol Forward Contracts

At January 31, 2018,  the Company had fixed and basis contracts to sell approximately $14,003,000 of ethanol for various delivery periods through March 2018.

Distillers’ Grains Forward Contracts

At January 31, 2018, the Company had forward contracts to sell approximately $1,640,000 of distillers’ grains for delivery through March 2018.

Corn Oil Forward Contracts

At January 31, 2018, the Company had forward contracts to sell approximately $466,000 of corn oil for delivery through February 2018.

Railcar Damages

In accordance with certain railcar lease agreements, at expiration, the Company is required to return the railcars in good condition, less normal wear, and tear.  Primarily due to the ongoing maintenance and repair activities performed on its railcars, the Company has determined that no accrual for leased railcar damages is necessary and an estimate of the possible range of loss cannot be made.

8.MEMBERS’ EQUITY

Heron Lake BioEnergy, LLC is authorized to issue up to 80,000,000 capital units, of which 65,000,000 have been designated Class A units and 15,000,000 have been designated as Class B units.  Members of Heron Lake BioEnergy, LLC are holders of units who have been admitted as members and who hold at least 2,500 units.  Any holder of units who is not a member will not have voting rights.  Transferees of units must be approved by Heron Lake BioEnergy, LLC’s Board of Governors to become members.  Members are entitled to one vote for each unit held.  Subject to Heron Lake BioEnergy, LLC’s Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at January 31, 2018 and October 31, 2017.

On December 21, 2017,  Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

9.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term.  The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $138,000 and $108,000 for the three months ended January 31, 2018 and 2017,  respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $4,455,000 and $3,025,000 for the three months ended January 31, 2018 and 2017, respectively.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  Total interest paid in relation to this note payable amounted to approximately $1,000 and $2,000 for the three months ended January 31, 2018 and 2017, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $49,000 and $48,000 for the three months ended January 31, 2018 and 2017, respectively.  The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects.  These projects are constructed by unrelated third-party pipeline construction companies.  Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs.  The Company recorded project management fees of approximately $5,000 and $10,000 for the three months ended January 31, 2018 and 2017, respectively.  The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

10.BUSINESS SEGMENTS

The Company groups its operations into the following two business segments:

Ethanol Production	Ethanol and co-product production and sales
Natural gas pipeline	Ownership and operations of natural gas pipeline

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2018

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended
	January 31, 2018	January 31, 2017
Revenue:	(unaudited)	(unaudited)
Ethanol production	$27,278,093	$26,964,891
Natural gas pipeline	1,156,274	868,635
Eliminations	(461,916)	(443,452)
Total Revenue	$27,972,451	$27,390,074

	Three Months Ended
	January 31, 2018	January 31, 2017
Operating Income:	(unaudited)	(unaudited)
Ethanol production	$224,439	$2,194,198
Natural gas pipeline	688,128	563,930
Eliminations	(196,428)	(190,594)
Operating Income	$716,139	$2,567,534

	January 31, 2018	October 31, 2017
Assets:	(unaudited)
Ethanol production	$47,472,738	$56,373,335
Natural gas pipeline	12,213,789	12,499,296
Total Assets	$59,686,527	$68,872,631

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2018 and 2017.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2017.

Disclosure Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions.  As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance, and prospects in this report.  All statements that are not historical or current facts are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “will”, “would”, and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2017  as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

•

Fluctuations in the price of ethanol, which is affected by various factors including: the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn, government policies, the price and availability of competing fuels;

•	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
•

Fluctuations in the availability and price of corn,  which is affected by various factors including: domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;

•	Fluctuations in the availability and price of natural gas, which is may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
•	Negative operating margins which may result from lower ethanol and/or high corn prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
•	Overcapacity and oversupply in the ethanol industry;
•

Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuels Standard (“RFS”) and consequently negatively impacting ethanol prices and demand;

•

Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;

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

We believe our expectations regarding future events are based on reasonable assumptions; however, these assumptions may not be accurate or account for all risks and uncertainties.  Consequently, forward-looking statements are not guaranteed.  Actual results may vary materially from those expressed or implied in our forward-looking statements.  In addition, we are not obligated and do not intend to update our forward-looking statements because of new information unless it is required by applicable securities laws.  We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report.    We qualify all of our forward-looking statements by these cautionary statements.

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

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.  Our business consists of the production and sale of our ethanol throughout the continental U.S. and sale of its co-products (wet, modified wet and dried distillers’ grains, corn oil, and corn syrup) locally, and throughout the continental U.S. Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), we own a  73% controlling interest of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC 's ethanol production facility and other customers.

When we use the terms “Heron Lake BioEnergy”, “Heron Lake”, or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota.  When we use the terms the “Company”, “we”, “us”, “our” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its majority-owned subsidiary Agrinatural.

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

We have a facilities agreement with Northern Border Pipeline Company, which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant.  We have entered into a firm natural gas transportation agreement with Agrinatural, our majority-owned subsidiary.  We also have an agreement with Constellation New Energy—Gas Division, LLC to supply the natural gas necessary to operate our plant.

Natural Gas Pipeline

We own a controlling 73% interest in Agrinatural, a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to the Company's ethanol plant and other commercial, agricultural, and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.  The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

The Company has entered into two intercompany credit facilities with Agrinatural: the July 2014 credit facility, as amended (the “Original Credit Facility”) and the March 2015 credit facility, as amended (the “Additional Credit Facility”).  Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.  Details of these credit facilities to Agrinatural are provided below in the section below entitled “PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, yields, domestic and global stocks, weather, federal policy, and foreign trade.  Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer, and fall.  Other factors include North American exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.  Ethanol prices are sensitive to world crude oil supply and demand, domestic gasoline supply and demand, the price of crude oil, gasoline and corn, the price of substitute fuels and octane enhancers, refining capacity and utilization, government regulation and incentives and consumer demand for alternative fuels.  Distillers’ grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production.

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative.  If the corn-ethanol spread is compressed or negative for sustained period, it is possible that our operating margins will decline or become negative and our ethanol plant may not generate adequate cash flow for operations.  In such cases, we may reduce or cease production at our ethanol plant to minimize our variable costs and optimize cash flow.

Management currently believes that our margins will remain modest during the remainder of the fiscal year 2018.  However, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability.  This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction.  The EIA has reported that during 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels.

In recent years, the ethanol industry in the U.S. has increased exports of ethanol and distillers’ grains.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility.  During 2017, China and Brazil instituted tariffs on ethanol produced in the U.S., which are expected to continue to negatively impact U.S. exports.  In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020.  China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017.  There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market.

While Chinese export demand has fallen off since imposition of its tariffs, Brazilian demand from the U.S. has remained relatively steady.  Additionally, given the ethanol supply struggles Brazil is currently facing, the government of Brazil has indicated that it is contemplating reversing the tariff.  As a result, management anticipates exports to Brazil will remain steady in the near term despite the tariff as a result of market conditions in Brazil.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have also been, and could continue to be, negatively impacted due to lower market prices for distillers’ grains due to lower export demand, largely due to Chinese tariffs, and oversupply in the domestic market, along with increased corn and soybean availability.  However, during the three months ended January 31, 2018, distillers’ grains prices were somewhat buoyed by improved domestic demand in response to the continued rise in soybean meal prices and increased export demand by southeast Asia, particularly Vietnam.  Exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations on fumigation in December 2016. However, in a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements.  Since the lifting of Vietnam’s suspension, exports to Vietnam have resumed, although there is no guarantee that they will reach pre-suspension levels.

Demand and prices for distillers’ grains have experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers’ grains produced in the U.S. imposed in January 2017.  China had historically been one of the largest importers of domestically produced distillers’ grains.  However, in November 2017, the Chinese foreign ministry announced that it would be removing the 11% value-added tax on U.S. produced dried distillers’ grains but no timeline for removal has been established.  While the anti-subsidy tariffs may be removed, the more substantial anti-dumping duties remain.  As a result, we cannot forecast how much demand from China will come back into the marketplace and distillers’ grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Corn oil prices have been adversely impacted by oversupply of corn oil due to the substantial increase in ethanol production during the last few years.  Additionally, corn oil prices have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. The impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In February 2018, legislation was signed retroactively extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017.  Any extension of the biodiesel blenders tax credit beyond December 31, 2017 could increase demand for corn oil and soybean oil and positively impact the price of corn oil.  However, due to the recent uncertainty in Congress, management cannot predict whether additional legislation further extending the biodiesel tax credit will be passed by Congress.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (the “RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

Under the provisions of the RFS, the Environmental Protection Agency (“EPA”) must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2017, the EPA announced it would maintain the 15 billion gallon mandate for conventional ethanol in 2018.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022.  Although the EPA maintained the RVO for conventional ethanol at 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels.  Thus, the EPA Administrator Pruitt directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels.  If the reset is triggered, the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

The EPA assigns individual refiners, blenders, and importers the renewable volume obligations (“RVOs”) they are obligated to use based on their percentage of total fuel sales.  However, the EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment.  Obligated parties use RINs to show compliance with RFS-mandated volumes.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.  In November 2017, the EPA denied a petition to change the point of obligation under RFS to the parties that own the gasoline before it is sold.

On October 19, 2017, the EPA Administrator Pruitt reiterated his commitment to the text and spirit of the RFS.  In a letter to seven senators from the Midwestern states, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not pursue action on RINs involving ethanol exports.  Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation, confirming the point of obligation will not change.  The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018.  AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders.  Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by EPA’s for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Although the maintenance of the 15 billion gallon RVO for corn-based ethanol, the October 2017 letter issued by EPA Administrator Pruitt, and the resulting actions taken by the EPA consistent with EPA Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  At the end of February 2018 and continuing into March, several discussions regarding the RFS were held between the Trump administration and congressional and petroleum and ethanol industry leaders.  A variety of proposals to modify obligations under the RFS have surfaced in recent months, including application of the various waiver authorities under the RFS, expanding the number of small refinery exemptions, and a $0.10 per gallon cap on the price of the RIN credits used to comply with the RFS.  There has also been discussion of granting an RVP waiver for E15 gasoline blends to remove barriers to the year-rounds use of E15 and other mid-level ethanol blends.  However, it is unclear what regulatory changes, if any, will emerge from these discussions.    Any changes to the RFS which could significantly affect the market price of RINs or reduce RVOs could adversely affect the demand and price for ethanol and the Company's profitability.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act includes significant changes to the taxation of partnership entities.  Included in those changes were changes U.S. federal tax rates,  significant limitations on the deductibility of interest, and allowances for the expensing of capital expenditures.  The Company is currently evaluating the impact of the Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretations of the new tax law with its professional advisors.  The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time.

The Tax Reform Act also included an unintended consequence under section 199A benefitting producers of agricultural products that sell their products through cooperatives.  Currently, sales to non-cooperative grain buyers, like the Company, do not qualify for the same benefit.  This may provide cooperatives with a potential marketplace advantage over us as we compete to purchase corn for our plant due to how sales from farmers to such entities are treated for income tax purposes.  Any increase in the price we must pay for the corn to effectively compete with cooperatives would result in lower profit margins and adversely affect our financial performance.  According recent industry new reports, draft legislation has been proposed to address the marketplace imbalance created by section 199A retroactive to January 1, 2018 for inclusion in the pending 2018 omnibus spending bill.  While we believe that Congress intends to correct these provisions favoring cooperatives, there is no assurance that Congress will act to resolve this issue or that if such changes are approved that they will be retroactively applied.

Results of Operations for the Three Months Ended January 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended January 31, 2018		Three Months Ended January 31, 2017
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$27,972	100.0%	$27,390	100.0%
Cost of Goods Sold	26,391	94.3%	23,976	87.5%
Gross Profit	1,581	5.7%	3,414	12.5%
Operating Expenses	(865)	(3.1)%	(847)	(3.1)%
Operating Income	716	2.6%	2,567	9.4%
Other Income, net	262	0.9%	348	1.3%
Net Income	978	3.5%	2,915	10.7%
Less: Net Income Attributable to Non-controlling Interest	(116)	(0.4)%	(83)	(0.3)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$862	3.1%	$2,832	10.4%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 97.5% and 98.4% of our total revenues for the three months ended January 31, 2018 and 2017, respectively.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 2.5% and 1.6% of our consolidated revenues for the three months ended January 31, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$20,697	74.0%
Distillers' grains sales	5,135	18.3%
Corn oil sales	1,284	4.6%
Corn syrup sales	162	0.6%
Agrinatural revenues (net of intercompany eliminations)	694	2.5%
Total Revenues	$27,972	100.0%

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

Our total consolidated revenues increased by approximately 2.1% for the three months ended January 31, 2018, as compared to the three months ended January 31, 2017, due to an increase the average price received for our distillers’ grains, which was partially offset by decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2018 and 2017:

	Three Months Ended January 31, 2018		Three Months Ended January 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	17,306	$1.20	15,321	$1.43
Distillers' grains (tons)	43	$118.26	38	$98.04
Corn oil (pounds)	4,944	$0.26	4,314	$0.27

Ethanol

Total revenues from sales of ethanol decreased by approximately 5.5% for the three months ended January 31, 2018, compared to the same period of 2017 due to an approximately 16.1% decrease in the average price per gallon we received for our ethanol, offset in part by an 13.0% increase in the volume of ethanol sold.

The decrease in average market price for the three months ended January 31, 2018 compared to the same period of 2017 is due to lower market corn prices and increased ethanol supply in the market.  Management anticipates that ethanol prices may continue lower during our 2018 fiscal year due to a several factors, including anticipated increases in U.S. ethanol production from plant expansions coming online, along with lower export demand from Brazil and China.  Domestic production expansion, coupled with the Chinese and Brazilian ethanol tariffs, have increased domestic stocks of ethanol, pushing ethanol prices downward.  Management anticipates that this excess ethanol supply may continue unless new export markets for ethanol are developed or domestic demand for ethanol increases.  While ethanol exports to Brazil continue, if ethanol prices increase, these exports to Brazil may cease.  Further, ethanol exports could potentially be higher without the Chinese and Brazilian tariffs.  Additionally, if domestic use increases as a result of the traditional summer driving season, ethanol prices may increase.

We sold more gallons of ethanol during three months ended January 31, 2018 as compared to the same period of 2017 due to increased ethanol production during the 2018 period.  We are currently operating above our nameplate capacity.  Management anticipates relatively stable ethanol production and sales during our 2018 fiscal year.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2018, we had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2018 valued at approximately $14.0 million.  Separately, ethanol derivative instruments resulted in gains of approximately $85,000 and $276,000 for the three months ended January 31, 2018 and 2017, respectively.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 37.7% for the three months ended January 31, 2018 compared to the same period of 2017.  This increase was due to an approximately 20.6% increase in the average price per ton we received for our distillers’ grains, coupled with an approximately 14.2% increase in the tons of distillers’ grains sold for the three months ended January 31, 2018 compared to the same period of 2017.

Management attributes the increase in the market price of distillers’ grains to increased export demand from southeast Asia, particularly Vietnam, as well as increased prices for soybean meal.  Management anticipates distillers’ grains prices will remain relatively steady during our 2018 fiscal year, unless China reduces or eliminates its tariffs or additional domestic demand and/ or other foreign markets develop. Domestic demand for distillers’ grains could also lower if corn or soybean meal prices decline and end-users switch to lower priced alternatives.  Domestic demand for distillers’ grains may also decline due to over-supply resulting from expansion of production capacity in the ethanol industry.

We sold more tons of distillers’ grains in the three months ended January 31, 2018 as compared to the same period in 2017 due to increased ethanol production which, in turn, increased distillers’ grains production.  Management anticipates relatively stable distillers’ grains production going forward.

At January 31, 2018, we had forward distillers’ grains sales contracts valued at approximately $1.6 million for various delivery periods through March 2018.

Corn Oil

Total revenues from sales of corn oil increased by approximately 8.4% for the three months ended January 31, 2018 compared to the same period of 2017, due to an approximately 14.6% increase in pounds sold, which was partially offset by a decrease of approximately 5.4% in the average price per pound we received for our corn oil from period to period.

Management attributes the decrease in corn oil prices to decreased demand from the biodiesel industry and from the feed market.  Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry since the proposed volume obligations in the 2018 RFS for biodiesel are lower than statutory levels, unless the biodiesel blenders tax credit is extended beyond December 31, 2017.  Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

We sold more pounds of corn oil during the three months ended January 31, 2018 as compared to the same period in 2017 due to increased ethanol production which resulted in increased corn oil production.  Management expects our corn oil production will be relatively stable going forward.

At January 31, 2018, we had forward corn oil sales contracts valued at $466,000 at for various delivery periods through February 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 10.1% for the three months ended January 31, 2018, compared to the three months ended January 31, 2017.  Similarly, as a percentage of revenues, our cost of goods sold increased to approximately 94.3% for the three months ended January 31, 2018 compared to approximately 87.5% for the same period in 2017 due primarily to the declines in our average price received for ethanol and corn oil.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2018 and 2017 was approximately $1.37 and $1.41 per gallon of ethanol sold, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2018:

	Three Months Ended January 31, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$19,439	73.6%
Natural gas costs	1,839	7.0%
All other components of costs of goods sold	5,113	19.4%
Total Cost of Goods Sold	$26,391	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 6.5% more for the three months ended January 31, 2018 compared to the same period of 2017.  The increase resulted from an increase of 9.7% in the number of bushels of corn processed, which was partially offset by an approximately 2.9% decrease in the average price per bushel paid for corn from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2018 compared to the same period of 2017 was approximately $0.20 lower than the corn-ethanol price spread we experienced for same period of 2017.

The decrease in corn prices was primarily due to lower market prices as a result of the strong 2017 harvest and ample market supplies of corn pushing prices down.  Management anticipates that corn prices will remain relatively lower through the first half of 2018 fiscal year.  However, we may still experience short term volatility due to weather conditions, domestic and world supply and demand, current and anticipated stocks, agricultural policy, and other factors, and could significantly impact our costs of production.  If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains out paces rising corn prices.

From time to time we enter into forward purchase contracts for our commodity purchases and sales.  At January 31, 2018, we had had approximately 3.4 million bushels of cash and basis contracts for forward corn purchase commitments for delivery periods through January 2019.  Comparatively, at January 31, 2017, we had forward corn purchase contracts for approximately 7.7 million bushels for various delivery periods through October 2017.

Our corn derivative positions resulted in losses of approximately $153,000 and $57,000 for the three months ended January 31, 2018 and 2017, respectively, which increased cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 0.7% for the three months ended January 31, 2018 compared to the same period of 2017.  Management attributes this increase in cost of natural gas from period to period to the colder weather during November and December 2017, which led to a spike in natural gas prices along with higher energy prices during the three months ended January 31, 2018.  We expect continued higher natural gas prices during winter months of our 2018 fiscal year due to continued colder weather.  Further, if we experience a supply disruption during our 2018 fiscal year, it may lead to significantly higher natural gas costs.

From time to time we enter into forward purchase contracts for our natural gas purchases.  Our natural gas derivative positions resulted in a gain of approximately $12,000 for the three months ended January 31, 2018, which decreased cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2017.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended January 31, 2018 increased approximately 2.1% compared to the three months ended January 31, 2017.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2017.  Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis.  However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady throughout the remainder of the 2018 fiscal year.

Operating Income

Our income from operations for the three months ended January 31, 2018 decreased by approximately $1.9 million compared to the same period of 2017.  This decrease resulted largely from decreased prices for our ethanol and corn oil and the narrowing of our net operating margin.

Other Income, Net

We had net other income of approximately $262,000 during the three months ended January 31, 2018 compared to net other income of approximately $348,000 for the same period of 2017.  We had less other income during the three months ended January 31, 2018 compared to the same period of 2017 due to decreased patronage income we received during the 2018 period.

Changes in Financial Condition at January 31, 2018 and October 31, 2017

The following table highlights our financial condition at January 31, 2018 and October 31, 2017 (amounts in thousands):

	January 31, 2018	October 31, 2017
	(unaudited)
Current Assets	$13,365	$21,562
Total Assets	$59,687	$68,873
Current Liabilities	$4,143	$5,646
Long-Term Debt, less current portion	$954	$966
Members' Equity attributable to Heron Lake BioEnergy, LLC	$53,062	$60,768
Non-Controlling Interest	$1,528	$1,493

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $9.0 million at January 31, 2018 compared to October 31, 2017.  The decrease in cash was due primarily to payment of distributions to members in January 2018.  Offsetting the decrease in cash on hand was increases in restricted cash of approximately $161,000, inventory of approximately $637,000, and prepaid expenses of approximately $171,000 at January 31, 2018 compared to October 31, 2017.  Also contributing to the decrease in total assets was an approximately $979,000 decrease in property and equipment primarily due to depreciation expense during the 2018 period.

Our current liabilities decreased approximately $1.5 million at January 31, 2018 compared to October 31, 2017, due to a decrease of approximately $2.4 million in accounts payable as of January 31, 2018, which was partially offset by increases of approximately $963,000 in checks drawn in excess of bank balance and approximately $54,000 in accrued expenses.  Our accounts payable were less at January 31, 2018 compared to October 31, 2017 due primarily to the timing of payments to vendors, and lower corn prices during the three months ended January 31, 2018 that reduced the amount of our corn payable at January 31, 2018.

Our long-term debt decreased approximately $12,000 at January 31, 2018 compared to October 31, 2017.  The decrease is due to assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $7.7 million at January 31, 2018 compared to October 31, 2017.  The decrease was related to the distribution to our members of approximately $8.6 million during January 2018, offset by our approximately $862,000 of net income attributable to HLBE during the three months ended January 31, 2018.

Non-controlling interest totaled approximately $1.5 million at both January 31, 2018 and October 31, 2017.  This is directly related to recognition of the 27% non-controlling interest in Agrinatural at January 31, 2018 and October 31, 2017.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash and equivalents on hand, and available borrowings under our credit facility with Compeer.  Based on management’s financial forecasts, we expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Three Months Ended January 31,
	2018	2017
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(1,049)	$1,512
Net cash used in investing activities	$(209)	$(340)
Net cash used in financing activities	$(7,797)	$(1,359)
Net decrease in cash	$(9,055)	$(187)

Operating Cash Flows

During the three months ended January 31, 2018,  we used more cash for operating activities compared to the same period of 2017 primarily due lower net income in the 2018 period.  Additionally, changes in various working capital components, including accounts receivable,  restricted cash, and prepaid expenses, also contributed to the increase in cash used during the 2018 period.

Investing Cash Flows

We used less cash for investing activities for the three months ended January 31, 2018 compared to the same period of 2017 due to a decrease in capital expenditures for general plant improvements, which was partially offset by proceeds from disposal of property and equipment.

Financing Cash Flows

During the three months ended January 31, 2018, we used cash to make payments of approximately $111,000 on our long-term debt and make payments of approximately $8.6 million in distributions to our unit holders, approximately $81,000 in distributions to non-controlling interests, offset by proceeds of approximately $963,000 from checks in excess of bank balance.  Comparatively, during the same period of 2017, we used cash to make payments of approximately $129,000 on our long-term debt and approximately $1.2 million on checks drawn in excess of bank balance.

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

Under the Compeer revolving term note, the Company may borrow, repay, and re-borrow up to the aggregate principal commitment.  The revolving term loan principal commitment, initially $28.0 million, declined by $3.5 million on March 1 each year until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to a fixed principal commitment amount of $8.0 million.  There was no outstanding balance on the revolving term loan at January 31, 2018 and October 31, 2017.  Therefore, the aggregate principal amount available to the Company for borrowing at January 31, 2018, and October 31, 2017 was $8.0 million and $17.5 million, respectively.

Interest on the revolving term loan originally accrued at a variable rate equal to 3.25% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.  However, in connection with the reduction in the aggregate principal commitment, the interest was reduced to 2.85% above the One-Month LIBOR.  The Company may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The interest rate on the revolving term loan was 4.42% and 4.49% at January 31, 2018 and October 31, 2017, respectively.  We pay an unused commitment fee on the unused portion of the revolving term loan commitment at the rate of 0.50% per annum.  The loan is secured by substantially all of our assets including a subsidiary guarantee.

Under the credit facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  We agreed to a debt service coverage ratio of 1.5 to 1.0 and to maintain minimum working capital and net worth of $8.0 million and $32.0 million, respectively.  We are permitted to pay distributions to our members up to 65% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants including compliance with the financial covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $3.1 million without the consent of Compeer.

As of January 31, 2018, the Company was in compliance with these loan covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its Compeer credit facility.  If we fail to comply with the terms of our credit agreement with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

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

There was a total of approximately $1.3 million in outstanding water revenue bonds at January 31, 2018 and October 31, 2017.  We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

We also had a note payable to the minority owner of Agrinatural, which accrued interest at a rate equal to the One-Month LIBOR plus 4.0%. The interest rate on this note payable was 4.78% and 4.53% at January 31, 2018 and October 31, 2017, respectively.  There was a total of $100,000 outstanding on this note at October 31, 2017.  In January 2018, we paid this note in full.

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

On March 30, 2015, we entered into an allonge (the “Allonge”) to the July 29, 2014 note with Agrinatural.  Under the terms of the Allonge, the Company and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, deferred commencement of repayment of principal until May 1, 2015, decreased the monthly principal payment to $36,000 per month, and shortened maturity of the Original Agrinatural Credit Facility to May 1, 2019.

Interest on the Original Agrinatural Credit Facility was not amended and continues to accrue at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Accrued interest is due and payable monthly.  Except as otherwise provided in the Allonge, all of the terms and conditions contained in the Original Agrinatural Credit Facility remain in full force and effect.

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural ("RES"), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

The balance of this loan was approximately $1.9 million at January 31, 2018 and $2.0 million at October 31, 2017.

Additional Agrinatural Credit Facility

On March 30, 2015, the Company entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural.  Under the Additional Agrinatural Credit Facility, the Company made a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital.  The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.

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

On May 19, 2016, the Company and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”) and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and defer a portion of the principal payments required for 2016.

As provided in the Amendment, for calendar years, 2017, 2018 and 2019, Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.  Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

In exchange for the Additional Agrinatural Credit Facility, the Agrinatural executed a security agreement granting the Company a first lien security interest in all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company under the Additional Agrinatural Credit Facility.

The balance of this loan was approximately $2.4 million at January 31, 2018 and $2.5 million at October 31, 2017.

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

At January 31, 2018, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below.  We have no exposure to foreign currency risk as all our business is conducted in U.S. Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk.  We use cash, futures, and option contracts to hedge changes to the commodity prices of corn, ethanol, and natural gas.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles (“GAAP”).

Interest Rate Risk

From time to time, we may be exposed to market risk from changes in interest rates.  Exposure to interest rate risk results primarily from our credit facility with Compeer,  as well as our note payable to the minority owner of Agrinatural.  The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness”.

As of January 31, 2018, we had no exposure to interest rate risk as we had no amounts outstanding on our credit facility with AgStar and our note payable to the minority owner of Agrinatural was paid in full in January 2018.

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

As of January 31, 2018, we had price protection in place for approximately 17% and 5% of our anticipated corn and natural gas needs for the next 12 months, respectively, and approximately 25%, 6%, and 10%  of our anticipated ethanol, distillers’ grains, and corn oil sales for the next twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2018.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	January 31, 2018	Change to Income
Ethanol	60,000,000	Gallons	10.0%	$7,305,000
Corn	17,700,000	Bushels	10.0%	$5,770,000
Natural Gas	1,550,000	MMBTU	10.0%	$413,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2017.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Tax reform may affect the Company and its members.

Congress recently passed the Tax Reform Act, which makes significant changes to the taxation of business entities.  The Tax Reform Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures.  We continue to assess the impact of the Tax Reform Act, as well as any future regulations implementing the new tax law and any interpretations of the new tax law may have on our business.  The impact of this tax reform on the Company and its members is uncertain but the effect of the Tax Reform Act and any implementing regulations and interpretations could adversely affect our business and financial condition.

The price we pay for agricultural commodities may increase as a result of the Tax Cuts and Jobs Act which gives a benefit to agricultural producers to sell their products through cooperatives.

Congress recently passed the Tax Reform Act, which includes a provision that gives a benefit to producers of agricultural products to sell their products through cooperatives.  Currently sales to non-cooperative grain buyers like the Company do not qualify for the same benefit.  This may put us at a significant disadvantage when competing with cooperatives to purchase corn for our plant.  Any increase in the price we must pay for the corn in order to compete with cooperatives would result in lower profit margins and negatively affect our financial performance.  While we believe that Congress intends to correct these provisions, there is no assurance that Congress will enact changes that will resolve this issue or that if such changes are approved that they will be retroactively applied.

If the U.S. were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition, and results of operations could be materially adversely affected.

We expect a majority of our ethanol, distillers’ grains, and corn oil to continue to be marketed and sold domestically. However, as domestic production of ethanol and its co-products continues to expand, we anticipate increased international sales, including sales to Canada, Mexico, and other countries with trade agreements with the U.S.  The Trump administration has expressed aversion towards certain existing international trade agreements, including the North American Free Trade Agreement (“NAFTA”), and made comments suggesting that they support significantly increasing tariffs on goods imported into the U.S., which in turn may lead to retaliatory actions on U.S. exports.  As of the date of this report, it remains unclear what the outcomes may be of NAFTA trade regulations, other international trade agreements, and tariffs on various goods imported into the U.S.  If the U.S. were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs were raised on the foreign-sourced goods that lead to retaliatory actions, it could have material adverse effect on our business, financial condition, and results of operations.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 19, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 19, 2018	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer