Form 10-Q
period 2018-04-30
Heron Lake BioEnergy, LLC
filed 2018-06-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2018

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

As of June 14, 2018, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2018	October 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$4,223,469	$10,065,367
Restricted cash	609,836	-
Accounts receivable	3,686,565	4,031,977
Inventory	6,089,175	7,064,344
Commodity derivative instruments	145,102	141,644
Prepaid expenses and other current assets	376,728	259,106
Total current assets	15,130,875	21,562,438

Property and Equipment, net	44,590,575	46,567,087

Other Assets
Other intangible assets, net	26,778	45,852
Other assets	697,254	697,254
Total other assets	724,032	743,106

Total Assets	$60,445,482	$68,872,631

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$322,468	$432,183
Accounts payable	2,343,429	4,771,197
Commodity derivative instruments	300,088	27,630
Accrued expenses	580,638	415,106
Total current liabilities	3,546,623	5,646,116

Long-Term Debt, less current portion	953,325	965,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both April 30, 2018 and October 31, 2017	54,332,645	60,767,951
Non-controlling interest	1,612,889	1,493,062
Total members' equity	55,945,534	62,261,013

Total Liabilities and Members' Equity	$60,445,482	$68,872,631

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$29,880,856	$25,990,784	$57,853,307	$53,380,858

Cost of Goods Sold	27,753,049	24,140,518	54,144,318	48,116,361

Gross Profit	2,127,807	1,850,266	3,708,989	5,264,497

Operating Expenses	(841,984)	(769,672)	(1,707,027)	(1,616,369)

Operating Income	1,285,823	1,080,594	2,001,962	3,648,128

Other Income (Expense):
Interest income	9,049	1,788	31,022	2,208
Interest expense	(9,753)	(25,803)	(28,366)	(57,190)
Other income, net	71,012	19,958	329,224	398,515
Total other income (expense), net	70,308	(4,057)	331,880	343,533

Net Income	1,356,131	1,076,537	2,333,842	3,991,661

Less: Net Income Attributable to Non-controlling Interest	(85,113)	(57,417)	(200,827)	(140,128)

Net Income Attributable to Heron Lake BioEnergy, LLC	$1,271,018	$1,019,120	$2,133,015	$3,851,533

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.02	$0.01	$0.03	$0.05

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.11	$0.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	April 30, 2018	April 30, 2017
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income	$2,333,842	$3,991,661
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,466,645	2,480,740
Gain on sale of asset	(24,815)	(45,000)
Change in fair value of commodity derivative instruments	296,887	(142,694)
Changes in operating assets and liabilities:
Restricted cash	(609,836)	(178,766)
Accounts receivable	345,412	4,247,473
Inventory	975,169	216,524
Commodity derivative instruments	(27,887)	594,440
Prepaid expenses and other current assets	(117,622)	(173,873)
Accounts payable	(2,427,768)	(2,773,771)
Accrued expenses	165,532	165,308
Net cash provided by operating activities	3,375,559	8,382,042

Cash Flows from Investing Activities:
Capital expenditures	(471,059)	(495,682)
Proceeds from disposal of asset	24,815	45,000
Net cash used in investing activities	(446,244)	(450,682)

Cash Flows from Financing Activities:
Payments on checks drawn in excess of bank balance	—	(1,866,683)
Payments on long-term debt	(121,892)	(157,893)
Distributions to Heron Lake BioEnergy, LLC members	(8,568,321)	—
Distribution to non-controlling interest	(81,000)	—
Net cash used in financing activities	(8,771,213)	(2,024,576)

Net increase (decrease) in cash	(5,841,898)	5,906,784

Cash—Beginning of period	10,065,367	1,297,644

Cash—End of period	$4,223,469	$7,204,428

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$28,366	$57,190

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$187,500

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April  30, 2018 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2018

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

April 30, 2018

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

3.INVENTORY

Inventory consisted of the following:

	April 30, 2018	October 31, 2017
	(unaudited)
Raw materials	$1,408,006	$1,442,844
Work in process	670,737	652,296
Finished goods	2,822,370	3,747,779
Supplies	1,188,062	1,221,425
Totals	$6,089,175	$7,064,344

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $50,000 and $0 for the six months ended April  30, 2018 and 2017, respectively.

4.DERIVATIVE INSTRUMENTS

As of April 30, 2018, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,015,000 bushels, comprised of long corn positions on 700,000 bushels that were entered into to hedge forecasted ethanol sales through July 2018, and short corn positions on 4,315,000 bushels that were entered into to hedge forecasted corn purchases through December 2019.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April  30, 2018, the Company had approximately $610,000 of cash collateral (restricted cash) and approximately $3,000 due to a broker related to derivatives held by a broker, recorded as a component of accounts payable.

The following tables provide details regarding the Company’s derivative instruments at April  30, 2018, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$2,477	$300,088
Ethanol contracts	Commodity derivative instruments	142,625	—
Totals		$145,102	$300,088

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

April 30, 2018

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Location	2018	2017	2018	2017
Corn contracts	Cost of goods sold	$(339,007)	$470,114	$(491,661)	$413,486
Ethanol contracts	Revenues	111,123	(547,049)	196,372	(270,792)
Natural gas contracts	Cost of goods sold	(13,936)	—	(1,598)	—
Total gain (loss)		$(241,820)	$(76,935)	$(296,887)	$142,694

5.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$2,477	$2,477	$—	$2,477	$—
Commodity Derivative instruments - Ethanol	$142,625	$142,625	$142,625	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$300,088	$300,088	$300,088	$—	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$141,644	$141,644	$141,644	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$12,249	$12,249	$18,000	$(5,751)	$—
Commodity Derivative instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

The Company determines the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange.  We determine the fair value of ethanol, corn, and natural gas Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

6.DEBT FINANCING

Long-term debt consists of the following:

	April 30, 2018	October 31, 2017
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,241,171	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	34,622	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	1,275,793	1,397,685
Less amounts due within one year	322,468	432,183
Net long-term debt	$953,325	$965,502

Revolving Term Note

The Company had a revolving term note payable under which the Company could borrow, repay and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, the Company finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender.

Amended Credit Facility

The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

As part of the amended credit facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.01% at April 30, 2018.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2017 was $17,500,000, and under the amended revolving term loan at April 30, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the rate quoted by LIBOR Index rate, which was 4.76% at April 30, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at April  30, 2018 are as follows based on the most recent debt agreements:

2019	$322,468
2020	306,706
2021	326,798
2022	319,821
Total debt	$1,275,793

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April  30, 2018, the Company had cash and basis contracts for forward corn purchase commitments totaling approximately 7,495,000 bushels for various delivery periods through April 2019.

Ethanol Forward Contracts

At April  30, 2018,  the Company had fixed and basis contracts to sell approximately $12,431,000 of ethanol for various delivery periods through June 2018.

Distillers’ Grains Forward Contracts

At April  30, 2018, the Company had forward contracts to sell approximately $1,324,000 of distillers’ grains for various delivery periods through June 2018.

Corn Oil Forward Contracts

At April  30, 2018, the Company had forward contracts to sell approximately $1,225,000 of corn oil for various delivery periods through December 2018.

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

April 30, 2018

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at April  30, 2018 and October 31, 2017.

On December 21, 2017,  Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

9.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term.  The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $101,000 and $91,000 for the three months ended April  30, 2018 and 2017,  respectively, and approximately $238,000 and $199,000 for the six months ended April 30, 2018 and 2017, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $2,642,000 and $2,569,000 for the three months ended April  30, 2018 and 2017, respectively, and approximately $7,097,000 and $5,594,000 for the six months ended April  30, 2018 and 2017, respectively. Of this total, approximately $67,000 and $607,000 was included in accounts payable at April 30, 2018 and October 31, 2017, respectively.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  This note was paid in full in January 2018.  Total interest paid in relation to this note payable amounted to approximately $0 and $1,000 for the three months ended April  30, 2018 and 2017, respectively, and approximately $1,000 and $3,000 for the six months ended April  30, 2018 and 2017, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2018

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $49,000 and $48,000 for the three months ended April  30, 2018 and 2017, respectively, and approximately $97,000 for the six months ended April  30, 2018 and 2017.  The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects.  These projects are constructed by unrelated third-party pipeline construction companies.  Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs.  The Company recorded project management fees and capital work of approximately $8,000 and $2,000 for the three months ended April  30, 2018 and 2017, respectively, and approximately $15,000 and $12,000 for the six months ended April  30, 2018 and 2017, respectively.  The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$29,466,184	$25,698,621	$56,744,277	$52,663,512
Natural gas pipeline	858,660	716,978	2,014,934	1,585,613
Eliminations	(443,988)	(424,815)	(905,904)	(868,267)
Total Revenue	$29,880,856	$25,990,784	$57,853,307	$53,380,858

	Three Months Ended		Six Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$910,536	$804,315	$1,134,975	$2,998,513
Natural gas pipeline	568,652	441,408	1,256,780	1,005,338
Eliminations	(193,365)	(165,129)	(389,793)	(355,723)
Operating Income	$1,285,823	$1,080,594	$2,001,962	$3,648,128

	April 30, 2018	October 31, 2017
Assets:	(unaudited)
Ethanol production	$48,099,963	$56,373,335
Natural gas pipeline	12,345,519	12,499,296
Total Assets	$60,445,482	$68,872,631

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April  30, 2018 and 2017.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

•	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
•	Negative operating margins which may result from lower ethanol and/or high corn prices;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
•	Overcapacity and oversupply in the ethanol industry;
•

Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the RFS and consequently negatively impacting ethanol prices and demand;

•

Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant; and
•	Our reliance on key management personnel.

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

We have a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”).  GFE owns approximately 50.7% of our outstanding membership units.    Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers.  The management services automatically renews for successive one-year terms until either party gives the other party written notice of termination prior to expiration of the then current term.  The management services agreement may also be terminated by either party for cause under certain circumstances.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report,  “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2018, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Ethanol continues trading at a discount to gasoline which has improved domestic and export demand somewhat. However, management currently believes that our margins will remain tight during the remainder of fiscal year 2018, due to uncertainty regarding the Trump Administration’s support for the Renewable Fuels Standard (“RFS”) and increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”).  The adjustments in the RVOs and small refiner waivers granted by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol, unless additional demand can be found in foreign or domestic markets.

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability.  Continued large corn supplies and ethanol production capacity increases also could have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction.  The US Energy Information Administration(“EIA”) has reported that during 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels.

In recent years, the ethanol industry in the U.S. has increased exports of ethanol and distillers’ grains.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including China, Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  Despite its imposition tariffs, China resumed imports of US ethanol during late 2017 and had been one of the top importers of US ethanol during the first three months of 2018. However, in April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff up to 45%.  Brazilian demand from the US ethanol has remained relatively steady, despite a tariff imposed in 2017, due to the price of corn relative to sugar cane as a feedstock and high gasoline prices within Brazil.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have also been, and could continue to be, negatively impacted due to lower market prices for distillers’ grains due to lower export demand, largely due to Chinese tariffs, and oversupply in the domestic market, along with increased corn and soybean availability. During the three months ended April 30, 2018, distillers’ grains prices were buoyed by improved domestic demand in response to the continued rise in soybean meal prices and increased export demand by Mexico, Canada, South Korea, Argentina and Vietnam. Demand and prices for distillers’ grains had experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers’ grains produced in the U.S. imposed in January 2017.  Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the US, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices.

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

In February 2018, legislation was signed retroactively extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017.  However, management cannot predict whether additional legislation further extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil to reduce without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the RFS.  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use renewable identification numbers (“RINs”) to show compliance with RVOs.   RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

 The EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  Similarly, the US Bankruptcy Court in Delaware recently alleviated significant RIN obligations a refiner as part of bankruptcy proceedings.  Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations.

Several legal challenges to the recent spate of small refiners waivers are underway.  On May 1, 2018, the Advanced Biofuel Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition with  the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions.  It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump further suggested he may consider relief for petroleum refiners, which could involve modifications to how RINs are generated, priced, and/or traded. The EPA is considering a letter of no action assurance which could allow retailers to avoid relabeling their E15 pumps as flex fuel only.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act includes significant changes to the taxation of partnership entities.  The Company continues to evaluate the impact of the Tax Reform Act with its professional advisors.  The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time.

The Tax Reform Act also included an unintended consequence under section 199A, which provided certain tax benefits to producers selling grain to cooperative associations and enabled a potential marketplace advantage over other agribusiness companies.  On March 23, 2018, Congress rescinded this provision under section 199A.

Results of Operations for the Three Months Ended April  30, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April  30, 2018 and 2017 (amounts in thousands).

	Three Months Ended April 30,
	2018		2017
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$29,881	100.0%	$25,991	100.0%
Cost of Goods Sold	27,753	92.9%	24,141	92.9%
Gross Profit	2,128	7.1%	1,850	7.1%
Operating Expenses	(842)	(2.8)%	(770)	(3.0)%
Operating Income	1,286	4.3%	1,080	4.1%
Other Income (Expense), net	70	0.2%	(4)	(0.0)%
Net Income	1,356	4.5%	1,076	4.1%
Less: Net Income Attributable to Non-controlling Interest	(85)	(0.3)%	(57)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$1,271	4.2%	$1,019	3.9%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 98.6% and 98.9% of our total revenues for the three months ended April  30, 2018 and 2017, respectively.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 1.4% and 1.1% of our consolidated revenues for the three months ended April 30, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended April 30, 2018:

	Three Months Ended April 30, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$22,933	76.7%
Distillers' grains sales	5,417	18.1%
Corn oil sales	973	3.3%
Corn syrup sales	143	0.5%
Agrinatural revenues (net of intercompany eliminations)	415	1.4%
Total Revenues	$29,881	100.0%

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

Our total consolidated revenues increased by approximately 15.0% for the three months ended April 30, 2018, as compared to the three months ended April 30, 2017, due to an increase the average price received for our distillers’ grains, which was partially offset by decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2018 and 2017:

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	17,952	$1.28	15,609	$1.35
Distillers' grains (tons)	38	$142.15	39	$92.85
Corn oil (pounds)	4,301	$0.23	3,289	$0.27

Ethanol

Total revenues from sales of ethanol increased by approximately 9.0% for the three months ended April 30, 2018, compared to the same period of 2017 due to an approximately 15.0% increase in the volume of ethanol sold  resulting from improved production yield which increased ethanol production during the 2018 period, offset in part by a 5.2% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2017.  The decrease in ethanol prices resulted from relatively high inventories in the domestic market coupled with ongoing record production of ethanol.

Recent trade disputes and the announcement by China of an additional 15% tariff on ethanol produced in the United States has created additional uncertainty as to future export demand from China.  A decline in ethanol exports due to tariffs imposed on ethanol produced in the United States or other factors would also likely contribute to higher ethanol stocks unless additional demand could be created domestically through the use of higher blends.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2018, we had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2018 valued at approximately $12.4 million.  Separately, ethanol derivative instruments resulted in gains of approximately $111,000 for the three months ended April 30, 2018. In comparison, we had a loss on ethanol derivative instruments of approximately $547,000 for the three months ended April 30, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 49.6%  for the three months ended April 30, 2018 compared to the same period of 2017.  This increase was due to an approximately 53.1% increase in the average price per ton we received for our distillers’ grains, offset by an approximately 2.3% decrease in the tons of distillers’ grains sold for the three months ended April 30, 2018 compared to the same period of 2017.  We sold fewer tons of distillers’ grains in the three months ended April 30, 2018 as compared to the same period in 2017 due to yield improvement in our ethanol production which reduces the output of distillers’ grains.  The increase in the market price of distillers’ grains is due to a stonger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam and Argentina.

Management anticipates distillers’ grains prices will remain relatively steady during our 2018 fiscal year, unless China reduces or eliminates its tariffs or additional domestic demand and/or other foreign markets develop.  Additionally, current trade actions announced by the Trump administration and responsive actions announced by trading partners, particularly China, Mexico, and Canada, have created additional uncertainty which could have a negative effect on distillers’ grain prices.  Domestic demand for distillers’ grains could also lower if corn or soybean meal prices decline and end-users switch to lower priced alternatives.  Domestic demand for distillers’ grains may also decline due to over-supply resulting from expansion of production capacity in the ethanol industry.

At April 30, 2018, we had forward distillers’ grains sales contracts valued at approximately $1.3 million for various delivery periods through June 2018.

Corn Oil

Total revenues from sales of corn oil increased by approximately 10.9%  for the three months ended April 30, 2018 compared to the same period of 2017, due to an approximately 30.8% increase in pounds sold, which was partially offset by a decrease of approximately 15.1% in the average price per pound we received for our corn oil from period to period. We sold more pounds of corn oil during the three months ended April 30, 2018 as compared to the same period in 2017 due to increased ethanol production which resulted in higher corn oil production.  Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices to decreased demand from the biodiesel industry and from the feed market.  Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry if the 2019 RVOs for biodiesel are reduced by the EPA or if the biodiesel tax credit which was retroactively extended for 2017 is not further extended by Congress.  Additionally, the production capacity increase that is occurring throughout the ethanol industry may also result in oversupply that may negatively affecting prices unless plants curtail corn oil production or additional demand can be created.

At April 30, 2018, we had forward corn oil sales contracts valued at $1.2 million at for various delivery periods through December 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 15.0% for the three months ended April  30, 2018, compared to the three months ended April 30, 2017.  However, as a percentage of revenues, our cost of goods sold was approximately 92.9% for the three months ended April 30, 2018 and 2017.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2018 and 2017 was approximately $1.39 per gallon.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2018:

	Three Months Ended April 30, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$19,524	70.3%
Natural gas costs	1,751	6.3%
All other components of costs of goods sold	6,478	23.4%
Total Cost of Goods Sold	$27,753	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2017:

	Three Months Ended April 30, 2017
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$16,760	69.4%
Natural gas costs	1,568	6.5%
All other components of costs of goods sold	5,813	24.1%
Total Cost of Goods Sold	$24,141	100.0%

Corn

Our cost of goods sold related to corn was approximately 16.5% more for the three months ended April 30, 2018 compared to the same period of 2017.  The increase resulted from an increase of 8.9% in the number of bushels of corn processed, coupled with an approximately 7.0% increase in the average price per bushel paid for corn from period to period.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2018 compared to the same period of 2017 was approximately $0.15 lower than the corn-ethanol price spread we experienced for same period of 2017. The increase in corn prices was primarily due to increased export demand and upward pressure on corn prices for much of the 2018 period due to resulting from market concerns about the severity of the Argentinian drought and a reduction in U.S. corn plantings reported by the US Department of Agriculture in their March 31, 2018 planting intentions report.

From time to time we enter into forward purchase contracts for our commodity purchases and sales.  At April 30, 2018, we had had approximately 7.5 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through April 2019.

Our corn derivative positions resulted in a  loss of approximately $339,000 for the three months ended April 30, 2018, which increased cost of goods sold. Comparatively, we had gains related to corn derivative instruments of approximately $470,000 for the three months ended April 30, 2017, which decreased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 11.7% for the three months ended April 30, 2018 compared to the same period of 2017.  Management attributes this increase in cost of natural gas from period to period to the colder weather, along with higher production levels and colder weather during the three months ended April 30, 2018.

Our natural gas derivative positions resulted in a loss of approximately $14,000 for the three months ended April 30, 2018, which increased cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments for the three months ended April 30, 2017.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended April 30, 2018 increased approximately 9.4% compared to the three months ended April 30, 2017.  This increase is due primarily to an increase in professional and outside consulting fees during the 2018 period.  Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

Our income from operations for the three months ended April 30, 2018 increased by approximately $205,000 compared to the same period of 2017.  This increase resulted largely from increased production and improved prices for our distillers’ grains.

Other Income (Expense), Net

We had net other income of approximately $70,000 during the three months ended April 30, 2018 compared to net other expense of approximately $4,000 for the same period of 2017.  We had more other income the three months ended April 30, 2018 compared to the same period 2017 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2018 period.

Results of Operations for the Six Months Ended April  30, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April  30, 2018 and 2017 (amounts in thousands).

	Six Months Ended April 30,
	2018		2017
Statement of Operations Data	(unaudited)%		(unaudited)%
Revenues	$57,853	100.0%	$53,380	100.0%
Cost of Goods Sold	54,144	93.6%	48,116	90.1%
Gross Profit	3,709	6.4%	5,264	9.9%
Operating Expenses	(1,707)	(3.0)%	(1,616)	(3.0)%
Operating Income	2,002	3.4%	3,648	6.9%
Other Income, net	332	0.6%	343	0.6%
Net Income	2,334	4.0%	3,991	7.5%
Less: Net Income Attributable to Non-controlling Interest	(201)	(0.3)%	(140)	(0.3)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$2,133	3.7%	$3,851	7.2%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 98.1% and 98.7% of our total consolidated revenues for the six months ended April 30, 2018 and 2017, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented 1.9% and 1.3% of our consolidated revenues for the six months ended April 30, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2018:

	Six Months Ended April 30, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$43,630	75.5%
Distillers' grains sales	10,553	18.2%
Corn oil sales	2,256	3.9%
Corn syrup sales	305	0.5%
Agrinatural revenues (net of intercompany eliminations)	1,109	1.9%
Total Revenues	$57,853	100.0%

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

Our total consolidated revenues increased by approximately 8.4% for the six months ended April 30, 2018, as compared to the same period of 2017, due to an increase the average price received for our distillers’ grains and increased sales of our products, which was partially offset by decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2018 and 2017:

	Six Months Ended April 30, 2018		Six Months Ended April 30, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	35,258	$1.24	30,930	$1.39
Distillers' grains (tons)	82	$129.43	77	$95.42
Corn oil (pounds)	9,245	$0.24	7,603	$0.27

Ethanol

Total revenues from sales of ethanol increased by approximately 1.6% for the six months ended April 30, 2018 compared to the same period of 2017 due primarily to an approximately 14.0%  increase in the volume sold due to increased production during the 2018 period, which was partially mitigated by an approximately 10.7%  decrease average price per gallon we received for our ethanol from period to period.  The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $196,000 during the six months ended April 30, 2018.  In comparison, we had a loss on ethanol derivative instruments of approximately $271,000 during the six months ended April 30, 2017.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 43.6% for the six months ended April 30, 2018 compared to the same period of 2017.  This increase is due to an approximately 35.6%  higher average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a stonger domestic market due to increases in prices of soybean meal and increased export demand. We produced and sold more total tons of distillers’ grains during the six months ended April 30, 2018 compared to the six months ended April 30, 2017 due to increased ethanol production in the 2018 period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 9.5% for the six months ended April 30, 2018 compared to the six months ended April 30, 2017 due to an approximately 21.6%  increase in pounds sold, which was partially offset by an approximately 9.9%  decrease in the average price per pound we received for our corn oil from period to period. The increase in volume sold for the six months ended April 30, 2018 compared to the same period of 2017 is attributable to increased ethanol production and improved corn oil yield during the six months ended April 30, 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 12.5% for the six months ended April 30, 2018, as compared to the six months ended April 30, 2017.  As a percentage of revenues, our cost of goods sold also increased to approximately 93.6% for the six months ended April 30, 2018, as compared to approximately 90.1% for the same period in 2017 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2018 and 2017 was approximately $1.38 and $1.40 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2018:

	Six Months Ended April 30, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$38,963	72.0%
Natural gas costs	3,590	6.6%
All other components of costs of goods sold	11,591	21.4%
Total Cost of Goods Sold	$54,144	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2017:

	Six Months Ended April 30, 2017
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$35,010	72.8%
Natural gas costs	3,395	7.1%
All other components of costs of goods sold	9,711	20.1%
Total Cost of Goods Sold	$48,116	100.0%

Corn

Our cost of goods sold related to corn was approximately 11.3% more for the six months ended April 30, 2018 compared to the same period of 2017, due primarily to an approximately 9.3% increase in the number of bushels of corn processed, coupled with a  1.8%  increase in the average price per bushel paid for corn from period to period.  For the six months ended April 30, 2018 and 2017, we processed approximately 11.8 million and 10.8 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2018, was approximately $0.17 lower than the corn-ethanol price spread we experienced for same period of 2017.

We had a loss related to corn derivative instruments of approximately $492,000 for the six months ended April 30, 2018, which increased our costs of goods sold.  Comparatively, we had gains related to corn derivative instruments of approximately $413,000 for the six months ended April 30, 2017, which decreased our cost of goods sold.

Natural Gas

Natural gas costs increased 5.8% for the six months ended April 30, 2018 as compared to the six months ended April 30, 2017. The increase in natural gas costs was primarily due to higher production levels and colder weather during the 2018 period.

Our natural gas derivative positions resulted in a loss of approximately $2,000 during the six months ended April 30, 2018, which increased our cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments during the six months ended April 30, 2017.

Operating Expenses

Operating expenses for the six months ended April 30, 2018 increased 5.6% compared to the six months ended April 30, 2017.  This increase is due primarily to an increase in professional and outside consulting fees during the 2018 period.  However, as a percentage of total revenues, operating expenses were unchanged at 3.0% for the six months ended April 30, 2018, and April 30, 2017.

Operating Income

Our income from operations for the six months ended April 30, 2018 was approximately $1.6 million less compared to the same period of 2017.  This decrease resulted largely from increased prices for our corn relative to the price of ethanol and narrowed operating margin.

Other Income, Net

We had net other income of approximately $332,000 and $343,000 during the six months ended April 30, 2018 and 2017, respectively.  We had less other income due to less patronage income during the 2018 period.

Changes in Financial Condition at April 30, 2018 and October 31, 2017

The following table highlights our financial condition at April 30, 2018 and October 31, 2017 (amounts in thousands):

	April 30, 2018	October 31, 2017
	(unaudited)
Current Assets	$15,131	$21,562
Total Assets	$60,445	$68,873
Current Liabilities	$3,546	$5,646
Long-Term Debt, less current portion	$953	$966
Members' Equity attributable to Heron Lake BioEnergy, LLC	$54,333	$60,768
Non-Controlling Interest	$1,613	$1,493

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $5.8 million at April 30, 2018 compared to October 31, 2017.  The decrease in cash was due primarily to payment of distributions to members in January 2018.  Additionally, we had decreases in accounts receivable of approximately $345,000 and inventory of approximately $975,000 at April 30, 2018 compared to October 31, 2017.  Offsetting the decrease in cash on hand was increases in restricted cash of approximately $610,000, the value of our commodity derivative instruments of approximately $3,000, and prepaid expenses of approximately $118,000 at April 30, 2018 compared to October 31, 2017.  Contributing to the decrease in total assets was an approximately $2.0 million decrease in property and equipment primarily due to depreciation expense during the 2018 period.

Our current liabilities decreased approximately $2.1 million at April 30, 2018 compared to October 31, 2017, due to a decrease of approximately $2.4 million in accounts payable as of April 30, 2018, which was partially offset by increase of approximately $166,000 in accrued expenses.  Our accounts payable were less at April 30, 2018 compared to October 31, 2017 due to the timing of payments to vendors during the six months ended April 30, 2018.

Our long-term debt decreased approximately $12,000 at April 30, 2018 compared to October 31, 2017.  The decrease is due to assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $6.4 million at April 30, 2018 compared to October 31, 2017.  The decrease was related to the distribution to our members of approximately $8.6 million during January 2018, offset by our approximately $2.3 million of net income attributable to HLBE during the six months ended April 30, 2018.

Non-controlling interest totaled approximately $1.6 million and $1.5 million at April 30, 2018 and October 31, 2017, respectively.  This is directly related to recognition of the 27% non-controlling interest in Agrinatural at April 30, 2018 and October 31, 2017.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$3,376	$8,382
Net cash used in investing activities	$(446)	$(450)
Net cash used in financing activities	$(8,771)	$(2,025)
Net increase (decrease) in cash	$(5,841)	$5,907

Operating Cash Flows

During the six months ended April 30, 2018,  we used more cash for operating activities compared to the same period of 2017 primarily due lower net income in the 2018 period.  Additionally, changes in various working capital components, including accounts receivable,  restricted cash, accounts payable and prepaid expenses, also contributed to the decrease in cash provided during the 2018 period.

Investing Cash Flows

We used less cash for investing activities for the six months ended April 30, 2018 compared to the same period of 2017 due to a decrease in capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment.

Financing Cash Flows

During the six months ended April 30, 2018, we used cash to make payments of approximately $122,000 on our long-term debt, make payments of approximately $8.6 million in distributions to our unit holders, and approximately $81,000 in distributions to non-controlling interests.  Comparatively, during the same period of 2017, we used cash to make payments of approximately $158,000 on our long-term debt and made payments of approximately $1.9 million on checks in excess of bank balance.

Indebtedness

Compeer Credit Facility

We had a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FCLA (“Compeer”) for which CoBank, ACP (“CoBank”) served as the administrative agent.  This credit facility originally consisted of a revolving term loan with a maturity date of March 1, 2022.   However, on April 6, 2018, we entered into an amended credit facility with Compeer.  The amended credit includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   CoBank will continue to act as Compeer's administrative agent with respect to our amended credit facility and has a participation interest in the loans.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2017 was $17.5 million and was $4.0 million under the amended revolving term loan at April 30, 2018.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the LIBOR Index rate.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum

The amended revolving term loan and seasonal revolving loan are secured by substantially all of our assets, including a subsidiary guarantee.

Under the credit facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  We are permitted to pay distributions to our members up to 75% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

As of April 30, 2018, the Company was in compliance with these loan covenants.  However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility.  If we fail to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

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

There was a total of approximately $1.3 million in outstanding water revenue bonds at April 30, 2018 and October 31, 2017.  We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

Loans to Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, the Company has extended a credit facility to Agrinatural (the “Original Agrinatural Credit Facility”). Under the Original Agrinatural Credit Facility, the Company agreed to make a five-year term loan in the aggregate principal amount of approximately $3.06 million.  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.    Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.  The Original Agrinatural Credit Facility is secured by all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

The balance of this loan was approximately $1.7 million at April 30, 2018 and $2.0 million at October 31, 2017.

Additional Agrinatural Credit Facility

On March 30, 2015, the Company entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural.  Under the Additional Agrinatural Credit Facility, the Company made a four-year term loan in the principal amount of $3.5 million to Agrinatural.

Under the terms of the Additional Agrinatural Credit Facility, for each of calendar years, 2017, 2018 and 2019, Agrinatural may, without consent of the Company, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.  Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

Interest on the additional term loan accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.  The Additional Agrinatural Credit Facility is secured by all of Agrinatural's equipment and assets and a collateral assignment assigning the Company all of Agrinatural's interests in its contracts, leases, easements, and other agreements.  In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural's obligations to the Company.

The balance of this loan was approximately $2.3 million at April 30, 2018 and $2.5 million at October 31, 2017.

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

At April 30, 2018, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Interest Rate Risk

From time to time, we may be exposed to market risk from changes in interest rates.  Exposure to interest rate risk results primarily from our credit facility with Compeer.  The specifics of these credit facilities are discussed in greater detail in “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness”.

As of April 30, 2018, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of April 30, 2018, we had price protection in place for approximately 20% of our anticipated corn needs for the next 12 months and approximately 3%, 6%, and 30%  of our anticipated ethanol, distillers’ grains, and corn oil sales for the next twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2018.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	April 30, 2018	Change to Income
Ethanol	54,700,000	Gallons	10.0%	$7,100,000
Corn	16,300,000	Bushels	10.0%	$5,700,000
Natural Gas	1,700,000	MMBTU	10.0%	$357,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit
10.1	Credit Agreement dated March 29, 2018 by and between Compeer Financial, FCLA, Compeer Financial, PCA and Heron Lake BioEnergy, LLC.*

10.2	$4,000,000 Amended and Restated Revolving Term Promissory Note dated March 29, 2018 by and between Compeer Financial, FCLA and Heron Lake BioEnergy, LLC.*

10.3	$4,000,000 Revolving Credit Promissory Note dated March 29, 2018 by and between Compeer Financial, PCA and Heron Lake BioEnergy, LLC.*

10.4	Security Agreement dated March 29, 2018 by Heron Lake BioEnergy, LLC to CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, FCA, and CoBank, ACB.*

10.5

Amended and Restated Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated March 29, 2018 by Heron Lake BioEnergy, LLC in favor of CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA.*

10.6	Guarantee dated March 29, 2018 by HLBE Pipeline Company, LLC in favor of CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, FCA, and CoBank, ACB.*

10.7

Amended and Restated Security Agreement dated March 29, 2018 by HLBE Pipeline Company, LLC to CoBank, ACB, as administrative agent on behalf of Compeer Financial, FLCA, Compeer Financial, FCA, and CoBank, ACB.*

10.8	Commodity Account Control Agreement dated March 29, 2018 by and between CoBank, ACB and Heron Lake BioEnergy, LLC.*

10.9

Amended and Restated Administrative Agency Agreement and Intercreditor Agreement dated March 29, 2018 by and between Compeer Financial, FCLA and Compeer Financial, PCA, CoBank, ACB, and Heron Lake BioEnergy, LLC.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April  30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April  30, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April  30, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended April  30, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 14, 2018	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer