Form 10-Q
period 2018-07-31
Heron Lake BioEnergy, LLC
filed 2018-09-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2018

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

As of September 14, 2018, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2018	October 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$5,605,354	$10,065,367
Restricted cash	23,620	-
Accounts receivable	1,716,192	4,031,977
Inventory	6,516,264	7,064,344
Commodity derivative instruments	286,601	141,644
Prepaid expenses and other current assets	445,668	259,106
Total current assets	14,593,699	21,562,438

Property and Equipment, net	45,081,316	46,567,087

Other Assets
Other intangible assets, net	17,241	45,852
Other assets	697,254	697,254
Total other assets	714,495	743,106

Total Assets	$60,389,510	$68,872,631

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$322,048	$432,183
Accounts payable	2,663,097	4,771,197
Commodity derivative instruments	35,196	27,630
Accrued expenses	290,146	415,106
Total current liabilities	3,310,487	5,646,116

Long-Term Debt, less current portion	795,555	965,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both July 31, 2018 and October 31, 2017	54,635,331	60,767,951
Non-controlling interest	1,648,137	1,493,062
Total members' equity	56,283,468	62,261,013

Total Liabilities and Members' Equity	$60,389,510	$68,872,631

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$26,252,916	$28,541,889	$84,106,223	$81,922,747

Cost of Goods Sold	25,160,502	26,290,595	79,304,820	74,406,956

Gross Profit	1,092,414	2,251,294	4,801,403	7,515,791

Operating Expenses	(719,371)	(732,406)	(2,426,398)	(2,348,775)

Operating Income	373,043	1,518,888	2,375,005	5,167,016

Other Income (Expense):
Interest income	17,721	7,692	48,743	9,900
Interest expense	(53,190)	(79,022)	(81,556)	(136,212)
Other income, net	360	391	329,584	398,906
Total other income (expense), net	(35,109)	(70,939)	296,771	272,594

Net Income	337,934	1,447,949	2,671,776	5,439,610

Less: Net Income Attributable to Non-controlling Interest	(35,248)	(33,197)	(236,075)	(173,325)

Net Income Attributable to Heron Lake BioEnergy, LLC	$302,686	$1,414,752	$2,435,701	$5,266,285

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.00	$0.02	$0.03	$0.07

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.11	$0.00

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2018	2017
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income	$2,671,776	$5,439,610
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,731,782	3,741,698
Gain on sale of asset	(24,815)	(45,000)
Change in fair value of commodity derivative instruments	(477,288)	(407,603)
Changes in operating assets and liabilities:
Restricted cash	(23,620)	(144,345)
Accounts receivable	2,315,785	2,857,378
Inventory	548,080	(583,522)
Commodity derivative instruments	339,897	914,550
Prepaid expenses and other current assets	(186,562)	(217,755)
Accounts payable	(3,042,596)	(1,916,193)
Accrued expenses	(124,960)	(104,048)
Net cash provided by operating activities	5,727,479	9,534,770

Cash Flows from Investing Activities:
Capital expenditures	(1,282,904)	(967,937)
Proceeds from disposal of asset	24,815	45,000
Net cash used in investing activities	(1,258,089)	(922,937)

Cash Flows from Financing Activities:
Payments on checks drawn in excess of bank balance	—	(1,866,683)
Payments on long-term debt	(280,082)	(324,994)
Distributions to Heron Lake BioEnergy, LLC members	(8,568,321)	—
Distribution to non-controlling interest	(81,000)	—
Net cash used in financing activities	(8,929,403)	(2,191,677)

Net increase (decrease) in cash	(4,460,013)	6,420,156

Cash—Beginning of period	10,065,367	1,297,644

Cash—End of period	$5,605,354	$7,717,800

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$81,556	$136,212

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$934,496	$45,328

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2018 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations.  All significant intercompany balances and transactions are eliminated in consolidation.

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

In the opinion of management, the condensed consolidated unaudited financial statements reflect all adjustments consisting of normal recurring accruals that we consider necessary to present fairly the Company’s results of operations, financial position, and cash flows.  The results reported in these condensed consolidated unaudited financial statements should not be regarded as necessarily indicative of results that may be expected for any other fiscal period or for the fiscal year.

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

July 31, 2018

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

Agrinatural recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the fee for the arrangement is fixed or determinable and collectability is reasonably assured.

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

July 31, 2018

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

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol, distillers’ grains, and corn oil and the related costs of corn.  The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices, and the petroleum markets as a whole.  Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol.  The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities.  Market fluctuations in the price of and demand for these commodities may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company's risk management program is used to protect against the price volatility of these commodities.

3.INVENTORY

Inventory consisted of the following:

	July 31, 2018	October 31, 2017
	(unaudited)
Raw materials	$1,197,309	$1,442,844
Work in process	682,900	652,296
Finished goods	3,439,800	3,747,779
Supplies	1,196,255	1,221,425
Totals	$6,516,264	$7,064,344

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $169,000 and $65,000 for the nine months ended July 31, 2018 and 2017, respectively.

4.DERIVATIVE INSTRUMENTS

As of July 31, 2018, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 4,125,000 bushels, comprised of short corn positions that were entered into to hedge forecasted corn purchases through December 2019.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2018, the Company had approximately $24,000 of cash collateral (restricted cash) and $0 due to a broker related to derivatives held by a broker, recorded as a component of accounts payable.

The following tables provide details regarding the Company’s derivative instruments at July 31, 2018, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$286,601	$35,196
Totals		$286,601	$35,196

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

July 31, 2018

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Location	2018	2017	2018	2017
Corn contracts	Cost of goods sold	$916,800	$233,003	$425,139	$646,489
Ethanol contracts	Revenues	(142,625)	31,906	53,747	(238,886)
Natural gas contracts	Cost of goods sold	—	—	(1,598)	—
Total gain		$774,175	$264,909	$477,288	$407,603

5.FAIR VALUE

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$286,601	$286,601	$286,601	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$35,196	$35,196	$—	$35,196	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2017:

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

6.DEBT FINANCING

Long-term debt consists of the following:

	July 31, 2018	October 31, 2017
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	1,094,236	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	23,367	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	1,117,603	1,397,685
Less amounts due within one year	322,048	432,183
Net long-term debt	$795,555	$965,502

Revolving Term Note

The Company had a revolving term note payable under which the Company could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, the Company finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender.

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

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.18% at July 31, 2018.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2017 was $17,500,000, and under the amended revolving term loan at July 31, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the rate quoted by LIBOR Index rate, which was 4.93% at July 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at July 31, 2018 are as follows based on the most recent debt agreements:

2019	$322,048
2020	318,253
2021	339,097
2022	138,205
Total debt	$1,117,603

7.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2018, the Company had cash and basis contracts for forward corn purchase commitments totaling approximately 4,189,000 bushels for various delivery periods through June 2019.

Ethanol Forward Contracts

At July 31, 2018, the Company had fixed and basis contracts to sell approximately $11,716,000 of ethanol for various delivery periods through September 2018.

Distillers’ Grains Forward Contracts

At July 31, 2018, the Company had forward contracts to sell approximately $2,517,000 of distillers’ grains for various delivery periods through August 2018.

Corn Oil Forward Contracts

At July 31, 2018, the Company had forward contracts to sell approximately $775,000 of corn oil for various delivery periods through December 2018.

Railcar Damages

In accordance with certain railcar lease agreements, at expiration, the Company is required to return the railcars in good condition, less normal wear, and tear.  Primarily due to the ongoing maintenance and repair activities performed on its railcars, the Company has determined that no accrual for damages to leased railcar is necessary and an estimate of the possible range of loss cannot be made.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at July 31, 2018 and October 31, 2017.

On December 21, 2017, Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

9.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions.  The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of then current term.  The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $115,000 and $121,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $353,000 and $320,000 for the nine months ended July 31, 2018 and 2017, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $3,382,000 and $143,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $10,479,000 and $5,737,000 for the nine months ended July 31, 2018 and 2017, respectively. Of this total, approximately $0 and $607,000 was included in accounts payable at July 31, 2018 and October 31, 2017, respectively.

Agrinatural

During 2013, the Company borrowed $300,000 from the non-controlling interest member of Agrinatural.  This note was paid in full in January 2018.  Total interest paid in relation to this note payable amounted to approximately $0 and $1,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $1,000 and $5,000 for the nine months ended July 31, 2018 and 2017, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2018

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $50,000 and $48,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $147,000 and $145,000 for the nine months ended July 31, 2018 and 2017, respectively.  The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects.  These projects are constructed by unrelated third-party pipeline construction companies.  Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs.  The Company recorded project management fees and capital work of approximately $34,000 and $15,000 for the three months ended July 31, 2018 and 2017, respectively, and approximately $49,000 and $27,000 for the nine months ended July 31, 2018 and 2017, respectively.  The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income, and total assets:

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$26,161,809	$28,451,695	$82,906,086	$81,115,207
Natural gas pipeline	522,551	527,432	2,537,485	2,113,045
Eliminations	(431,444)	(437,238)	(1,337,348)	(1,305,505)
Total Revenue	$26,252,916	$28,541,889	$84,106,223	$81,922,747

	Three Months Ended		Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Operating Income:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$182,265	$1,330,073	$1,317,240	$4,328,586
Natural gas pipeline	358,466	351,100	1,615,246	1,356,438
Eliminations	(167,688)	(162,285)	(557,481)	(518,008)
Operating Income	$373,043	$1,518,888	$2,375,005	$5,167,016

	July 31, 2018	October 31, 2017
Assets:	(unaudited)
Ethanol production	$48,243,110	$56,373,335
Natural gas pipeline	12,146,400	12,499,296
Total Assets	$60,389,510	$68,872,631

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2018 and 2017.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2017, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2018 and April 30, 2018, and this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

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

The Company has two intercompany credit facilities with Agrinatural: a July 2014 credit facility, as amended (the “Original Credit Facility”) and a March 2015 credit facility, as amended (the “Additional Credit Facility”).  Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.  Details of these credit facilities to Agrinatural are provided below in the section below entitled “PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness”.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly reports on Form 10-Q for the three months ended January 31, 2018,the three months ended April 30, 2018, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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

The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) held steady with 2018 ending corn stocks of 2.1 billion bushels. Projections for 2019 ending corn stocks indicate a reduction of 25%, reflecting lower beginning stocks and a reduced crop size. However, given excellent early season weather and market concern for a potential reduction in U.S. agricultural exports resulting from various tariffs and sanctions resulting from these trade disputes, corn prices were generally very weak and fell during the three months ended July 31, 2018.

Ethanol continues trading at a significant discount to gasoline which has improved export demand somewhat. However, management currently believes that our margins will remain tight during the remainder of fiscal year 2018, due to uncertainty regarding the Trump Administration’s support for the Renewable Fuels Standard (“RFS”) and increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”).    Typically such an ethanol trading discount would also bolster demand in the domestic market by penetration of E15 blends. However, the impact of large increases in small refiner waivers granted by the EPA and the expected reductions in both Chinese and Brazilian imports continues to have a negative impact on prices for RINs for corn-based ethanol.  As a result, RINS prices remain lower, removing a blending incentive from the ethanol marketplace.

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability.  According to the US Energy Information Administration’s (“EIA”) June 2018 Short Term Energy Outlook, that U.S. gasoline demand was 9.3 million barrels per day in 2017 and is expected to stay at that same level in 2018. The EIA forecasts regular gasoline prices to average $2.87 per gallon compared to last summers' average $2.41 per gallon. The EIA also estimates the summer peak price will gradually decrease to $2.84 per gallon in September.  Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

Continued ethanol production capacity increases also could have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction.  The EIA reports that domestic ethanol production averaged 1.04 million barrels per day during the second calendar quarter of 2018, maintaining the same rate of production as the previous quarter but 3.8% higher than the same quarter of last year. Year-to-date, production volumes are up 1.8% in 2018 compared with the same period in 2017. Refiner and blender input volume decreased slightly to 930 thousand barrels per day for the second quarter of 2018 compared with 934 thousand barrels per day for the same quarter last year despite a 2.0% increase in consumer gasoline demand due to seasonal demand and growing numbers of retail stations offering higher blends.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including China, Canada, and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  Despite its imposition tariffs, China resumed imports of US ethanol during late 2017 and had been one of the top importers of US ethanol during the first three months of 2018. However, in April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff up to 45%.  Brazilian demand from the US ethanol has remained relatively steady, despite a tariff imposed in 2017, due to the price of corn relative to sugar cane as a feedstock and high gasoline prices within Brazil.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been positively impacted during the three months ended July 31, 2018 by the higher prices received for our distillers’ grains. During our third fiscal quarter of 2018, distillers’ grains prices improved as a result of relatively firm world soybean meal prices which management believes are attributable to the Argentinian drought. Argentina is the third largest soybean producer in the world and a leading exporter of soybean meal. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. In 2018, strong protein meal prices have enabled distillers’ grains prices to rally versus corn.  Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the US, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

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

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018, excluding any waivers granted by the EPA to small refiners for “hardship”.

On June 26, 2018, the EPA released a preliminary rule proposal for 2019 setting the blending requirements at 19.88 billion gallons, a slight increase from 2018 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any “hardship” waivers granted by the EPA to small refiners.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022.  Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If the final 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. The proposed 2019 Rule is more than 20% below the original 2019 statutory level of 28.0 billion gallons, and if finalized as proposed will fulfill the two consecutive year requirements and require a reset of the RFS.

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

 The EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  In early July 2018, the EPA reported that hardship waivers for almost 2.25 billion gallons had been granted to small refiners for 2016 and 2017 RVOs.

Legal challenges are underway to the RFS, including the EPA's recent reductions in the RFS volume requirements, the Final 2018 Rule, and the denial of petitions to change the RFS point of obligation. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Further, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA.

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the final 2018 Rule and the proposed 2019 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Tax Cuts and Job Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act includes significant changes to the taxation of partnership entities.  The Company continues to evaluate the impact of the Tax Reform Act with its professional advisors.  The full impact of the Tax Reform Act on the Company in future periods cannot be predicted at this time. On March 23, 2018, Congress rescinded an unintended consequence of the Tax Reform Act under section 199A, which provided certain tax benefits to producers selling grain to cooperative associations and enabled a potential marketplace advantage over other agribusiness companies.

Results of Operations for the Three Months Ended July 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended July 31,
	2018		2017
Income Statement Data	(unaudited)%		(unaudited)%
Revenues	$26,253	100.0%	$28,542	100.0%
Cost of Goods Sold	25,161	95.8%	26,291	92.1%
Gross Profit	1,092	4.2%	2,251	7.9%
Operating Expenses	(719)	(2.7)%	(732)	(2.6)%
Operating Income	373	1.5%	1,519	5.3%
Other Expense, net	(35)	(0.1)%	(71)	(0.2)%
Net Income	338	1.4%	1,448	5.1%
Less: Net Income Attributable to Non-controlling Interest	(35)	(0.1)%	(33)	(0.1)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$303	1.3%	$1,415	5.0%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 99.7% of our total revenues for the three months ended July 31, 2018 and 2017.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 0.3% of our consolidated revenues for the three months ended July 31, 2018 and 2017.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$20,030	76.3%
Distillers' grains sales	5,097	19.4%
Corn oil sales	917	3.5%
Corn syrup sales	118	0.5%
Agrinatural revenues (net of intercompany eliminations)	91	0.3%
Total Revenues	$26,253	100.0%

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

Our total consolidated revenues decreased by approximately 8.0% for the three months ended July 31, 2018, as compared to the three months ended July 31, 2017, due to decreases in the average price received and volumes sold of our ethanol and corn oil, which was partially offset by an increase the average price received for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,647	$1.28	16,676	$1.37
Distillers' grains (tons)	42	$121.44	42	$93.86
Corn oil (pounds)	3,933	$0.23	5,188	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 12.5% for the three months ended July 31, 2018, compared to the same period of 2017 due to an approximately 6.7% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2017, coupled with an approximately 6.2% decrease in the volume of ethanol sold from period to period.  The decrease in ethanol prices due to increased production industry-wide which resulted in higher inventories.  Additionally, ongoing concerns related to recent trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

We sold fewer gallons of ethanol during three months ended July 31, 2018 as compared to the same period of 2017 primarily due to lower production in the 2018 period. In addition, the amount of ethanol we produced per bushel of corn we ground was slightly less for the three months ended July 31, 2018 compared to the same period of 2017, which negatively impacted our profitability.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2018, we had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2018 valued at approximately $11.7 million.  Separately, ethanol derivative instruments resulted in a loss of approximately $143,000 for the three months ended July 31, 2018. In comparison, we had a gain on ethanol derivative instruments of approximately $32,000 for the three months ended July 31, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 28.2% for the three months ended July 31, 2018 compared to the same period of 2017.  This increase was due to an approximately 29.4% increase in the average price per ton we received for our distillers’ grains for the three months ended July 31, 2018 compared to the same period of 2017, offset by a slight 0.9% decrease in the volumes of distillers’ grains sold from period to period.    We sold fewer tons of distillers’ grains in the three months ended July 31, 2018 as compared to the same period in 2017 due to overall decreased production at the ethanol plant and an increase in the amount of wet distillers’ grains produced at the plant.  The increase in the market price of distillers’ grains is due to a stronger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam and Argentina.

At July 31, 2018, we had forward distillers’ grains sales contracts valued at approximately $2.5 million for various delivery periods through August 2018.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 37.5% for the three months ended July 31, 2018 compared to the same period of 2017, due to an approximately 24.2% decrease in pounds sold, coupled with a decrease of approximately 17.6% in the average price per pound we received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended July 31, 2018 as compared to the same period in 2017 due to reduced ethanol production and decreased oil extraction rates per bushel of corn for the three months ended July 31, 2018 compared to the same period of 2017.  Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices to lower prices for soybean oil, which may be substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to negatively impact corn oil prices.

At July 31, 2018, we had forward corn oil sales contracts valued at $775,000 at for various delivery periods through December 2018.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 4.3% for the three months ended July 31, 2018, compared to the three months ended July 31, 2017. However, as a percentage of revenues, our cost of goods sold increased to approximately 95.8% for the three months ended July 31, 2018 compared to 92.1% for the same period of 2017.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2018 and 2017 was approximately $1.45 and $1.42 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018:

	Three Months Ended July 31, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$18,515	73.6%
Natural gas costs	1,467	5.8%
All other components of costs of goods sold	5,179	20.6%
Total Cost of Goods Sold	$25,161	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 6.3% less for the three months ended July 31, 2018 compared to the same period of 2017.  The decrease resulted from an approximately 6.3% decrease in the number of bushels of corn processed, which was partially offset by an approximately 2.5% increase in the average price per bushel paid for corn from period to period.  Management attributes the increase in corn prices to poor weather during the early part of the growing season which led to concerns regarding the size and quality of the corn crop for 2018. Management anticipates that corn prices will remain higher and may continue to increase depending on the actual number of bushels of corn harvested in the fall of 2018.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2018 compared to the same period of 2017 was approximately $0.12 lower than the corn-ethanol price spread we experienced for same period of 2017.

From time to time we enter into forward purchase contracts for our commodity purchases and sales.  At July 31, 2018 we had had approximately 4.2 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through June 2019.

Our corn derivative positions resulted in gains of approximately $917,000 and $233,000 for the three months ended July 31, 2018 and 2017, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 6.9% for the three months ended July 31, 2018 compared to the same period of 2017.  Management attributes this decrease in cost of natural gas from period to period to decreased natural gas consumption, partially offset by higher natural gas prices during the three months ended July 31, 2018.

We had no gain or loss on natural gas derivative instruments for the three months ended July 31, 2018 and 2017.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended July 31, 2018 decreased approximately 1.8% compared to the three months ended July 31, 2017.  This decrease is due primarily to increased professional and outside consulting fees related to permitting activities during the 2017 period.  Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

Our income from operations for the three months ended July 31, 2018 decreased by approximately $1.1 million compared to the same period of 2017.  This decrease resulted largely from declines in prices for our ethanol and corn oil as well reduced production during the 2018 period.

Other Expense, Net

We had net other expense of approximately $35,000 during the three months ended July 31, 2018 compared to net other expense of approximately $71,000 for the same period of 2017.  We had less other expense the three months ended July 31, 2018 compared to the same period 2017 due to decreased interest expense as a result of fewer borrowings under our credit facilities during the 2018 period.

Results of Operations for the Nine months ended July 31, 2018 and 2017

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2018 and 2017 (amounts in thousands).

	Nine Months Ended July 31,
	2018		2017
Statement of Operations Data	(unaudited)%		(unaudited)%
Revenues	$84,106	100.0%	$81,923	100.0%
Cost of Goods Sold	79,305	94.3%	74,407	90.8%
Gross Profit	4,801	5.7%	7,516	9.2%
Operating Expenses	(2,426)	(2.9)%	(2,349)	(2.9)%
Operating Income	2,375	2.8%	5,167	6.3%
Other Income, net	297	0.4%	273	0.3%
Net Income	2,672	3.2%	5,440	6.6%
Less: Net Income Attributable to Non-controlling Interest	(236)	(0.3)%	(174)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$2,436	2.9%	$5,266	6.4%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup, represented approximately 98.6% and 99.0% of our total consolidated revenues for the nine months ended July 31, 2018 and 2017, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented 1.4% and 1.0% of our consolidated revenues for the nine months ended July 31, 2018 and 2017, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2018:

	Nine Months Ended July 31, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$63,660	75.7%
Distillers' grains sales	15,650	18.6%
Corn oil sales	3,173	3.8%
Corn syrup sales	423	0.5%
Agrinatural revenues (net of intercompany eliminations)	1,200	1.4%
Total Revenues	$84,106	100.0%

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

Our total consolidated revenues increased by approximately 2.7% for the nine months ended July 31, 2018, as compared to the same period of 2017, due to an increase the average price received for our distillers’ grains and increased sales of our products, which was partially offset by decreases the average price received for our ethanol and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2018 and 2017:

	Nine Months Ended July 31, 2018		Nine Months Ended July 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	50,905	$1.25	47,606	$1.38
Distillers' grains (tons)	124	$126.71	119	$94.86
Corn oil (pounds)	13,179	$0.24	12,791	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 3.3% for the nine months ended July 31, 2018 compared to the same period of 2017 due primarily to an approximately 9.6% decrease average price per gallon we received for our ethanol during the 2018 period, which was partially mitigated by an approximately 6.9% increase in the volume sold due to increased production from period to period.  The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $54,000 during the nine months ended July 31, 2018.  In comparison, we had a loss on ethanol derivative instruments of approximately $239,000 during the nine months ended July 31, 2017.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 38.2% for the nine months ended July 31, 2018 compared to the same period of 2017.  This increase is due to an approximately 33.6% higher average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a stronger domestic market due to increases in prices of soybean meal and increased export demand. We also produced and sold approximately 3.4% more tons of distillers’ grains during the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017 due to increased ethanol production in the 2018 period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 10.1% for the nine months ended July 31, 2018 compared to the nine months ended July 31, 2017 due to an approximately 12.7% decrease in the average price per pound we received for our corn oil, which was partially offset by an approximately 3.0% increase in pounds sold from period to period. The increase in volume sold for the nine months ended July 31, 2018 compared to the same period of 2017 is attributable to increased ethanol production and improved corn oil yield during the nine months ended July 31, 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 6.6% for the nine months ended July 31, 2018, as compared to the nine months ended July 31, 2017.  As a percentage of revenues, our cost of goods sold also increased to approximately 94.3% for the nine months ended July 31, 2018, as compared to approximately 90.8% for the same period in 2017 due to a narrowing margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2018 and 2017 was approximately $1.40 and $1.41 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2018:

	Nine Months Ended July 31, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$57,478	72.5%
Natural gas costs	5,057	6.4%
All other components of costs of goods sold	16,770	21.1%
Total Cost of Goods Sold	$79,305	100.0%

The following table shows the costs of corn, natural gas, and all other components of cost of goods sold and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2017:

	Nine Months Ended July 31, 2017
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$54,304	73.0%
Natural gas costs	4,970	6.7%
All other components of costs of goods sold	15,133	20.3%
Total Cost of Goods Sold	$74,407	100.0%

Corn

Our cost of goods sold related to corn was approximately 4.9% more for the nine months ended July 31, 2018 compared to the same period of 2017, due primarily to an approximately 3.7% increase in the number of bushels of corn processed, coupled with an approximate 1.2% increase in the average price per bushel paid for corn from period to period.  For the nine months ended July 31, 2018 and 2017, we processed approximately 17.4 million and 16.8 million bushels of corn, respectively.

We consumed more bushels of corn during the nine months ended July 31, 2018 compared to the same period of 2017 due to increased production at the ethanol plant. Management anticipates steady corn consumption during the remaining quarter of our 2018 fiscal year.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2018, was approximately $0.15 lower than the corn-ethanol price spread we experienced for same period of 2017.

We had gains related to corn derivative instruments of approximately $425,000 and $646,000 for the nine months ended July 31, 2018 and 2017, respectively, which decreased our cost of goods sold.

Natural Gas

Natural gas costs increased 1.7% for the nine months ended July 31, 2018 as compared to same period of 2017. The increase in natural gas costs was primarily due to increased production for the nine months ended July 31, 2018, which was partially offset by decreased natural gas prices in the 2018 period.

Our natural gas derivative positions resulted in a loss of approximately $2,000 during the nine months ended July 31, 2018, which increased our cost of goods sold. Comparatively, we had no gain or loss on natural gas derivative instruments during the nine months ended July 31, 2017.

Operating Expenses

Operating expenses for the nine months ended July 31, 2018 increased 3.3% compared to the nine months ended July 31, 2017.  This increase is due primarily to increased professional and outside consulting fees during the 2018 period.  However, as a percentage of total revenues, operating expenses were unchanged at 2.9% for the nine months ended July 31, 2018 and 2017.

Operating Income

Our income from operations for the nine months ended July 31, 2018 was approximately $2.8 million less compared to the same period of 2017.  This decrease resulted largely from increased prices for our corn relative to the price of ethanol and narrowed operating margin.

Other Income, Net

We had net other income of approximately $297,000 and $273,000 during the nine months ended July 31, 2018 and 2017, respectively.  We had more other income due to less interest expense and increased interest income during the 2018 period.

Changes in Financial Condition at July 31, 2018 and October 31, 2017

The following table highlights our financial condition at July 31, 2018 and October 31, 2017 (amounts in thousands):

	July 31, 2018	October 31, 2017
	(unaudited)
Current Assets	$14,594	$21,562
Total Assets	$60,390	$68,873
Current Liabilities	$3,311	$5,646
Long-Term Debt, less current portion	$796	$966
Members' Equity attributable to Heron Lake BioEnergy, LLC	$54,635	$60,768
Non-Controlling Interest	$1,648	$1,493

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $4.5 million at July 31, 2018 compared to October 31, 2017.  The decrease in cash was due primarily to payment of distributions to members in January 2018.  Additionally, we had decreases in accounts receivable of approximately $2.3 million and inventory of approximately $548,000 at July 31, 2018 compared to October 31, 2017. Offsetting these decreases was an increase in restricted cash of approximately $24,000, the value of our commodity derivative instruments of approximately $145,000, and prepaid expenses of approximately $187,000 at July 31, 2018 compared to October 31, 2017.  Also contributing to the decrease in total assets was an approximately $1.5 million decrease in property and equipment primarily due to depreciation expense during the 2018 period.

Our current liabilities decreased approximately $2.3 million at July 31, 2018 compared to October 31, 2017, due to decreases of approximately $2.1 million in accounts payable, approximately $125,000 in accrued expenses, and approximately $110,000 in the current maturities of long-term debt. Our accounts payable were less at July 31, 2018 compared to October 31, 2017 due to the timing of payments to vendors and lower corn prices during the nine months ended July 31, 2018.

Our long-term debt decreased approximately $170,000 at July 31, 2018 compared to October 31, 2017.  The decrease is due to assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $6.1 million at July 31, 2018 compared to October 31, 2017.  The decrease was related to the distribution to our members of approximately $8.6 million during January 2018, offset by our approximately $2.4 million of net income attributable to HLBE during the nine months ended July 31, 2018.

Non-controlling interest totaled approximately $1.6 million and $1.5 million at July 31, 2018 and October 31, 2017.  This is directly related to recognition of the 27% non-controlling interest in Agrinatural at July 31, 2018 and October 31, 2017.

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

Cash Flows

The following table summarizes our sources and uses of cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2018	2017
	(unaudited)	(unaudited)
Net cash provided by operating activities	$5,727	$9,535
Net cash used in investing activities	$(1,258)	$(923)
Net cash used in financing activities	$(8,929)	$(2,192)
Net increase (decrease) in cash	$(4,460)	$6,420

Operating Cash Flows

During the nine months ended July 31, 2018, we generated less cash from operating activities compared to the same period of 2017 primarily due lower net income in the 2018 period.  Additionally, changes in various working capital components, including accounts receivable, inventory, and accounts payable, also contributed to the decrease in cash provided during the 2018 period.

Investing Cash Flows

We used more cash for investing activities for the nine months ended July 31, 2018 compared to the same period of 2017 due to an increase in capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment.

Financing Cash Flows

During the nine months ended July 31, 2018, we used cash to make payments of approximately $280,000 on our long-term debt, make payments of approximately $8.6 million in distributions to our unit holders, and approximately $81,000 in distributions to non-controlling interests.  Comparatively, during the same period of 2017, we used cash to make payments of approximately $325,000 on our long-term debt and made payments of approximately $1.9 million on checks in excess of bank balance.

Indebtedness

Compeer Credit Facility

We have a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FCLA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.  This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.   In exchange for the loans, we granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 6 - Debt Financing for additional details. As of July 31, 2018, there were no amounts outstanding under our credit facility with Compeer and the aggregate principal amount available to the Company for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

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

As of July 31, 2018, the Company was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility.  If we fail to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

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

There was a total of approximately $1.1 million in outstanding water revenue bonds at July 31, 2018.  We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

Loans to Agrinatural

Original Agrinatural Credit Facility

In July 2014, the Company extended a five-year term loan to Agrinatural in the aggregate principal amount of approximately $3.06 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

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

The balance of this loan was approximately $1.6 million at July 31, 2018 and $2.0 million at October 31, 2017.

Additional Agrinatural Credit Facility

In March 2015, the Company made a four-year term loan in the principal amount of $3.5 million to Agrinatural (the “Additional Agrinatural Credit Facility”). Under the terms of the Additional Agrinatural Credit Facility, for each of calendar years, 2017, 2018 and 2019, Agrinatural may not, without consent of the Company, proceed with and pay for capital expenditures in an amount in excess of $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.  Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

Interest on the Additional Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan is due and payable in full on May 1, 2019.

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

The balance of this loan was approximately $2.1 million at July 31, 2018 and $2.5 million at October 31, 2017.

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

At July 31, 2018, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of July 31, 2018, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of July 31, 2018, we had price protection in place for approximately 14% of our anticipated corn for the next 12 months and approximately 3%, 7%, and 20% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2018.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	July 31, 2018	Change to Income
Ethanol	50,100,000	Gallons	10.0%	$6,500,000
Corn	18,500,000	Bushels	10.0%	$6,200,000
Natural Gas	1,700,000	MMBTU	10.0%	$620,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as July 31, 2018.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2017, as supplemented by the risk factors disclosed in Item 1A of our Form 10-Q for the three months ended January 31, 2018 and April 30, 2018.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing, and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers, and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected.

A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address, and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses, or subject us to litigation or other costs or penalties.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2018 and October 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2018 and 2017; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017; and (iv) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2018	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 14, 2018	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer