Form 10-K
period 2018-10-31
Heron Lake BioEnergy, LLC
filed 2019-01-29
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, the aggregate market value of the 32,199,012 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was approximately $9,659,704.  The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of April 30, 2018, all of the 15,000,000 Class B units were held by an affiliate of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 29,  2019, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Members are incorporated by reference into Part III.

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

In July 2013, Granite Falls Energy, LLC (“Granite Falls” or “GFE”) acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of January 29, 2019, GFE owns approximately 31.4% of our outstanding Class A membership units and 100.0% of our outstanding Class B Units, for total ownership of approximately 50.7%.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

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

In fiscal years 2018, 2017, and 2016,  we sold approximately 66.9 million gallons, 64.0 million gallons, and 61.4 million gallons of ethanol, respectively.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.2%, 2.7%, and 2.5% of our total consolidated revenues in the years ended October 31, 2018, 2017,  and 2016, respectively.  After accounting for intercompany eliminations for fees paid by the Company to Agrinatural for natural gas transportation services pursuant to our natural gas transportation agreement, Agrinatural’s revenues represented 1.5%, 1.1%, and 0.9% of our consolidated revenues for the fiscal years ended October 31, 2018, 2017, and 2016, respectively, and have little to no impact on the overall performance of the Company.

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

Ethanol Production Segment

Revenues from our ethanol production segment have represented 98.5%, 98.9%, and 99.1% of our revenues in the years ended October 31, 2018, 2017, and 2016, respectively.

Principal Products

The principal products from our ethanol production are fuel-grade ethanol, distillers’ grains, non-edible corn oil and miscellaneous sales of distillers’ syrup, a by-product of the ethanol production process.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2018.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	75.7%	80.3%	78.6%
Distillers' Grains	18.5%	13.6%	15.5%
Corn Oil	3.7%	4.5%	4.4%
Misc. Syrup Sales	0.6%	0.5%	0.6%

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. In addition, as domestic production of ethanol continues to expand, we anticipate increased international sales. Over our past fiscal year, exports of ethanol have increased, with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, China, Netherlands, South Korea, and Philippines have also been top destinations.   However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S. can also negatively impact domestic export demand.

Although exports to China substantially increased during 2016 over 2015,  China imported comparatively negligible volumes during both 2017 and 2018.  This reduction is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to 70% as of July 6, 2018.  Notably, on September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. It is unclear whether China will be able to meet the 10% target without importing US ethanol. However, there is no assurance the recently issued joint plan will lead to increased imports of US ethanol.

During 2017, Brazil also adopted import quotas on imported ethanol, which negatively impacted U.S. exports to Brazil.  The import quota imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff is valid for two years, which means that it is due to expire in September 2019.  U.S. exports to Brazil have remained steady from our 2017 fiscal year to our 2018 fiscal year. However, this tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows.  According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2018 were approximately 7.7% higher than distiller’s grains exports for the same period last year. Top export markets include Mexico, the European Union, Vietnam, Thailand, and South Korea.

 Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, China issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  Exports to China within the last year have grown markedly but are still substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to Chinese will resume.

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

The term of our agreement with Eco-Energy expires on December 31, 2019.  However, the agreement provides for automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of the then-current term.

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

The price and availability of corn is subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, yields, domestic and global stocks, weather, federal policy and foreign trade. With the volatility of the weather and commodity markets, we cannot predict the future price of corn. Historically, ethanol prices have tended to correlate with corn prices, as well as wholesale gasoline prices; with demand for and the price of ethanol increasing as supplies of petroleum decreased or appeared to be threatened, crude oil prices increased and wholesale gasoline prices increased. However, the prices of both ethanol and corn do not always follow historical trends.

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol, although we do see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were lower during fiscal year 2018 compared to fiscal year 2017.  Ethanol prices were lower during the fiscal year ended October 31, 2018 due to increased ethanol output and excess supply.  Management expects additional volatility for the price of ethanol in 2019.  Ethanol supply is projected to level out in 2019, and demand is expected to increase in 2019. However, there is no guarantee that either of these patterns will occur.  Due to low ethanol and feedstock prices, exports grew in 2018 and are projected to continue to grow in 2019.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2018, while ethanol as a percentage of the fuel supply remained steady. Ethanol consumption is projected to increase slightly in 2019; however, there is no guarantee that this projection will be accurate.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas.  Our ethanol plant also requires significant and uninterrupted amounts of electricity and water.  We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Procurement

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 71.8%, 72.9%, and 74.4% of our cost of sales for the years ended October 31, 2018,  2017,  and 2016, respectively.  At our current production rate of approximately 65 million gallons of ethanol per year, we need to consume approximately 22.5 million bushels of corn per year for our dry mill ethanol process.  We believe our facility has sufficient corn storage capacity, with the capability to store approximately 8 days of corn supply.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were lower during the first quarter of our 2018 fiscal year as a result of several consecutive years of favorable corn crops. Corn prices were higher during the second, third, and fourth quarters of our 2018 fiscal year due to strong demand and potential weather threats. If we experience a drought or other unfavorable weather condition during our 2019 fiscal year, the price we pay for corn and the availability of corn near our plant could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs.

Natural Gas Procurement

The primary source of energy in our manufacturing process is natural gas.  The cost of natural gas represented approximately 6.4%, 6.7%, and 5.6% of our cost of sales for the years ended October 31, 2018, 2017, and 2016, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plant at capacity during our 2019 fiscal year or beyond.  We have a facilities agreement with Northern Border Pipeline Company, which allows us to access an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We also have entered into a firm natural gas transportation agreement with our majority owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term ending on October 31, 2021, with one automatic renewal option to extend the term an additional five years.

We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC.  We buy all of our natural gas from Constellation and this agreement runs until March 31, 2022.

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

Electricity

Our plant requires a continuous supply of electricity. We have an agreement in place to supply electricity to our plant. Our plant obtains its electricity from Federal Rural Electric. We do not anticipate any problems securing the electricity that we require to continue to operate our plant at capacity during our 2019 fiscal year or beyond.

Water

Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota. We do not anticipate any problems securing the water that we require to continue to operate our plant at capacity during our 2019 fiscal year or beyond.

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

Competition

Ethanol Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (the “RFA”), as of November 15, 2018, there are approximately 217 biorefineries with a total nameplate capacity of approximately 16.5 billion gallons of ethanol per year, with an additional eight plants under expansion or construction with capacity to produce an additional 258 million gallons.  However, the RFA estimates that approximately 3.2% of the ethanol production capacity in the U.S. was not operating as of November 15, 2018.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Archer Daniels Midland	1,716
POET Biorefining	1,711
Green Plains, Inc.	1,408
Valero Renewable Fuels	1,400
Flint Hills Resources LP	840
Updated: November 15, 2018 Renewable Fuels Association

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

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, as of November 15, 2018, Minnesota  is one of the top producers of ethanol in the U.S. with 22 ethanol plants producing an aggregate of approximately 1.3 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022.  On November 30, 2017, the EPA announced the final rule for 2018 RVOs, which was set at 15.0 billion gallons for corn-based ethanol.  This rule is set at 100% of the original conventional biofuel requirement of 15.0 billion gallons, and is considered a favorable outcome by the industry. The 2018 final rule also set advanced biofuels at 4.29 billion gallons, for overall RVOs of 19.29 billion gallons for 2018.

On November 30, 2018, the EPA announced the final 2019 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, for overall RVOs of 19.92 billion gallons for 2019.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable	Cellulosic	Biodiesel	Advanced Biofuel	Ethanol That Can Be Used to
Year	RVO Source	Fuel RVO	Ethanol RVO	RVO	RVO	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	-	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	-	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	-	13.00	15.00
	EPA Final Rule(3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	-	15.00	15.00
2021	RFS Statute	33.00	13.50	-	18.00	15.00
2022	RFS Statute	36.00	16.00	-	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

(3)Final EPA RFS RVOs for 2019 issued November 2018.

Current ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2017, 2018, and 2019. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. However, in October 2018, President Trump directed the EPA to promulgate a regulation making E15 available year-round. The Office of Management and Budget expects that the EPA will release a proposed rule in February 2019, with the final rule scheduled to be issued in May 2019. Notably, much of the EPA’s staff was subject to furlough due to a partial government shutdown in January 2019. It is also important to note that the oil industry is expected to challenge this rulemaking. As a result, there is no guarantee that the year-round E15 rule will be finalized pursuant to the proposed timeline, nor is there a guarantee that the rule will ever be finalized.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. Waivers granted in 2016 and 2017 effectively lowered the RVOs by at least 1.6 billion gallons, according to the Renewable Fuels Association. On December 20, 2018, the EPA released data on the number of waivers filed, which indicated that, as of December 18, 2018, 22 petitions for waivers for the 2018 compliance year have been received. For the 2017 compliance year, 37 petitions have been received. To date, the EPA has approved 29 of those petitions, with 7 currently pending and 1 declared ineligible or withdrawn. The 29 approved petitions have exempted approximately 1.46 billion RINs, which is approximately 13.62 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2018 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

For the fiscal year ended October 31, 2017, we incurred costs and expenses of approximately $265,000 complying with environmental laws, including civil penalties for non-compliance.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. For the fiscal year ended October 31, 2018, we incurred costs and expenses of approximately $133,000 complying with environmental laws.

On January 13, 2015, we submitted an efficient producer petition to the EPA which was approved by the EPA on March 12, 2015.  In the approval determination, the EPA’s analysis indicated that we achieved at least a 20.1% reduction in greenhouse gas (“GHG”) emissions for their non-grandfathered volumes compared to the baseline lifecycle GHG emissions. Pursuant to the award approval, we are only authorized to generate RINs for our plant’s non-grandfathered volumes if we can demonstrate that all ethanol produced at the plant during an averaging period (defined as the prior 365 days or the number of days since the date of the EPA efficient producer pathway approval) meets the

20% GHG reduction requirement. To make this demonstration, we must comply with the compliance plan we developed and keep certain records as specified in the EPA’s approval.  Additionally, we must register with the EPA as a renewable fuel producer for the non-grandfathered volumes.  Although we believe we will be able to maintain continuous compliance with the 20% reduction in GHG emissions requirement, there is no guarantee that we will do so.  If we do not maintain continuous compliance with the 20% reduction in GHG emissions requirement, we will not be able issue RINs for the non-grandfathered volumes of ethanol produced at our plant.  As a result, we may be forced to rely on export sales for these non-grandfathered volumes of ethanol, which could adversely affect our operating margins, which, in turn could adversely affect our results of operations, cash flows and financial condition.

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

Agrinatural is governed by a 7-member board of managers.  Under Agrinatural’s operating agreement, we have the right to appoint 4 of the 7 managers and RES has the right to appoint 3 managers. Mychael Swan, the principal of SEI and largest owner of RES, serves as the Chairman of the Agrinatural board of managers.

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

Agrinatural has a management and operating agreement with SEI, whereby SEI provides Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement. For the fiscal year ended October 31, 2018, the Company paid SEI approximately $38,000 of monthly base fees and approximately $161,000 of variable customer management fees.

Agrinatural also has a project management agreement with SEI, whereby SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s  board of managers, excluding capitalized marketing costs. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement. For the fiscal year ended October 31, 2018, the Company paid SEI approximately $77,000 for project management and capital work fees.

The Company has two intercompany credit facilities with Agrinatural: a July 2014 credit facility (the “Original Credit Facility”) and a March 2015 credit facility (the “Additional Credit Facility”). Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.

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

Assets from our natural gas pipeline segment have represented 20.1%, 18.1%, and 19.9% of our consolidated total assets in the years ended October 31, 2018, 2017, and 2016, respectively.  Agrinatural’s assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.

Agrinatural’s revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural.  Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.2%, 2.7%, and 2.5% of our total consolidated revenues in the years ended October 31, 2018, 2017, and 2016, respectively.  After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural’s revenues represented 1.5%,

1.1%, and 0.9% of our consolidated revenues for the fiscal years ended October 31, 2018, 2017, and 2016, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S., including those of Agrinatural, our majority owned subsidiary.  All of the products sold to our customers for the fiscal years ended October 31, 2018, 2017, and 2016 were produced in the U.S. and all of our long-lived assets are domiciled in the U.S.

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

Management expects additional volatility for the price of ethanol in 2019.  Ethanol supply is expected to level out or increase in 2019, and demand is expected to increase in 2019, which may lead to market imbalances.  Due to low ethanol and feedstock prices, exports grew in 2018 and are projected to continue to grow in 2019.  This is positive for the ethanol industry, but does introduce additional risk as international demand is more volatile than domestic demand.  U.S. gas demand was flat year over year in 2018, while ethanol as a percentage of the fuel supply remained steady.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was supported during our 2018 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the U.S. and increased global demand for ethanol.  However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs currently in effect, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland, POET Biorefining, Cargill, Inc., Valero Energy Corporation, have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Part of our management team is provided by Granite Falls Energy pursuant to the management services agreement.  The management services agreement provides that it can be terminated on thirty days’ notice in certain circumstances. If the management services agreement is terminated or one or more of our employees terminate their employment, either with us or Granite Falls Energy, we may not be able to replace these individuals.  Any loss of these managers or key employees may prevent us from operating the ethanol plant efficiently and comply with our other obligations.

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

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could have a material adverse effect on our operations and result in financial losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

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

We have a concentration of credit risk because we sell our primary product, ethanol, and its co-products, distillers’ grains and corn oil to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 98.3%, 99.5%, and 98.3% of revenue for the years ended October 31, 2018, 2017, and 2016, respectively, and approximately 95.6% and 98.1% of the outstanding accounts receivable balance at October 31, 2018 and 2017, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.

Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be widespread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles.  If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. On November 30, 2018, the EPA announced final RVO requirements for the RFS for calendar year 2019. The corn-based biofuel requirement of 15.0 billion gallons equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 19.92 billion gallons for 2019, more than 20% below the overall statutory level of 26 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.  The 2018 standard was also more than 20% below the overall statutory level.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance. Current ethanol production capacity exceeds the 2018 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

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

In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to current federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. However, in October 2018, President Trump directed the EPA to promulgate a regulation making E15 available year-round. The Office of Management and Budget expects that the EPA will release a proposed rule in February 2019, with the final rule scheduled to be issued in May 2019. Notably, much of the EPA’s staff was subject to furlough due to a partial government shutdown during January 2019. It is also important to note that the oil industry is expected to challenge this rulemaking. As a result, there is no guarantee that the year-round E15 rule will be finalized pursuant to the proposed timeline, nor is there a guarantee that the rule will ever be finalized.

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

Risks Related to the Units

Granite Falls Energy owns a large percentage of our units, which allows it to control or heavily influence matters requiring member approval, and has additional board rights under our member control agreement.

As of January 29, 2019, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.7% of our outstanding units.  As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

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

Distributions of our net cash flow may be made at the sole discretion of our board of governors, subject to the provisions of the Minnesota Limited Liability Company Act, our member control agreement and restrictions imposed by Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under our credit facility. Our credit facility with Compeer currently limits our ability to make distributions to our members. If our financial performance and loan covenants permit, we expect to make cash distributions at times and in amounts that will permit our members to make income tax payments, along with distributions in excess of these amounts. However, our board may elect to retain cash for operating purposes, debt retirement, plant improvements or expansion. Although we have declared distributions that were paid to members in January 2016 and 2018, there is no guarantee that we will be in a financial position to pay distributions in the future, that the terms of our credit facility will allow us to make distributions to our members, or that distributions, if any, will be at times or in amounts to permit our members to make income tax payments. Consequently, members may receive little or no return on their investment in the units.

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

Although we expect that a number of our members may qualify for the Qualified Business Income Deduction (“QBID”), you may not qualify for the QBID.

Your ownership of our units may qualify you for the QBID. Pursuant to the Tax Cuts and Jobs Act of 2017, the QBID allows for a deduction of up to 20% of the qualified business income (“QBI”) of an owner of a pass-through entity. QBI generally includes the net amount of qualified income, gain, deduction, and loss from a domestic trade or business in which the taxpayer is an owner. The calculation of the QBID depends on a variety of factors, with the most significant factor being the taxpayer’s taxable income. For married persons filing jointly with taxable income equal to or less than the threshold amount, which is subject to adjustment for inflation, of $315,000 ($157,500 for taxpayers filing single), a taxpayer’s QBID is the lesser of: (1) 20% of the taxpayer’s QBI, or (2) 20% of the taxpayer’s taxable income less their net capital gains. For married persons filing jointly with taxable income exceeding the above-referenced threshold amounts, the QBID is subject to further limitations, such as limitations based on the amount of W-2 wages paid with respect to that entity or business, the unadjusted basis of qualified property in the business, and the type of trade or business. Because the impact of this deduction is dependent upon your particular tax situation, you should consult your own tax advisor as to your eligibility for the QBID. There is no guarantee that you will qualify for the QBID.

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

Our majority owned subsidiary, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.  Agrinatural’s  assets have represented 20.1%, 18.1%, and 19.9% of our consolidated total assets in the years ended October 31, 2018, 2017, and 2016, respectively.  All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

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

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2017 1st	$ 0.85	$ 0.85	15,250
2017 2nd	$ 0.85	$ 1.00	87,875
2017 3rd	$ 0.85	$ 1.00	32,500
2017 4th	$ 0.85	$ 0.85	26,250
2018 1st	N/A	N/A	—
2018 2nd	$ 0.80	$ 0.85	164,750
2018 3rd	$ 0.80	$ 0.85	111,000
2018 4th	$ 0.77	$ 0.80	48,438

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our Class A or Class B units during fiscal 2018.

Holders of Record

As of January 29, 2019, there were 62,932,107 Class A units outstanding held of record by 1,190 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding.  The determination of the number of members is based upon the number of record holders of the units as reflected in the Company’s internal unit records.

As of January 29, 2019, Granite Falls Energy, LLC owns an approximately 50.7% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE is a related party by virtue of its ownership interest in us.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2018, and January 29, 2019, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

On December 21, 2017, our board of governors declared a distribution of $0.11 per membership unit for a total of approximately $8.6 million to be paid to members of record as of December 21, 2017. The distribution was paid on January 29, 2018.

No additional distributions were either declared or paid in 2018.

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal year 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2013. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the consolidated balance sheets as of October 31, 2018 and 2017 and the consolidated statements of operations data for the years ended October 31, 2018, 2017, and 2016 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2016, 2015 and 2014 and the consolidated statements of operations data for the years ended October 31, 2015 and 2014 were derived from audited consolidated financial statements filed previously. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands, except per unit data and unless context otherwise requires).

	For the Fiscal Years Ended October, 31,
Statement of Operations	2018	2017	2016	2015	2014
Revenues	$108,472	$109,918	$109,606	$115,660	$149,418
Cost of Goods Sold	104,380	99,488	101,112	105,248	120,569
Gross Profit	4,092	10,430	8,494	10,412	28,849
Operating Expenses	(3,198)	(3,125)	(2,999)	(3,001)	(2,950)
Operating Income	894	7,305	5,495	7,411	25,899
Other Income (Expense)	273	211	(300)	(432)	(1,571)
Net Income	1,167	7,516	5,195	6,979	24,328
Less: Net Income Attributable to Noncontrolling Interest	(312)	(248)	(245)	(228)	(359)
Net Income Attributable to Heron Lake BioEnergy, LLC	$855	$7,268	$4,950	$6,751	$23,969

Weighted Average Units Outstanding—Basic (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107	69,233,367
Net Income Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic (Class A and B)	$0.01	$0.09	$0.06	$0.09	$0.35

Weighted Average Units Outstanding - Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107	78,389,586
Net Income Per Unit Attributed to Heron Lake BioEnergy, LLC—Diluted (Class A and B)	$0.01	$0.09	$0.06	$0.09	$0.31
Distributions Per Unit (Class A and B)	$0.11	$—	$0.05	$0.12	$—

Balance Sheet Data at October 31,	2018	2017	2016	2015	2014
Current assets	$17,166	$21,562	$12,614	$12,892	$10,897
Property and equipment, net	44,150	46,567	50,376	52,985	54,368
Other assets	705	744	781	819	857
Total assets	$62,021	$68,873	$63,771	$66,696	$66,122

Current liabilities	$6,675	$5,646	$7,632	$6,456	$8,109
Long-term debt, less current portion	567	966	1,394	6,712	2,113
Members' equity attributable to Heron Lake BioEnergy, LLC	53,055	60,768	53,500	52,446	55,047
Non-controlling interest	1,724	1,493	1,245	1,082	853
Total liabilities and members' equity	$62,021	$68,873	$63,771	$66,696	$66,122

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2018.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.2%, 2.7%, and 2.5% of our total consolidated revenues in the years ended October 31, 2018, 2017, and 2016, respectively.  After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 1.5%, 1.1%, and 0.9% of our consolidated revenues for the fiscal years ended October 31, 2018, 2017, and 2016 respectively, and have little to no impact on the overall performance of the Company.

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

For the fiscal year ended October 31, 2018 compared to fiscal year ended October 31, 2017, our average price per gallon of ethanol sold decreased 10.9%. There has been an increased domestic supply of ethanol and gasoline demand has been flat. While export demand has slightly increased, the increased domestic supply of ethanol overshadows any increase in export demand.  Additionally, the increase in approved economic hardship exemptions from the RVOs has recently effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2019 will remain relatively flat and our margins will remain tight due to abundant corn supplies and relatively flat gasoline demand.

Exports of ethanol have also been increasing; however, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017 Brazil and China adopted import quotas and/or tariffs on the importation of ethanol, which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 30% tariff on U.S. fuel ethanol on January 1, 2017 (which was subsequently increased to 45% in April 2018, and then again increased to 70% in July 2018).  On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff is valid for two years, which means that it is due to expire in September 2019.  However, U.S. exports to Brazil have remained steady from our 2017 fiscal year to our 2018 fiscal year. This tariff may still have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during the first half of fiscal year 2018, becoming more volatile and trending down during the latter part of fiscal year 2018 as harvest was completed.  The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2017-18 ending corn stocks at approximately 1.8 billion bushels, and project the 2018-19 corn supply at approximately 16.8 billion bushels with corn consumption for ethanol and co-products steady at approximately 5.6 billion bushels, suggesting lower corn prices into the first half of fiscal 2019. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Distillers’ grains prices increased in 2018 over 2017, due to export demand and resource availability. Top export markets include Mexico, the European Union, Vietnam, Thailand, and South Korea. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidies on distillers’ grains imported from the U.S. which saw significant declines in exports of U.S. distillers’ grains to China. Exports to China within the last year have grown markedly but are still substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will resume at pre-tariff levels.

Management anticipates distillers’ grains prices will remain steady during our 2019 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could remain low if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2018 and 2017 (amounts in thousands):

	Year Ended October 31,
	2018		2017
Statement of Operations Data		%		%
Revenues	$108,472	100.0%	$109,918	100.0%
Cost of Goods Sold	104,380	96.2%	99,488	90.5%
Gross Profit	4,092	3.8%	10,430	9.5%
Operating Expenses	(3,198)	(2.9)%	(3,125)	(2.8)%
Operating Income	894	0.9%	7,305	6.7%
Other Income, net	273	0.3%	211	0.2%
Net Income	1,167	1.2%	7,516	6.9%
Less: Net Income Attributable to Non-controlling Interest	(312)	(0.3)%	(248)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$855	0.9%	$7,268	6.7%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2018:

	Year Ended October 31, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$82,136	75.7%
Distillers' grains sales	20,041	18.5%
Corn oil sales	4,028	3.7%
Corn syrup sales	607	0.6%
Agrinatural revenues (net of intercompany eliminations)	1,660	1.5%
Total Revenues	$108,472	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our consolidated statements of operations for the fiscal year ended October 31, 2017:

	Year Ended October 31, 2017
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$88,231	80.3%
Distillers' grains sales	15,002	13.6%
Corn oil sales	4,915	4.5%
Corn syrup sales	562	0.5%
Agrinatural revenues (net of intercompany eliminations)	1,208	1.1%
Total Revenues	$109,918	100.0%

Our total consolidated revenues decreased by approximately 1.3% for the fiscal year ended October 31, 2018, as compared to the fiscal year 2017 primarily due to decreases in the average price realized for our ethanol and corn oil which were partially mitigated by increases in average price realized for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2018 and 2017:

	Year Ended October 31, 2018		Year Ended October 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	66,889	$1.23	64,030	$1.38
Distillers' grains (tons)	160	$125.34	156	$96.44
Corn oil (pounds)	16,657	$0.24	17,755	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 6.9% for fiscal year 2018 compared to the fiscal year 2017 due primarily to an approximately 10.9% decrease in the average price per gallon we received for our ethanol, offset by an approximate 4.5% increase in the volumes sold from period to period. We sold more ethanol gallons during fiscal year 2018 as compared to fiscal year 2017 primarily due to the timing of ethanol shipments and an increase in ethanol production. Ethanol production was higher at our plant compared to the prior year due to capital improvements we are making at our plant designed to increase ethanol production and improve efficiency. We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2019 fiscal year.

The decrease in the price of ethanol was due to excess supply of ethanol, in addition to lessened demand due to the increase in the approval of small refinery hardship waivers. In addition, because ethanol prices are typically directionally consistent with changes in corn prices, lower corn prices kept the price of ethanol lower.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2018, we had fixed and basis contracts for forward ethanol sales for delivery periods through December 2018 valued at approximately $10.9 million.  Separately, ethanol derivative instruments resulted in a gain of approximately $54,000 for the fiscal year ended October 31, 2018 and a loss of approximately $219,000 for the fiscal year ended October 31, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2018 fiscal year increased approximately 33.6% compared to fiscal year 2017.  The increase in distillers’ grains revenues is primarily attributable to an approximately 30.0% increase in the average price per ton we received for our distillers’ grains from period to period, coupled with a 2.8% increase in the tons of distillers’ grains sold during fiscal year 2018 compared to fiscal year 2017.

The increase in the market price of distillers’ grains is due to higher demand, particularly from Vietnam, the European Union, Thailand, and South Korea. Management anticipates that distillers’ grains prices will remain steady during our 2019 fiscal year unless export markets shrink or otherwise discontinue growth.

We sold more tons of distillers’ grains during fiscal year 2018 as compared to 2017 due primarily to an increase in distillers’ grains yield at the plant. Management anticipates relatively stable distillers’ grains production going forward.

At October 31, 2018, we had forward distillers’ grains sales contracts to sell approximately $561,000 for various delivery periods through November 2018.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 18.0% for fiscal year 2018 compared to the fiscal year 2017.  This decrease is attributable to an approximately 12.7%  decrease in the average price we received per pound of corn oil sold, coupled with a 6.2% decrease in the number of pounds sold during fiscal year 2018 compared to fiscal year 2017.

Management attributes the decrease in corn oil prices during fiscal year 2018 to a leveling out of the increased demand from the biodiesel industry and the expansion of the RFS advanced biofuel mandate in fiscal year 2017. The RVO for advanced biofuels in EPA’s final rules for 2018 and 2019 was significantly reduced in comparison to the statutory mandate.  Additionally, if the biodiesel blenders' tax credit, which expired on December 31, 2018, is not extended, demand may continue to fall. Due to the recent uncertainty in Congress, management cannot predict whether the tax credit will be extended.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

The decrease in corn oil volume sold for fiscal year 2018 compared to 2017 is attributable to reduced oil yield.  Management expects our corn oil production will be relatively stable going forward.

At October 31, 2018, we had forward corn oil sales contracts to sell approximately $721,000 for various delivery periods through December 2018.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.9% for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017.  Cost of goods sold, as a percentage of revenues, also increased to approximately 96.2% for the fiscal year ended October 31, 2018, as compared to approximately 90.5% for the 2017 fiscal year due to a narrower margin between the price of ethanol and the price of corn.    Approximately 90% of our total costs of goods sold is attributable to ethanol production.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31,  2018:

	Year Ended October 31, 2018
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$74,887	71.7%
Natural gas costs	6,660	6.4%
All other components of costs of goods sold	22,833	21.9%
Total Cost of Goods Sold	$104,380	100.0%

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

Corn Costs

Our cost of goods sold related to corn increased approximately 3.3% for our 2018 fiscal year compared to our 2017 fiscal year, due primarily to a 2.3% increase in the number of bushels of corn processed and a 0.9% increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2018 fiscal year was approximately $0.16 less than the corn-ethanol price spread we experienced for fiscal year 2017.

The increase in our cost per bushel of corn was primarily related to higher market corn prices due to strong demand and potential weather threats.  Due to projected decreased corn stocks and strong demand, management anticipates that corn prices will remain steady during our first half of 2019 fiscal year.

For our fiscal years ended October 31, 2018 and 2017, we processed approximately 23.0 million and 22.5 million bushels of corn, respectively.  Our corn conversion efficiency decreased slightly during our 2018 fiscal year compared to 2017. Management anticipates consistent corn consumption during our 2019 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2018, we had forward corn purchase contracts for approximately 2.3 million bushels for various delivery periods through October 2019. Comparatively, at October 31, 2017, we had forward corn purchase contracts for approximately 1.8 million bushels for various delivery periods through October 2018.

Our corn derivative positions resulted in gains of approximately $1.2 million and $962,000 for the fiscal years ended October 31, 2018 and 2017, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2018 fiscal year, we experienced an increase of approximately 0.2% in our overall natural gas costs compared to our 2017 fiscal year.  During the past two fiscal years, there has been an increase in cost of natural gas, primarily as a result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production. Management also anticipates higher natural gas prices as we move through the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in a loss of approximately $1,600 for the fiscal year ended October 31, 2018, which increased cost of goods sold. Comparatively, our natural gas derivative positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes and similar costs.  Operating expenses as a percentage of revenues rose slightly to 2.9% of revenues for our fiscal year ended October 31, 2018 compared to 2.8% of revenues for our fiscal year ended October 31, 2017.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2017.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2019 fiscal year.

Operating Income

For our fiscal year ended October 31, 2018, we reported operating income of approximately $894,000 compared to operating income of approximately $7.3 million for our fiscal year ended October 31, 2017.  This decrease resulted largely from decreased prices for our ethanol, relative to the price of corn and the narrowing of margins of our ethanol production segment.

Other Income (Expense), Net

We had net other income of approximately $273,000 during fiscal year 2018 compared to net other income of approximately $211,000 for fiscal year 2017.  We had more other income during fiscal year 2018 compared to fiscal year 2017 due to patronage income and decreased interest expense as a result of fewer borrowings under our credit facilities during the 2018 fiscal year.

Results of Operations for the Fiscal Years Ended October 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2017 and 2016 (amounts in thousands):

	Year Ended October 31,
	2017		2016
Statement of Operations Data		%		%
Revenues	$109,918	100.0%	$109,606	100.0%
Cost of Goods Sold	99,488	90.5%	101,112	92.3%
Gross Profit	10,430	9.5%	8,494	7.7%
Operating Expenses	(3,125)	(2.8)%	(2,999)	(2.7)%
Operating Income	7,305	6.7%	5,495	5.0%
Other Income (Expense), net	211	0.2%	(300)	(0.3)%
Net Income	7,516	6.9%	5,195	4.7%
Less: Net Income Attributable to Non-controlling Interest	(248)	(0.2)%	(245)	(0.2)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$7,268	6.7%	$4,950	4.5%

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

Ethanol

Total revenues from sales of ethanol increased by approximately 2.4% for fiscal year 2017 compared to the fiscal year 2016 due primarily to an approximately 1.8% increase in the average price per gallon we received for our ethanol coupled with an approximately 0.6% increase in the volumes sold from period to period. We produced and sold more ethanol gallons during fiscal year 2017 as compared to fiscal year 2016 primarily due to the timing of ethanol shipments and a slight increase in ethanol production. Ethanol production was higher compared to the prior year due to capital improvements we are making at our plant designed to increase ethanol production and improve efficiencies.

Ethanol derivative instruments resulted in a loss of approximately $219,000 during the fiscal year ended October 31, 2017, which decreased our revenue.  In comparison, during the fiscal year ended October 31, 2016, we had a gain of approximately $118,000 on our ethanol derivative instruments.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2017 fiscal year were approximately 11.8%  less compared to fiscal year 2016.  The decline in distillers’ grains revenues is primarily attributable to an approximately 16.5%  decrease in the average price per ton we received for our distillers’ grains from period to period, partially offset by an approximately 5.7% increase in the tons of distillers’ grains sold during fiscal year 2017 compared to fiscal year 2016. We sold more total tons of distillers’ grains during our 2017 fiscal year compared to the same period of 2016 due to an increase in distillers’ grains yield at the plant.

Corn Oil

Total revenues from sales of corn oil increased by approximately 2.8% for fiscal year 2017 compared to the fiscal year 2016.  This increase was attributable to an approximately 5.9% increase in the average price we received per pound of corn oil sold, offset by a 2.9% decrease in the number of pounds sold during fiscal year 2017 compared to fiscal year 2016.

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

Corn Costs

Our cost of goods sold related to corn decreased approximately 2.6% for our 2017 fiscal year compared to our 2016 fiscal year.  This decrease was due primarily to a  decrease of 4.1% in the average price per bushel paid for corn from period to period, offset by a 1.6% increase in the number of bushels of corn processed. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2017 fiscal year was approximately $0.07 more than the corn-ethanol price spread we experienced for our 2016 fiscal year.    The decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies by the strong corn harvest in the fall of 2016, resulting in a sufficient local supply of corn to the market and relatively lower corn demand.

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

Natural Gas Costs

For our 2017 fiscal year, we experienced an increase of approximately 18.0 % in our overall natural gas costs compared to our 2016 fiscal year.  The increase in cost of natural gas from period to period was primarily the result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand and lower production which used up natural gas stocks that built up in 2015.

Our natural gas derivative positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold. Comparatively, our natural gas derivate positions resulted in a gain of approximately $22,000 for the fiscal year ended October 31, 2016, which decreased cost of goods sold.

Operating Expense

Operating expenses as a percentage of revenues rose slightly to 2.8% of revenues for our fiscal year ended October 31, 2017 compared to 2.7% of revenues for our fiscal year ended October 31, 2016.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2016.

Operating Income

For our fiscal year ended October 31, 2017, we reported operating income of approximately $7.3 million and for our fiscal year ended October 31, 2016, we had operating income of approximately $5.5 million.  This increase resulted largely from increased prices for our ethanol relative to the price of corn and improved operating margin.

Other Income (Expense), Net

We had net other income for our fiscal year ended October 31, 2017 of approximately $211,000 compared to other expense, net of approximately $300,000 for our fiscal year ended October 31, 2016.  This decrease in other expenses is due to patronage income and decreased interest expense during our fiscal year ended October 31, 2017 compared to the same period of 2016 as a result of fewer borrowings under our credit facilities during the 2017 fiscal year.

Changes in Financial Condition at October 31, 2018 and 2017

The following table highlights the changes in our financial condition from our audited consolidated balance sheet for the periods presented (amounts in thousands):

	October 31, 2018	October 31, 2017
Current Assets	$17,166	$21,562
Total Assets	$62,021	$68,873
Current Liabilities	$6,675	$5,646
Long-Term Debt, less current portion	$567	$966
Members' Equity attributable to Heron Lake BioEnergy, LLC	$53,055	$60,768
Non-Controlling Interest	$1,724	$1,493

The $6.9 million decrease in total assets is due to a $4.2 million decrease in current assets, which is primarily attributable to decreases in cash on hand of approximately $4.0 million and inventory of approximately $666,000 at October 31, 2018 compared to October 31, 2017.  Offsetting the decreases in cash on hand and inventory were increases the value of our commodity derivative instruments of approximately $284,000 at October 31, 2018 compared to October 31, 2017. The decrease in our current assets was coupled with an approximately $2.4 million decrease in property and equipment primarily due to current year depreciation expense of approximately $5.0 million, offset by capital expenditures of approximately $2.5 million.

Current liabilities at October 31, 2018 increased by approximately $1.0 million compared to October 31, 2017. This increase was primarily due to increases of accrued expenses by approximately $429,000 and accounts payable of approximately $643,000 at October 31, 2018 compared to October 31, 2017.

Our long-term debt decreased approximately $398,000 at October 31, 2018 compared to October 31, 2017. The decrease is due to payments on the note payable to the minority owner of Agrinatural, the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $7.7 million at October 31, 2018 compared to October 31, 2017. This decrease was primarily due to approximately $8.6 million in member distributions, partially offset by approximately $0.9 million in net income attributable to HLBE. Non-controlling interest totaled approximately $1.7 million at October 31, 2018 compared to approximately $1.5 million at October 31, 2017.  This is directly related to recognition of the 27.0% non-controlling interest in Agrinatural, LLC.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2019 fiscal year, we anticipate completion of several small capital projects and to maintain current plant infrastructure and improve operating efficiency. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2019 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and available for borrowing under our revolving term loan.

Year Ended October 31, 2018 Compared to Year Ended October 31, 2017

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended October 31,
	2018	2017
Net cash provided by operating activities	$7,527	$12,250
Net cash used in investing activities	$(2,509)	$(1,129)
Net cash used in financing activities	$(9,088)	$(2,353)
Net increase (decrease) in cash	$(4,069)	$8,768

Operating Cash Flows

During the fiscal year ended October 31, 2018, net cash provided by operating activities decreased by approximately $4.7 million compared to the fiscal year ended October 31, 2017. The decrease resulted largely from an approximately $6.3 million decrease in our net income in the current year, offset by increases of approximately $1.6 million from period to period in various working capital items.  Net income decreased for fiscal year 2018 due to decreased revenues and higher costs of goods sold.

Investing Cash Flows

During the fiscal year ended October 31, 2018, net cash used in investing activities increased by approximately $1.4 million due to increased capital expenditures compared to the fiscal year ended October 31, 2017.

Financing Cash Flows

We used approximately $6.7 million more for financing activities for the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017.  During the fiscal year ended October 31, 2018, we used cash to make payments of approximately $438,000 on our long-term debt and made distributions to Heron Lake BioEnergy members of approximately $8.6 million and to non-controlling interests of approximately $81,000.

For the same period of 2017, we used cash to make payments of approximately $486,000 on our long-term debt and decreased approximately $1.9 million on checks drawn in excess of bank balance.

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

Operating Cash Flows

During the fiscal year ended October 31, 2017, net cash provided by operating activities increased by approximately $300,000 compared to the fiscal year ended October 31, 2016. The increase resulted largely from an approximately $2.3 million increase in our net income in fiscal year 2017, offset by a decrease of approximately $2.0 million from period to period in various working capital items.

Investing Cash Flows

During the fiscal year ended October 31, 2017, capital expenditures decreased compared to the fiscal year ended October 31, 2016 due to less property and equipment acquired for the ethanol plant, as well as proceeds from disposal of property and equipment.  During fiscal year 2016, we used cash primarily to complete our RTO replacement project.

Financing Cash Flows

We used approximately $6.9 million less for financing activities for the fiscal year ended October 31, 2017 compared to the fiscal year ended October 31, 2016.  During fiscal year 2017, we used cash to make payments of approximately $486,000 on our long-term debt and decreased approximately and decreased $1.9 million on checks drawn in excess of bank balance. For the same period of 2016, we used cash to make payments of approximately $3.9 million in distributions to our unit holders, and payments of approximately $15.2 million on our long-term debt, offset by proceeds of approximately $9.8 million from our long-term debt and approximately $30,000 from checks drawn in excess of bank balance.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2018 (amounts in thousands):

		Less than	One to	Four to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations(1)	$1,144	$392	$752	$—	$—
Operating lease obligations(2)	14,434	1,884	3,534	3,534	5,482
Purchase obligations(3)	4,193	4,175	18	—	—
Total contractual obligations	$19,771	$6,451	$4,304	$3,534	$5,482

(1)	Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2018, assuming contractual maturities.
(2)	The operating lease obligations in the table above include our rail car leases.
(3)

Purchase obligations consist of forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2018 for basis contracts that had not yet been fixed.

Credit Arrangements

Revolving Term Note

We had a revolving term note payable to Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under which we could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, the Company finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with Compeer.

Amended Credit Facility with Compeer

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.41% at October 31, 2018.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2017 was $17.5 million and was $4.0 million under the amended revolving term loan at October 31, 2018.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the LIBOR Index rate, which was 5.16% at October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum

The amended revolving term loan and seasonal revolving loan are secured by substantially all of our assets, including a subsidiary guarantee.

Under the amended credit facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  We are permitted to pay distributions to our members up to 75% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

In October 2018, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, the Company received a waiver from its lender waiving this event of noncompliance. If market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility. Should unfavorable market conditions result in our violation of the terms or covenants of the amended credit facility and we fail to obtain a waiver of any such term or covenant, Compeer could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

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

As of October 31, 2018 and 2017, there was a total of approximately $960,000 and $1.3 million in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

We also had a note payable to the minority owner of Agrinatural Gas, LLC in the amount of $100,000 at October 31, 2017.  We paid the balance of this loan in full in January 2018.

Loans to Agrinatural

Original Agrinatural Credit Facility

On July 29, 2014, HLBE entered into an intercompany loan agreement and related loan documents with Agrinatural (the “Original Agrinatural Credit Facility”). Under the Original Agrinatural Credit Facility, HLBE agreed to make a five-year term loan in the principal amount of $3.05 million to Agrinatural for use by Agrinatural to repay approximately $1.4 million of its outstanding debt and provide approximately $1.6 million of working capital to Agrinatural. The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

On March 30, 2015, HLBE entered into an allonge (the “Allonge”) to the July 29, 2014 note with Agrinatural. Under the terms of the Allonge, HLBE and Agrinatural agreed to increase the principal amount of the Original Agrinatural Credit Facility to approximately $3.06 million, defer commencement of repayment of principal until May 1, 2015, decrease the monthly principal payment to $36,000 per month and shorten maturity of the Original Agrinatural Credit Facility to May 1, 2019.

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

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning HLBE all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES, the minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

The balance of this loan was approximately $1.5 million and $2.0 million at October 31, 2018 and 2017, respectively.

Additional Agrinatural Credit Facility

On March 30, 2015, HLBE entered into a second intercompany loan agreement and related loan documents (the “Additional Agrinatural Credit Facility”) with Agrinatural. Under the Additional Agrinatural Credit Facility, HLBE agreed to make a four-year term loan in the principal amount of $3.5 million to Agrinatural for use by Agrinatural to repay its outstanding trade debt and provide working capital. The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”).  Additionally, HLBE and Agrignatural entered into an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to HLBE (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and deferred a portion of the principal payments required for 2016.

The Amendment provides that the portion of principal payments deferred in calendar year 2016 to continue to accrue interest at the rate set forth in the Note and become a part of the balloon payment due at maturity.  Additionally, for calendar years, 2017, 2018 and 2019, the Amendment provides that Agrinatural may, without consent of HLBE, proceed with and pay for capital expenditures in an amount up to $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC. Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

In exchange for the Additional Agrinatural Credit Facility, Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning HLBE all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE under the Additional Agrinatural Credit Facility.

The balance of this loan was approximately $2.0 million and $2.5 million at October 31, 2018 and 2017, respectively.

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

The interest rate on the revolving term loan is equal to 3.10% above the One-Month LIBOR, which was 5.41% at October 31, 2018. The interest rate on the seasonal revolving loan is equal to 2.85% above the One-Month LIBOR, which was 5.16% at October 31, 2018. There were no borrowings on either the revolving term loan or the seasonal revolving loan at October 31, 2018. However, if there were borrowings on either or both loan, and we were to experience a 10% adverse change in interest rates, the effect of such change could be substantial and material.

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

As of October 31, 2018, we had price protection in place for approximately 11% and 8% of our anticipated corn and natural gas needs, respectively, and 22%, 3% and 16% of our ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average ethanol price and the fair value of our corn and natural gas prices as of October 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	October 31, 2018	Change to Income
Ethanol	55,430,000	Gallons	10.0%	$6,194,000
Corn	20,636,371	Bushels	10.0%	$6,707,000
Natural Gas	1,750,00	MMBTU	10.0%	$726,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Heron Lake BioEnergy, LLC and Subsidiaries

Heron Lake, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the Company) as of October 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2005.

Minneapolis, Minnesota

January 29, 2019

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2018	October 31, 2017
ASSETS
Current Assets
Cash	$5,995,982	$10,065,367
Accounts receivable	3,952,687	4,031,977
Inventory	6,398,686	7,064,344
Commodity derivative instruments	425,638	141,644
Prepaid expenses and other current assets	392,980	259,106
Total current assets	17,165,973	21,562,438

Property and Equipment, net	44,149,925	46,567,087

Other Assets
Other intangible assets, net	—	45,852
Other assets	704,958	697,254
Total other assets	704,958	743,106

Total Assets	$62,020,856	$68,872,631

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$391,934	$432,183
Accounts payable	5,413,915	4,771,197
Commodity derivative instruments	25,180	27,630
Accrued expenses	843,875	415,106
Total current liabilities	6,674,904	5,646,116

Long-Term Debt, less current portion	567,267	965,502

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both October 31, 2018 and October 31, 2017	53,054,846	60,767,951
Non-controlling interest	1,723,839	1,493,062
Total members' equity	54,778,685	62,261,013

Total Liabilities and Members' Equity	$62,020,856	$68,872,631

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2018	2017	2016
Revenues	$108,472,054	$109,917,652	$109,605,544

Cost of Goods Sold	104,379,759	99,488,370	101,112,154

Gross Profit	4,092,295	10,429,282	8,493,390

Operating Expenses	(3,198,740)	(3,124,687)	(2,999,157)

Operating Income	893,555	7,304,595	5,494,233

Other Income (Expense):
Interest income	75,558	24,668	712
Interest expense	(132,036)	(212,491)	(397,837)
Other income, net	329,916	399,221	97,208
Total other income (expense), net	273,438	211,398	(299,917)

Net Income	1,166,993	7,515,993	5,194,316

Less: Net Income Attributable to Non-controlling Interest	(311,777)	(247,638)	(244,616)

Net Income Attributable to Heron Lake BioEnergy, LLC	$855,216	$7,268,355	$4,949,700

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107

Net Income Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.01	$0.09	$0.06

Distributions Per Unit (Class A and B)	$0.11	$—	$0.05

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2015	62,932,107	15,000,000	$52,446,500	$1,081,806	$53,528,306

Member Distributions	—	—	(3,896,604)	(80,998)	(3,977,602)
Net income attributable to non-controlling interest	—	—	—	244,616	244,616
Net income attributable to Heron Lake BioEnergy, LLC	—	—	4,949,700	—	4,949,700

Balance—October 31, 2016	62,932,107	15,000,000	53,499,596	1,245,424	54,745,020

Net income attributable to non-controlling interest	—	—	—	247,638	247,638
Net income attributable to Heron Lake BioEnergy, LLC	—	—	7,268,355	—	7,268,355

Balance—October 31, 2017	62,932,107	15,000,000	60,767,951	1,493,062	62,261,013

Member Distributions	—	—	(8,568,321)	(81,000)	(8,649,321)
Net income attributable to non-controlling interest	—	—	—	311,777	311,777
Net income attributable to Heron Lake BioEnergy, LLC	—	—	855,216	—	855,216

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2018	2017	2016
Cash Flow From Operating Activities:
Net income	$1,166,993	$7,515,993	$5,194,316
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,037,645	5,021,798	4,781,673
Gain on sale of asset	(24,815)	(45,000)	—
Change in fair value of commodity derivative instruments	(1,240,386)	(728,073)	(1,054,729)
Changes in operating assets and liabilities:
Accounts receivable	79,290	575,225	1,063,979
Inventory	665,658	(1,199,799)	(605,199)
Commodity derivative instruments	953,942	1,276,397	1,069,540
Prepaid expenses and other current assets	(133,874)	(77,253)	(23,380)
Accounts payable	594,150	(107,013)	1,313,978
Accrued expenses	428,769	17,699	209,657
Net cash provided by operating activities	7,527,372	12,249,974	11,949,835

Cash Flows from Investing Activities:
Capital expenditures	(2,533,767)	(1,174,527)	(2,484,667)
Proceeds from disposal of asset	24,815	45,000	—
Net cash used in investing activities	(2,508,952)	(1,129,527)	(2,484,667)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	9,820,222
Checks drawn in excess of bank balance	—	(1,866,683)	30,001
Payments on long-term debt	(438,484)	(486,041)	(15,166,428)
Distributions to Heron Lake BioEnergy, LLC members	(8,568,321)	—	(3,896,604)
Distribution to non-controlling interest	(81,000)	—	(80,998)
Net cash used in financing activities	(9,087,805)	(2,352,724)	(9,293,807)

Net increase (decrease) in cash	(4,069,385)	8,767,723	171,361

Cash—Beginning of period	10,065,367	1,297,644	1,126,283

Cash—End of period	$5,995,982	$10,065,367	$1,297,644

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$132,036	$212,491	$397,837

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$48,568	$—	$—

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2018 or 2017.  It is at least possible this estimate will change in the future.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life of 15 years. The Company recorded amortization expense in the amount of approximately $38,000 for each of the fiscal years ended October 31, 2018, 2017, and 2016.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When determining impairment losses, a long lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models,

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

quoted market values and third-party independent appraisals, as considered necessary.  No impairment expense was recorded during fiscal 2018, 2017, and 2016.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.  No events occurred during the fiscal years ended October 31, 2018, 2017, and 2016 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2018 or 2017 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Contract Revenue Recognition (Evaluated)

In May 2014 and amended in August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company beginning November 1, 2018. The Company has evaluated the impact of the standard on the consolidated financial statements and believes there will be no material effect aside from additional disclosures.

Leases (Evaluating)

In February 2016, the FASB adopted ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The guidance will be effective for the Company beginning November 1, 2019. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company leases a significant number of rail cars for transporting ethanol and dried distillers grains with solubles to its end customers.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Restricted Cash (Evaluated)

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance will require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The amendments will be effective for the Company beginning November 1, 2018. The Company has evaluated the impact that adoption of this guidance will have on its consolidated financial statements, and upon adoption, the Company will apply this standard retrospectively.

2. RISKS AND UNCERTAINTIES

The Company has certain risks and uncertainties that it experienced during volatile market conditions. These volatilities can have a severe impact on operations. The Company’s revenues are primarily derived from the sale and distribution of ethanol, distillers’ grains and corn oil to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers. Ethanol sales average 75%-85% of total revenues and corn costs average 70%-90% of cost of goods sold.

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol, distillers’ grains and corn oil, and the related costs of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these products may have a significant adverse effect on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company’s risk management program is used to protect against the price volatility of these commodities.

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

On November 30, 2018, the EPA announced the final 2019 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, for overall RVOs of 19.92 billion gallons for 2019.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 26 billion gallons.

 Current ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3. FAIR VALUE MEASUREMENTS

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$425,638	$425,638	$425,638	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$25,180	$25,180	$—	$25,180	$—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2017:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$141,644	$141,644	$141,644	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$12,249	$12,249	$18,000	$(5,751)	$—
Commodity Derivative instruments - Natural Gas	$15,381	$15,381	$—	$15,381	$—

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

4. CONCENTRATIONS

The Company sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2018, 2017, and 2016.

The percentage of total revenues attributable to each of the Company’s three major customers for the fiscal years ended October 31, 2018, 2017, and 2016 were as follows:

	October 31, 2018	October 31, 2017	October 31, 2016
Eco-Energy, Inc. - Ethanol	76.3%	81.3%	78.5%
Gavilon Ingredients, LLC - Distillers' Grains	18.3%	13.7%	15.4%
RPMG, Inc. - Corn Oil	3.7%	4.5%	4.4%

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The percentage of total accounts receivable attributable to each of the Company’s three major customers at October 31, 2018 and 2017 were as follows:

	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	77.6%	86.8%
Gavilon Ingredients, LLC - Distillers' Grains	15.4%	7.0%
RPMG, Inc. - Corn Oil	2.6%	4.3%

5. INVENTORY

Inventory consists of the following at October 31:

	2018	2017
Raw materials	$1,215,640	$1,442,844
Work in process	571,228	652,296
Finished goods	3,436,175	3,747,779
Supplies	1,175,643	1,221,425
Totals	$6,398,686	$7,064,344

The Company performs a lower cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $669,000 and $101,000 for the fiscal year ended October 31, 2018. The Company did not record a loss on ethanol or corn inventories for the fiscal year ended October 31, 2017.

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

As of October 31, 2018, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 2,685,000 bushels, comprised of long corn positions on 510,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 2,175,000 bushels that were entered into to hedge forecasted corn purchases through March 2020.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2018, the Company had no cash collateral (restricted cash) related to derivates held by a broker.

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2018, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$425,638	$25,180
Totals		$425,638	$25,180

As of October 31, 2017, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,120,000 bushels, comprised of long corn positions on 215,000 bushels that were entered into to hedge forecasted ethanol sales through December 2017, and short corn positions on 905,000 bushels that were entered into to

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following tables provide details regarding the gains (losses) from the Company’s derivative instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Fiscal Year Ended October 31,
	Operations Location	2018	2017	2016
Corn contracts	Cost of goods sold	$1,188,237	$962,256	$915,555
Ethanol contracts	Revenues	53,747	(218,802)	117,624
Natural gas contracts	Cost of goods sold	(1,598)	(15,381)	21,550
Total gain		$1,240,386	$728,073	$1,054,729

7. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2018	October 31, 2017
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	87,940,264	85,809,325
Vehicles	700,959	682,719
Office buildings	738,073	641,860
Construction in progress	375,245	85,746
	98,866,379	96,331,488
Less: accumulated depreciation	(54,716,454)	(49,764,401)
Net property and equipment	$44,149,925	$46,567,087

Depreciation expense totaled approximately $4,999,000,  $4,984,000 and $4,744,000 during the fiscal years ended October 31, 2018, 2017,  and 2016,  respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. DEBT FACILITIES

Long-term debt consists of the following:

	October 31, 2018	October 31, 2017
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	1,241,171
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	11,901	56,514
Note payable to non-controlling interest member of Agrinatural. Interest is at One Month LIBOR plus 4.0%, which was approximately 5.24% at October 31, 2017. The note was paid in full in January 2018.	—	100,000
Totals	959,201	1,397,685
Less amounts due within one year	391,934	432,183
Net long-term debt	$567,267	$965,502

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

Amended Credit Facility

The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee.  The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, The Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The Company received a waiver from its lender waiving this event of noncompliance.

As part of the amended credit facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the amended credit facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.41% at October 31, 2018.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2017 was $17,500,000, and under the amended revolving term loan at October 31, 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on February 1, 2019.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.850% above the rate quoted by LIBOR Index rate, which was 5.16% at October 31, 2018.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at October 31, 2018 are as follows based on the most recent debt agreements:

2019	$391,934
2020	328,507
2021	238,760
Total debt	$959,201

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

10. LEASES

The Company has lease agreements with leasing companies for 138 rail cars for the transportation of the Company’s ethanol with various maturity dates through January 2027. The rail car lease payments are due monthly in the aggregate amount of approximately $122,000.

The Company has lease agreements with leasing companies for 110 hopper cars to assist in with the transport of the distillers’ grains by rail with various maturity dates through May 2027.  The rail car lease payments are due monthly in the amount of approximately $64,000.

Rent expense for the Company’s leases was approximately $2,339,000,  $2,170,000 and $2,571,000 for the fiscal years ended October 31, 2018, 2017, and 2016,  respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At October 31, 2018, the Company had the following minimum future lease payments, which at inception had non‑cancelable terms of more than one year:

November 1, 2018 to October 31, 2019	$1,884,000
November 1, 2019 to October 31, 2020	1,767,000
November 1, 2020 to October 31, 2021	1,767,000
November 1, 2021 to October 31, 2022	1,767,000
November 1, 2022 to October 31, 2023	1,767,000
Thereafter	5,482,000
Total minimum lease commitments	$14,434,000

11. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2018	2017
Consolidated financial statement basis of assets	$62,020,856	$68,872,631
Plus: Organization and start-up costs capitalized	617,833	775,562
Less: Unrealized gains on commodity derivative instruments	(425,638)	(141,644)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(56,330,302)	(60,718,166)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$33,727,328	$36,632,962

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at October 31, 2018 and 2017.

12.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  The Company contributions totaled approximately $98,000,  $90,000, and $85,000 for the fiscal years ended October 31, 2018,  2017,  and 2016, respectively.

13. RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”), a related party.  Under the terms of the agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses and other expenses and costs for the three management positions.  The management services agreement automatically renews for successive one-year terms unless the Company or GFE gives the other party 90-day written notice of termination prior to expiration of the then-current term.  The management services agreement may also be terminated by either party for cause under certain circumstances.

Total expenses under this agreement were $449,000,  $406,000 and $375,000 for fiscal years ended October 31, 2018,  2017, and 2016, respectively.

Corn Purchase - Members

The Company purchased corn from members of its Board of Governors of approximately $14,483,000 in fiscal year 2018,  of which approximately $348,000 is included in accounts payable at October 31, 2018, $9,811,000 in fiscal year 2017, of which approximately $602,000 is included in accounts payable at October 31, 2017, and $15,008,000 in fiscal year 2016  of which approximately $232,000 is included in accounts payable at October 31, 2016.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2018, the Company paid approximately $38,000 and $161,000 for the monthly base fee and variable customer management fee, respectively.    For the year ended October 31, 2017, the Company paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2016, the Company paid approximately $32,000 and $149,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expires July 1, 2019 unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI. Pursuant to the project management agreement, SEI supervises all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2018, the Company incurred approximately $77,000 for project management and capital work fees. For the year ended October 31, 2017, the Company incurred approximately $44,000 for project management and capital work fees. For the year ended October 31, 2016, the Company paid approximately $28,000 for project management fees. The project management with SEI expires June 30, 2019 unless earlier terminated for cause as defined in the agreement.

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

The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 8.  The Company paid operating and maintenance expenses of approximately $47,000,  $92,000, and $24,000 in fiscal 2018,  2017, and 2016, respectively.

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

The initial term of Eco Agreement continued through December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term. During the third fiscal quarter of 2016, the Company amended the Eco

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Agreement. As amended, the term of the Eco Agreement expires on December 31, 2019, with automatic renewals for additional consecutive terms of three years unless either party provides written notice to the other at least 90 days prior to the end of the then-current term. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Ethanol marketing fees and commissions totaled approximately $604,000,  $587,000, and $637,000 for the fiscal years ended October 31, 2018,  2017, and 2016.

Ethanol Forward Contracts

At October 31, 2018, the Company had fixed and basis contracts to sell approximately $10,908,000 of ethanol for various delivery periods through December 2018, which approximates 85% of its anticipated ethanol sales for that period.

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

Distillers’ grains commissions totaled approximately $252,000,  $268,000, and $283,000 for the fiscal years ended October 31, 2018, 2017 and 2016.

Distillers’ Grains Forward Contracts

At October 31, 2018, the Company had forward contracts to sell approximately $561,000 of distillers’ grains for delivery through November 2018, which approximates 30% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions totaled approximately $83,000,  $89,000, and $96,000 for the fiscal years ended October 31, 2018,  2017, and 2016.

Corn Oil Forward Contracts

At October 31, 2018, the Company had forward contracts to sell approximately $721,000 of corn oil for delivery through December 2018, which approximates 95% of its anticipated corn oil sales for that period.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Corn Forward Contracts

At October 31, 2018, the Company had cash and basis contracts for forward corn purchase commitments for approximately 2,334,000 bushels for deliveries through October 2019.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $323,000 at October 31, 2018 and no impairment loss existed at October 31, 2017. The impairment expense is recorded as a component of cost of goods sold.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income and total assets for the fiscal years ended October 31:

	Fiscal Year Ended October 31,
Revenue:	2018	2017	2016
Ethanol production	$106,811,761	$108,709,255	$108,577,171
Natural gas pipeline	3,436,880	2,946,438	2,770,310
Eliminations	(1,776,587)	(1,738,041)	(1,741,937)
Total Revenue	$108,472,054	$109,917,652	$109,605,544

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Fiscal Year Ended October 31,
Operating Income (Loss):	2018	2017	2016
Ethanol production	$(501,475)	$6,821,779	$5,057,258
Natural gas pipeline	2,116,147	1,177,251	1,177,158
Eliminations	(721,117)	(694,435)	(740,183)
Operating Income	$893,555	$7,304,595	$5,494,233

Assets:	2018	2017
Ethanol production	$49,540,279	$56,373,335
Natural gas pipeline	12,480,577	12,499,296
Total Assets	$62,020,856	$68,872,631

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
Fiscal year ended October 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$27,972,451	$29,880,856	$26,252,916	$24,365,831
Gross profit (loss)	1,581,182	2,127,807	1,092,414	(709,108)
Operating income (loss)	716,139	1,285,823	373,043	(1,481,450)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	861,997	1,271,018	302,686	(1,580,485)
Basic and diluted earnings (loss) per unit (Class A and B)	$0.01	$0.02	$—	$(0.02)

	First	Second	Third	Fourth
Fiscal year ended October 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$27,390,074	$25,990,784	$28,541,889	$27,994,905
Gross profit	3,414,231	1,850,266	2,251,294	2,913,491
Operating income	2,567,534	1,080,594	1,518,888	2,137,579
Net income attributable to Heron Lake BioEnergy, LLC	2,832,413	1,019,120	1,414,752	2,002,070
Basic and diluted earnings per unit (Class A and B)	$0.04	$0.01	$0.02	$0.02

	First	Second	Third	Fourth
Fiscal year ended October 31, 2016	Quarter	Quarter	Quarter	Quarter
Revenues	$26,588,565	$25,241,981	$30,365,123	$27,409,875
Gross profit	857,581	920,070	3,730,408	2,985,331
Operating income	48,947	108,111	2,983,648	2,353,527
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(25,555)	13,258	2,810,607	2,177,906
Basic and diluted earnings per unit (Class A and B)	$—	$—	$0.03	$0.03

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2018.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2018.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2019 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2018) covered by this Annual Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2019 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)Financial Statements

The consolidated financial statements appear beginning at page 55 of this report.

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
101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2018 and October 31, 2017, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2018,  2017, and 2016, (iii) the Consolidated Statements of Changes in Members’ Equity, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2018,  2017, and 2016, and (v) the Notes to Consolidated Financial Statements.

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

HERON LAKE BIOENERGY, LLC

Date:	January 29, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2019	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2019	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2019	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2019	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2019	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2019	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 29, 2019	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 29, 2019	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	January 29, 2019	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2019	/s/ Leslie Bergquist
Leslie Bergquist, Governor

Date:	January 29, 2019	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 29, 2019	/s/ David Westehoff
David Woestehoff, Governor

Date:	January 29, 2019	/s/ Kenton Johnson
Kenton Johnson, Alternate Governor

Date:	January 29, 2019	/s/ Jeremy Janssen
Jeremy Janssen, Alternate Governor