Form 10-Q
period 2019-01-31
Heron Lake BioEnergy, LLC
filed 2019-03-18
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2019

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

(507) 793-0077

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 18, 2019, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$3,125,463	$5,995,982
Restricted cash	139,241	—
Accounts receivable	1,583,998	3,952,687
Inventory	7,439,105	6,398,686
Commodity derivative instruments	103,175	425,638
Prepaid expenses and other current assets	684,930	392,980
Total current assets	13,075,912	17,165,973

Property and Equipment, net	42,928,241	44,149,925

Other assets	695,421	704,958

Total Assets	$56,699,574	$62,020,856

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$314,055	$391,934
Accounts payable	2,277,997	5,413,915
Commodity derivative instruments	—	25,180
Accrued expenses	623,688	843,875
Total current liabilities	3,215,740	6,674,904

Long-Term Debt, less current portion	637,383	567,267

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both January 31, 2019 and October 31, 2018	51,031,206	53,054,846
Non-controlling interest	1,815,245	1,723,839
Total members' equity	52,846,451	54,778,685

Total Liabilities and Members' Equity	$56,699,574	$62,020,856

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	2019	2018
	(unaudited)	(unaudited)
Revenues	$25,697,520	$27,972,451

Cost of Goods Sold	26,731,320	26,391,269

Gross Profit (Loss)	(1,033,800)	1,581,182

Operating Expenses	(919,527)	(865,043)

Operating Income (Loss)	(1,953,327)	716,139

Other Income (Expense):
Interest income	28,802	21,973
Interest expense	(7,914)	(18,613)
Other income, net	205	258,212
Total other income, net	21,093	261,572

Net Income (Loss)	(1,932,234)	977,711

Less: Net Income Attributable to Non-controlling Interest	(91,406)	(115,714)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,023,640)	$861,997

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.03)	$0.01

Distributions Per Unit (Class A and B)	$0.00	$0.11

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Member Distributions	—	—	—	—	—
Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Balance—October 31, 2017	62,932,107	15,000,000	60,767,951	1,493,062	62,261,013

Member Distributions	—	—	(8,568,321)	(81,000)	(8,649,321)
Net income attributable to non-controlling interest	—	—	—	115,714	115,714
Net income attributable to Heron Lake BioEnergy, LLC	—	—	861,997	—	861,997

Balance—January 31, 2018	62,932,107	15,000,000	$53,061,627	$1,527,776	$54,589,403

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income (loss)	$(1,932,234)	$977,711
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	1,286,722	1,222,508
Gain on sale of asset	—	(24,815)
Change in fair value of commodity derivative instruments	(94,292)	55,067
Changes in operating assets and liabilities:
Accounts receivable	2,368,689	6,736
Inventory	(1,040,419)	(637,303)
Commodity derivative instruments	391,575	28,686
Prepaid expenses and other current assets	(291,950)	(171,060)
Accounts payable	(3,098,498)	(2,400,021)
Accrued expenses	(220,187)	54,490
Net cash used in operating activities	(2,630,594)	(888,001)

Cash Flows from Investing Activities:
Capital expenditures	(92,921)	(233,719)
Proceeds from disposal of asset	—	24,815
Net cash used in investing activities	(92,921)	(208,904)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balance	—	963,247
Payments on long-term debt	(7,763)	(110,844)
Distributions to Heron Lake BioEnergy, LLC members	—	(8,568,321)
Distribution to non-controlling interest	—	(81,000)
Net cash used in financing activities	(7,763)	(7,796,918)

Net decrease in cash and restricted cash	(2,731,278)	(8,893,823)

Cash and Restricted Cash—Beginning of period	5,995,982	10,065,367

Cash and Restricted Cash—End of period	$3,264,704	$1,171,544

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$3,125,463	$1,010,836
Restricted Cash - Balance Sheet	139,241	160,708
Cash and Restricted Cash	$3,264,704	$1,171,544

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$7,914	$18,613

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$8,148	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2019 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2018, contained in the Company’s annual report on Form 10-K.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of three distinct marketing companies as discussed below. The consideration we receive for these products is fixed or determinable based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

•

Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company's ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company's scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

•

Distillers grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between Gavilon and the Company.  Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Distillers corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc.  The process for selling corn oil is the same as our distillers’ grains.  RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company.  Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

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

January 31, 2019

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  See further discussion in Note 5.

Recently Adopted Accounting Pronouncements

Effective November 1, 2018, the Company adopted the amended guidance ASC Topic 606, Revenue from Contracts with Customers. Refer to Note 1 – Summary of Significant Accounting Policies and Note 3 – Revenue for further details.

In November 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended January 31, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended January 31, 2019 and 2018 have been presented.

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

January 31, 2019

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

3.REVENUE

Adoption of ASC Topic 606

On November 1, 2018, the Company adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. The adoption of the new revenue standard did not result in any changes to the timing or amount of revenue recognized prior to November 1, 2018, but did result in expanded disclosures to our consolidated financial statements.

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$18,398,152	$—	$18,398,152
Distillers’ Grains	5,485,355	—	5,485,355
Corn Oil	964,411	—	964,411
Other	264,303	—	264,303
Natural Gas	—	585,299	585,299
Total Revenues	$25,112,221	$585,299	$25,697,520

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil.  These terms are 10 calendar days after the transfer of control date.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4.INVENTORY

Inventory consisted of the following:

	January 31, 2019	October 31, 2018
	(unaudited)
Raw materials	$1,125,029	$1,215,640
Work in process	808,426	571,228
Finished goods	4,337,918	3,436,175
Supplies	1,167,732	1,175,643
Totals	$7,439,105	$6,398,686

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $981,000 and $126,000 for the three months ended January 31, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $24,000 for the three months ended January 31, 2019.

5.DERIVATIVE INSTRUMENTS

As of January 31, 2019, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,595,000 bushels, comprised of long corn positions on 10,000 bushels that were entered into to hedge forecasted ethanol sales through July 2019, and short corn positions on 1,585,000 bushels that were entered into to hedge forecasted corn purchases through March 2020.  There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2019, the Company had approximately $139,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at January 31, 2019, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$103,175	$—
Totals		$103,175	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

As of October 31, 2018, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended January 31,
	Operations Location	2019	2018
Corn contracts	Cost of goods sold	$94,292	$(152,654)
Ethanol contracts	Revenues	—	85,249
Natural gas contracts	Cost of goods sold	—	12,338
Total gain (loss)		$94,292	$(55,067)

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2019:

Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$103,175	$103,175	$103,175	$—	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$425,638	$425,638	$425,638	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$25,180	$25,180	$—	$25,180	$

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

7.DEBT FINANCING

Long-term debt consists of the following:

	January 31, 2019	October 31, 2018
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment due in 2019.	4,138	11,901
Totals	951,438	959,201
Less amounts due within one year	314,055	391,934
Net long-term debt	$637,383	$567,267

Amended Credit Facility

The amended credit facility represents the credit arrangement the Company entered into as of April 6, 2018, with an effective date of March 29, 2018, which replaced a prior revolving term note. The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment. The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, The Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The Company received a waiver from its lender waiving this event of noncompliance.

As part of the amended credit facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue to act as the agent for the lender with respect to the amended credit facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000. Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.61% at January 31, 2019.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at January 31, 2019 and October 31, 2018 was $4,000,000.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2019. Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 5.36% at January 31, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at January 31, 2019 and $4,000,000 at October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at January 31, 2019 are as follows based on the most recent debt agreements:

2020	$314,055
2021	333,977
2022	303,406
Total debt	$951,438

8.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2019, the Company had cash and basis contracts for forward corn purchase commitments for approximately 1,699,000 bushels for various delivery periods through January 2020.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $154,000 at January 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Forward Contracts

At January 31, 2019, the Company had fixed and basis contracts to sell approximately $11,585,000 of ethanol for various delivery periods through March 2019, which approximates 91% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At January 31, 2019, the Company had forward contracts to sell approximately $647,000 of distillers’ grains for delivery in February 2019, which approximates 32% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At January 31, 2019, the Company had forward contracts to sell approximately $284,000 of corn oil for delivery in February 2019, which approximates 87% of its anticipated corn oil sales for that period.

Railcar Leases

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

January 31, 2019

9.MEMBERS’ EQUITY

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at January 31, 2019 and October 31, 2018.

On December 21, 2017, Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $121,000 and $138,000 for the three months ended January 31, 2019 and 2018,  respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $1,949,000 and $4,455,000 for the three months ended January 31, 2019 and 2018, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $52,000 and $49,000 for the three months ended January 31, 2019 and 2018, respectively. The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs. The Company recorded project management fees and capital work of approximately $9,000 and $7,000

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2019

for the three months ended January 31, 2019 and 2018, respectively.  The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended
	January 31, 2019	January 31, 2018
Revenue:	(unaudited)	(unaudited)
Ethanol production	$25,112,221	$27,278,093
Natural gas pipeline	1,039,625	1,156,274
Eliminations	(454,326)	(461,916)
Total Revenue	$25,697,520	$27,972,451

	Three Months Ended
	January 31, 2019	January 31, 2018
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol production	$(2,345,303)	$224,439
Natural gas pipeline	563,273	688,128
Eliminations	(171,297)	(196,428)
Operating Income (Loss):	$(1,953,327)	$716,139

	January 31, 2019	October 31, 2018
Assets:	(unaudited)
Ethanol production	$44,303,922	$49,540,279
Natural gas pipeline	12,395,652	12,480,577
Total Assets	$56,699,574	$62,020,856

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2019 and 2018.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

Disclosure Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions.  As such, we have historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance, and prospects in this report.  All statements that are not historical or current facts are forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions.

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2018 as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

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

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota.  When we use the terms the “Company,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its majority-owned subsidiary Agrinatural.

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

We market and sell our products primarily using third party marketers.  The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers.  We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers’ grains, and RPMG, Inc. to market our corn oil.  We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders.

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

Natural Gas Pipeline

We own a controlling 73% interest in Agrinatural, a natural gas distribution and sales company located in Heron Lake, Minnesota.  Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to the Company’s ethanol plant and other commercial, agricultural, and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.  The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

The Company has two intercompany credit facilities with Agrinatural: a July 2014 credit facility, as amended (the “Original Credit Facility”) and a March 2015 credit facility, as amended (the “Additional Credit Facility”).  Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.  Details of these credit facilities to Agrinatural are provided below in the section below entitled “PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness.”

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain tight during the remainder of the fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected tight margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat,  increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”) has contributed to management’s expectation regarding margins. The impact of the increases in small refiner waivers granted by the EPA and the expected reductions in Chinese imports continues to have a negative impact on prices for renewable identification numbers (“RINs”) for corn-based ethanol.  As a result, RINs prices remain lower, removing a blending incentive from the ethanol marketplace.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including Brazil, Canada, India, and Mexico, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  In April 2018, in response to the tariffs imposed by the Trump administration,

China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017.  Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been positively impacted during the three months ended January 31, 2019 by the higher prices received for our distillers’ grains. During our first fiscal quarter of 2019, distillers’ grains prices improved,  due to strong export demand and resource availability. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

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

In February 2018, legislation was signed extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017. In February 2019, the Tax Extender and Disaster Relief Act of 2019 was introduced, which would reinstate the $1.00-per-gallon biodiesel blender tax credit retroactively from January 1, 2018 through December 31, 2019. This legislation has not yet been approved, and, therefore, the tax credit has not yet been renewed. Management cannot predict whether this legislation or other legislation extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on short-term ethanol prices and our financial performance in the future.

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In November 2018, the EPA released the final renewable volume obligations (“RVOs”), which included an overall blending requirement of 19.92 billion gallons for 2019, a slight increase from 2018 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for “hardship.”

Current US ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that will propose modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. The rulemaking was scheduled to be proposed in January 2019, but it has not yet been proposed, likely due to the partial government shutdown in January 2019. Additionally, the EPA will be proposing volume requirements for biomass-based diesel for 2021 and 2022. Because the timetable for the rulemaking overlaps with the annual standard-setting rulemakings, the rulemaking will also include the applicable percentage standards for 2020. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

There is growing availability of E85 for use in flexible fuel vehicles; however, it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. In October 2018, President Trump directed the EPA to promulgate regulation making E15 available year-round. On March 4, 2019, the EPA sent a proposed rule to the Office of Management and Budget for its review. The proposed rule was published on March 12, 2019. The proposed rule is currently open for public comment, and a public hearing will be held on March 29, 2019. While the EPA is working to finalize the rule before the summer driving season, it is unclear whether the rule will be finalized prior to June 1, 2019. It is also important to note that the oil industry is expected to challenge the proposed rule. There is no guarantee that the year-round E15 rule will be finalized before the 2019 summer driving season, nor is there a guarantee that the rule will ever be finalized.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of March 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-four of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.03 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. Additionally, there are two petitions pending for the 2017 compliance year. As of March 2019, 39 petitions for waivers have been received by the EPA for compliance year 2018. All 39 petitions are currently pending.

Legal challenges are underway to the RFS, including the EPA’s recent reductions in the RFS volume requirements, the 2018 final rule, and the denial of petitions to change the RFS point of obligation. If the EPA’s decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking.

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2019 final rule signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

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

Results of Operations for the Three Months Ended January 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2019 and 2018 (amounts in thousands).

	Three Months Ended January 31,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$25,697	100.0%	$27,972	100.0%
Cost of Goods Sold	26,731	104.0%	26,391	94.3%
Gross Profit (Loss)	(1,034)	(4.0)%	1,581	5.7%
Operating Expenses	(919)	(3.6)%	(865)	(3.1)%
Operating Income (Loss)	(1,953)	(7.6)%	716	2.6%
Other Income, net	21	0.1%	262	0.9%
Net Income (Loss)	(1,932)	(7.5)%	978	3.5%
Less: Net Income Attributable to Non-controlling Interest	(92)	(0.4)%	(116)	(0.4)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,024)	(7.9)%	$862	3.1%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 97.7% of our total revenues for the three months ended January 31, 2019 and approximately 97.5% of our total revenues for the three months ended January 31, 2018.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 2.3% of our consolidated revenues for the three months ended January 31, 2019 and 2.5% of our consolidated revenues for the three months ended January 31, 2018.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$18,398	71.6%
Distillers' grains sales	5,485	21.3%
Corn oil sales	964	3.8%
Corn syrup sales	265	1.0%
Agrinatural revenues (net of intercompany eliminations)	585	2.3%
Total Revenues	$25,697	100.0%

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

Our total consolidated revenues decreased by approximately 8.1% for the three months ended January 31, 2019, as compared to the three months ended January 31, 2018, due to decreases in the average price received for our ethanol and corn oil, in addition to decreases in volumes sold of our ethanol, distillers’ grains and corn oil, which was partially offset by an increase in the average price received for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2019 and 2018:

	Three Months Ended January 31, 2019		Three Months Ended January 31, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	16,628	$1.11	17,306	$1.20
Distillers' grains (tons)	39	$140.57	43	$118.26
Corn oil (pounds)	3,865	$0.25	4,944	$0.26

Ethanol

Total revenues from sales of ethanol decreased by approximately 11.0% for the three months ended January 31, 2019, compared to the same period of 2018 due to an approximately 7.5% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2018, coupled with an approximately 3.9% decrease in the volume of ethanol sold from period to period.  The decrease in ethanol prices was due to increased production industry-wide which resulted in higher inventories. Additionally, concerns related to ongoing trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

We sold fewer gallons of ethanol during the three months ended January 31, 2019 as compared to the same period of 2018 primarily due to lower production in the 2019 period. However, the amount of ethanol we produced per bushel of corn we ground was slightly more for the three months ended January 31, 2019 compared to the same period of 2018, which slightly offset the impact on our profitability.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2019, we had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2019 valued at approximately $11.6 million.  Separately, ethanol derivative instruments resulted in no gain or loss for the three months ended January 31, 2019. In comparison, we had a gain on ethanol derivative instruments of approximately $85,000 for the three months ended January 31, 2018. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $981,000 and $126,000 for the three months ended January 31, 2019 and 2018, respectively.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 6.8%  for the three months ended January 31, 2019 compared to the same period of 2018.  This increase was due to an approximately 18.9% increase in the average price per ton we received for our distillers’ grains for the three months ended January 31, 2019 compared to the same period of 2018, offset by a 10.1% decrease in the volumes of distillers’ grains sold from period to period.    We sold fewer tons of distillers’ grains in the three months ended January 31, 2019 as compared to the same period in 2018 due to overall decreased production at the ethanol plant. The increase in the market price of distillers’ grains is due to a stronger domestic market as a result of increases in prices of soybean meal and increased export demand, particularly from Vietnam, the European Union, Thailand, and South Korea.

At January 31, 2019, we had forward distillers’ grains sales contracts valued at approximately $647,000 for various delivery periods through February 2019.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 24.9%  for the three months ended January 31, 2019 compared to the same period of 2018, due to an approximately 21.8% decrease in pounds sold, coupled with a decrease of approximately 3.9% in the average price per pound we received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended January 31, 2019 as compared to the same period in 2018 due to reduced ethanol production and decreased oil extraction rates per bushel of corn for the three months ended January 31, 2019 compared to the same period of 2018. Management expects our corn oil production will be relatively stable going forward.

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

At January 31, 2019, we had forward corn oil sales contracts valued at approximately $284,000 for various delivery periods in February 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 1.3% for the three months ended January 31, 2019, compared to the three months ended January 31, 2018.   Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 104.0% for the three months ended January 31, 2019 compared to 94.3% for the same period of 2018.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2019 and 2018 was approximately $1.45 and $1.37 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2019:

	Three Months Ended January 31, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$20,218	75.6%
Natural gas costs	2,235	8.4%
All other components of costs of goods sold	4,278	16.0%
Total Cost of Goods Sold	$26,731	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 4.0%  more for the three months ended January 31, 2019 compared to the same period of 2018.  The increase resulted from an approximately 8.2% increase in the average price per bushel paid for corn from period to period, which was partially offset by an approximately 3.6%  decrease in the number of bushels of corn processed from period to period. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher and may continue to increase depending on the actual number of bushels of corn harvested in the fall of 2019.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2019 was approximately $0.18 lower than the corn-ethanol price spread we experienced for same period of 2018.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2019 we had had approximately 1.7 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through January 2020.

Our corn derivative positions resulted in a  gain of approximately $94,000 for the three months ended January 31, 2019 and a loss of approximately $153,000 for the three months ended January 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $24,000 for the three months ended January 31, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of apprixmately $154,000 at January 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 21.5% for the three months ended January 31, 2019 compared to the same period of 2018.  Management attributes this increase in cost of natural gas from period to period to increased demand due to cold weather and lower natural gas inventories.

We had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2019. In comparison, we had a gain on natural gas derivative instruments of approximately $12,000 for the three months ended January 31, 2018.We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended January 31, 2019 increased approximately 6.3% compared to the three months ended January 31, 2018.  Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

Our income from operations for the three months ended January 31, 2019 decreased by approximately $2.7 million compared to the same period of 2018.  This decrease resulted largely from declines in prices for our ethanol and corn oil as well reduced sales and production during the 2019 period.

Other Income, Net

We had net other income of approximately $21,000 during the three months ended January 31, 2019 compared to net other income of approximately $262,000 for the same period of 2018.  We had less other income the three months ended January 31, 2019 compared to the same period of 2018 due to patronage dividends and gain on the sale of assets received in the 2018 period.

Changes in Financial Condition at January 31, 2019 and October 31, 2018

The following table highlights our financial condition at January 31, 2019 and October 31, 2018 (amounts in thousands):

	January 31, 2019	October 31, 2018
Current Assets	$13,076	$17,166
Total Assets	$56,699	$62,021
Current Liabilities	$3,216	$6,675
Long-Term Debt, less current portion	$637	$567
Members' Equity attributable to Heron Lake BioEnergy, LLC	$51,031	$53,055
Non-Controlling Interest	$1,815	$1,724

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $2.7 million at January 31, 2019 compared to October 31, 2018.  The decrease in cash was due primarily to approximately $2.6 million net cash used in operating activities.  Additionally, we had decreases in accounts receivable of approximately $2.4 million and the value of our commodity derivative instruments of approximately $322,000 at January 31, 2019 compared to

October 31, 2018.   Offsetting these decreases was an increase in inventory of approximately $1.0 million,  and prepaid expenses of approximately $292,000 at January 31, 2019 compared to October 31, 2018.  Also contributing to the decrease in total assets was an approximately $1.2 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $3.5 million at January 31, 2019 compared to October 31, 2018, due to decreases of approximately $3.1 million in accounts payable, approximately $220,000 in accrued expenses, approximately $25,000 in the value of our commodity derivative instruments, and total long-term debt decreased approximately $8,000 due to payments made on our outstanding debt obligations.  Our accounts payable were less at January 31, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the three months ended January 31, 2019.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $2.0 million at January 31, 2019 compared to October 31, 2018.  The decrease was related to the net loss attributable to HLBE during the three months ended January 31, 2019.

Non-controlling interest totaled approximately $1.8 million and $1.7 million at January 31, 2019 and October 31, 2018.  This is directly related to recognition of the 27% non-controlling interest in Agrinatural at January 31, 2019 and October 31, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our credit facility with Compeer.  Based on management’s financial forecasts, we expect to have sufficient cash generated by continuing operations and revolving term loan to fund our operations for the next twelve months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Three Months Ended January 31,
	2019	2018
	(unaudited)	(unaudited)
Net cash used in operating activities	$(2,631)	$(888)
Net cash used in investing activities	$(93)	$(209)
Net cash used in financing activities	$(8)	$(7,797)
Net decrease in cash and restricted cash	$(2,732)	$(8,894)

Operating Cash Flows

During the three months ended January 31, 2019, we used more cash in operating activities compared to the same period of 2018 primarily due to net loss in the 2019 period.  Additionally, changes in various working capital components, including inventory, prepaid expenses, accrued expenses and accounts payable, also contributed to the increase in cash used during the 2019 period.

Investing Cash Flows

We used less cash for investing activities for the three months ended January 31, 2019 compared to the same period of 2018 due to a decrease in capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment received in the 2018 period.

Financing Cash Flows

During the three months ended January 31, 2019, we used cash to make payments of approximately $8,000 on our long-term debt.  Comparatively, during the same period of 2018, we used cash to make payments of approximately

$111,000 on our long-term debt, approximately $8.6 million in distributions to our unit holders, and approximately $81,000 in distributions to non-controlling interests.

Indebtedness

Compeer Credit Facility

We have a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.  This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment. In exchange for the loans, we granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of January 31, 2019 and October 31, 2018, there were no amounts outstanding under our credit facility with Compeer and the aggregate principal amount available to the Company for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

Under the credit facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio. We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital of $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million. We are permitted to pay distributions to our members up to 75% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer. In October 2018, The Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, The Company received a waiver from its lender waiving this event of noncompliance.

At January 31, 2019,  the Company was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility.  If we fail to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

Other Credit Arrangements

In addition to our primary credit arrangement with Compeer, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.  In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019.  The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties.

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

There was a total of approximately $951,000 and $959,000 in outstanding water revenue bonds at January 31, 2019 and October 31, 2018, respectively. We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

Loans to Agrinatural

Original Agrinatural Credit Facility

In July 2014, the Company extended a five-year term loan to Agrinatural in the aggregate principal amount of approximately $3.05 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Final payment of amounts borrowed under Original Agrinatural Credit Facility is due and payable in full on May 1, 2019.

The Original Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size.  The Original Agrinatural Credit Facility is secured by all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements, and other agreements.  In addition, Rural Energy Solutions, LLC, the minority owner of Agrinatural (“RES”), executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to the Company.

The balance of this loan was approximately $1.4 million and $1.5 million at January 31, 2019 and October 31, 2018, respectively.

Additional Agrinatural Credit Facility

In March 2015, the Company made a four-year term loan in the principal amount of $3.5 million to Agrinatural (the “Additional Agrinatural Credit Facility”). In May 2016, the Company and Agrinatural amended the Additional Agrinatural Credit Facility (the “Amendment”). Under the terms of the Additional Agrinatural Credit Facility and the Amendment, for each of calendar years, 2017, 2018 and 2019, Agrinatural may not, without consent of the Company, proceed with and pay for capital expenditures in an amount in excess of $100,000 plus the amount of contributions in aid of construction received by Agrinatural from customers for capital improvements (“CIAC”), less a reserve for distribution to the Agrinatural members to cover the income or other taxes imposed as a result of receipt of CIAC in an amount equal to 40% of CIAC.  Prior to the Amendment, Agrinatural’s capital expenditures were restricted to $100,000 per year.

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

The Additional Agrinatural Credit Facility contains customary financial and non-financial affirmative covenants and negative covenants for loans of this type and size, including a covenant restricting capital expenditures by Agrinatural.  The Additional Agrinatural Credit Facility is secured by all of Agrinatural’s equipment and assets and a collateral assignment assigning the Company all of Agrinatural’s interests in its contracts, leases, easements, and other agreements.  In addition, RES executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to the Company.

The balance of this loan was approximately $1.9 million at January 31, 2019 and $2.0 million at October 31, 2018.

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

At January 31, 2019, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of January 31, 2019, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of January 31, 2019, we had price protection in place for approximately 7%   and 37% of our anticipated corn and natural gas needs, respectively, for the next 12 months and approximately 15%, 5%, and 15% of our anticipated ethanol, distillers’ grains, and corn oil sales for the 12 twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2019.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	January 31, 2019	Change to Income
Ethanol	54,000,000	Gallons	10.0%	$6,251,000
Corn	20,600,000	Bushels	10.0%	$7,148,000
Natural Gas	1,000,000	MMBTU	10.0%	$750,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2018. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. For example, in April 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%, and increased such tariff again in July 2018 from 45% to 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market, as exports continued to China through March 2018. Since March 2018, however, exports to China have been negligible.    The increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

Hardship waivers granted to “small refineries” negatively impact domestic demand, which could adversely affect our operations and profitability.

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of February 2019, the EPA reported that approximately 1.46 billion RINs, which is approximately 13.62 billion gallons of gasoline and diesel, have been exempted from meeting the RVOs for the 2017 compliance year. Petitions for waivers for the 2018 compliance year, as well as remaining petitions for the 2017 compliance year, are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

The prices of ethanol and distillers’ grains may decline because of trade barriers imposed by foreign countries with respect to ethanol and distillers’ grains originating in the U.S., thereby negatively affect our profitability.

An increasing amount of our industry’s products are being exported, and U.S. production has grown to supply the foreign marketplace. However, the volume of ethanol and distillers’ grains exports may decline. If producers and exporters of ethanol and distillers’ grains are subjected to increased trade barriers when selling products to foreign customers, like the various tariffs currently in effect, then the supply of the products to the domestic market may increase, and there may be a reduction in the value of these products to producers like us in the United States.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three months ended January 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Members’ Equity for the three months ended January 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 18, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 18, 2019	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer