Form 10-Q
period 2019-04-30
Heron Lake BioEnergy, LLC
filed 2019-06-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2019

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

As of June 14, 2019, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2019	October 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$3,178,667	$5,995,982
Restricted cash	259,656	—
Accounts receivable	3,714,549	3,952,687
Inventory	5,579,963	6,398,686
Commodity derivative instruments	—	425,638
Prepaid expenses and other current assets	806,613	392,980
Total current assets	13,539,448	17,165,973

Property and Equipment, net	41,720,557	44,149,925

Other assets	685,884	704,958

Total Assets	$55,945,889	$62,020,856

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$309,917	$391,934
Accounts payable	2,477,310	5,413,915
Commodity derivative instruments	67,063	25,180
Accrued expenses	652,304	843,875
Total current liabilities	3,506,594	6,674,904

Long-Term Debt, less current portion	637,383	567,267

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both April 30, 2019 and October 31, 2018	49,916,054	53,054,846
Non-controlling interest	1,885,858	1,723,839
Total members' equity	51,801,912	54,778,685

Total Liabilities and Members' Equity	$55,945,889	$62,020,856

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$25,494,797	$29,880,856	$51,192,317	$57,853,307

Cost of Goods Sold	25,914,451	27,753,049	52,645,771	54,144,318

Gross Profit (Loss)	(419,654)	2,127,807	(1,453,454)	3,708,989

Operating Expenses	(855,755)	(841,984)	(1,775,282)	(1,707,027)

Operating Income (Loss)	(1,275,409)	1,285,823	(3,228,736)	2,001,962

Other Income (Expense):
Interest income	13,598	9,049	42,400	31,022
Interest expense	(7,416)	(9,753)	(15,330)	(28,366)
Other income, net	224,688	71,012	224,893	329,224
Total other income, net	230,870	70,308	251,963	331,880

Net Income (Loss)	(1,044,539)	1,356,131	(2,976,773)	2,333,842

Less: Net Income Attributable to Non-controlling Interest	(70,613)	(85,113)	(162,019)	(200,827)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,115,152)	$1,271,018	$(3,138,792)	$2,133,015

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.01)	$0.02	$(0.04)	$0.03

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.00	$0.11

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Net income attributable to non-controlling interest	—	—	—	70,613	70,613
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(1,115,152)	—	(1,115,152)

Balance—April 30, 2019	62,932,107	15,000,000	$49,916,054	$1,885,858	$51,801,912

Balance—October 31, 2017	62,932,107	15,000,000	$60,767,951	$1,493,062	$62,261,013

Member Distributions	—	—	(8,568,321)	(81,000)	(8,649,321)
Net income attributable to non-controlling interest	—	—	—	115,714	115,714
Net income attributable to Heron Lake BioEnergy, LLC	—	—	861,997	—	861,997

Balance—January 31, 2018	62,932,107	15,000,000	$53,061,627	$1,527,776	$54,589,403

Net income attributable to non-controlling interest	—	—	—	85,113	85,113
Net income attributable to Heron Lake BioEnergy, LLC	—	—	1,271,018	—	1,271,018

Balance—April 30, 2018	62,932,107	15,000,000	$54,332,645	$1,612,889	$55,945,534

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2019	2018
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income (loss)	$(2,976,773)	$2,333,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	2,575,009	2,466,645
Gain on sale of asset	—	(24,815)
Change in fair value of commodity derivative instruments	(229,470)	296,887
Changes in operating assets and liabilities:
Accounts receivable	238,138	345,412
Inventory	818,723	975,169
Commodity derivative instruments	696,991	(27,887)
Prepaid expenses and other current assets	(413,633)	(117,622)
Accounts payable	(2,920,501)	(2,427,768)
Accrued expenses	(191,571)	165,532
Net cash provided by (used in) operating activities	(2,403,087)	3,985,395

Cash Flows from Investing Activities:
Capital expenditures	(142,671)	(471,059)
Proceeds from disposal of asset	—	24,815
Net cash used in investing activities	(142,671)	(446,244)

Cash Flows from Financing Activities:
Payments on long-term debt	(11,901)	(121,892)
Distributions to Heron Lake BioEnergy, LLC members	—	(8,568,321)
Distribution to non-controlling interest	—	(81,000)
Net cash used in financing activities	(11,901)	(8,771,213)

Net decrease in cash and restricted cash	(2,557,659)	(5,232,062)

Cash and Restricted Cash—Beginning of period	5,995,982	10,065,367

Cash and Restricted Cash—End of period	$3,438,323	$4,833,305

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$3,178,667	$4,223,469
Restricted Cash - Balance Sheet	259,656	609,836
Cash and Restricted Cash	$3,438,323	$4,833,305

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$15,330	$18,613

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$29,464	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2019 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2019

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

April 30, 2019

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended April 30, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended April 30, 2019 and 2018 have been presented.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Margins improved for the second fiscal quarter of 2019.  The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs though the next twelve months.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the periods ended April 30, 2019:

	Three Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$20,039,824	$—	$20,039,824
Distillers’ Grains	4,082,536	—	4,082,536
Corn Oil	725,199	—	725,199
Other	260,264	—	260,264
Natural Gas	—	386,974	386,974
Total Revenues	$25,107,823	$386,974	$25,494,797

	Six Months Ended April 30, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$38,437,976	$—	$38,437,976
Distillers’ Grains	9,567,891	—	9,567,891
Corn Oil	1,689,610	—	1,689,610
Other	524,567	—	524,567
Natural Gas	—	972,273	972,273
Total Revenues	$50,220,044	$972,273	$51,192,317

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

4.INVENTORY

Inventory consisted of the following:

	April 30, 2019	October 31, 2018
	(unaudited)
Raw materials	$867,175	$1,215,640
Work in process	813,150	571,228
Finished goods	2,650,584	3,436,175
Supplies	1,249,054	1,175,643
Totals	$5,579,963	$6,398,686

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $555,000 and $50,000 for the six months ended April 30, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $58,000 for the six months ended April 30, 2019.

5.DERIVATIVE INSTRUMENTS

As of April 30, 2019, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,360,000 bushels, comprised of short corn futures positions on 610,000 bushels that were entered into to hedge forecasted corn purchases through December 2020. Additionally, there are corn options positions of 4,750,000 bushels through July 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2019, the Company had approximately $260,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at April 30, 2019, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$67,063
Totals		$—	$67,063

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

April 30, 2019

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Location	2019	2018	2019	2018
Corn contracts	Cost of goods sold	$135,178	$(339,007)	$229,470	$(491,661)
Ethanol contracts	Revenues	—	111,123	—	196,372
Natural gas contracts	Cost of goods sold	—	(13,936)	—	(1,598)
Total gain (loss)		$135,178	$(241,820)	$229,470	$(296,887)

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2019:

Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated		in Active Markets	Observable Inputs	Unobservable Inputs
Financial Liabilities:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$67,063	$67,063	$67,063	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

7.DEBT FINANCING

Long-term debt consists of the following:

	April 30, 2019	October 31, 2018
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	947,300	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in February 2019.	—	11,901
Totals	947,300	959,201
Less amounts due within one year	309,917	391,934
Net long-term debt	$637,383	$567,267

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

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000. Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.58% at April 30, 2019.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at April 30, 2019 and October 31, 2018 was $4,000,000.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020. Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 5.33% at April 30, 2019. The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at April 30, 2019 and $4,000,000 at October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at April 30, 2019 are as follows based on the most recent debt agreements:

2020	$309,917
2021	333,977
2022	303,406
Total debt	$947,300

8.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2019, the Company had cash and basis contracts for forward corn purchase commitments for approximately 1,435,000 bushels for various delivery periods through October 2020.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $179,000 at April 30, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Forward Contracts

At April 30, 2019, the Company had fixed and basis contracts to sell approximately $11,279,000 of ethanol for various delivery periods through June 2019, which approximates 83% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At April 30, 2019, the Company had forward contracts to sell approximately $505,000 of distillers’ grains for delivery through May 2019, which approximates 30% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At April 30, 2019, the Company had forward contracts to sell approximately $515,000 of corn oil for delivery periods through June 2019, which approximates 75% of its anticipated corn oil sales for that period.

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

April 30, 2019

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at April 30, 2019 and October 31, 2018.

On December 21, 2017, Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $99,000 and $101,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $221,000 and $238,000 for the six months ended April 30, 2019 and 2018, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $2,636,000 and $2,642,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $4,585,000 and $7,097,000 for the six months ended April 30, 2019 and 2018, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $52,000 and $49,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $104,000 and $97,000 for the six months ended April 30, 2019 and 2018, respectively. The management and operating agreement with SEI expires July 1, 2019, unless earlier terminated for cause as defined in the agreement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2019

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs. The Company recorded project management fees and capital work of approximately $22,000 and $8,000 for the three months ended April 30, 2019 and 2018, respectively, and approximately $31,000 and $15,000 for the six months ended April 30, 2019 and 2018, respectively. The project management with SEI expires June 30, 2019, unless earlier terminated for cause as defined in the agreement.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$25,107,823	$29,466,184	$50,220,044	$56,744,277
Natural gas pipeline	818,007	858,660	1,857,632	2,014,934
Eliminations	(431,033)	(443,988)	(885,359)	(905,904)
Total Revenue	$25,494,797	$29,880,856	$51,192,317	$57,853,307

	Three Months Ended		Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$(1,584,041)	$910,536	$(3,929,344)	$1,134,975
Natural gas pipeline	471,249	568,652	1,034,522	1,256,780
Eliminations	(162,617)	(193,365)	(333,914)	(389,793)
Operating Income (Loss):	$(1,275,409)	$1,285,823	$(3,228,736)	$2,001,962

	April 30, 2019	October 31, 2018
Assets:	(unaudited)
Ethanol production	$43,291,530	$49,540,279
Natural gas pipeline	12,654,359	12,480,577
Total Assets	$55,945,889	$62,020,856

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2019 and 2018.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations.  We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and natural gas transportation.  Refer to Note 11, “Business Segments,” of the notes to the condensed consolidated unaudited financial statements for financial information about our financial reporting segments.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2019, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain negative during the remainder of the fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the potential Renewable Fuels Standard (“RFS”) reset, will contribute to the projected tight margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat, increased waivers of small refiner RVOs by the EPA has contributed to management’s expectation regarding margins. The impact of the increases in small refiner waivers granted by the EPA and the reductions in Chinese imports continues to have a negative impact on prices for renewable identification numbers (“RINs”) for corn-based ethanol.  As a result, RINs prices remain lower, removing a blending incentive from the ethanol marketplace.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, continues to increase with increased exports to various foreign markets, including Brazil, Canada, India, Peru, Philippines, and Switzerland, in response to higher blending mandates and octane demand within the foreign countries and lower domestic ethanol prices.  In April 2018, in response to the tariffs imposed by the

Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. As a result, recent exports to China have been negligible. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Our margins have been negatively impacted during the three months ended April 30, 2019 by the lower prices received for our distillers’ grains. During our second fiscal quarter of 2019, distillers’ grains prices fell, due to lower export demand and decreased production. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been positively impacted during the three months ended April 30, 2019 by steady demand. However, from a historic perspective, corn oil prices over the past few years have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

Current US ethanol production capacity exceeds the EPA’s 2018 and 2019 RVOs that can be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” As a result, the EPA is proposing a rulemaking that proposes modifying the applicable volumes targets for cellulosic biofuel, advanced biofuel, and total renewable fuels for the years 2020-2022. The rulemaking was scheduled to be proposed in January 2019, but was delayed, likely due to the partial government shutdown in January 2019. However, in May 2019, the EPA delivered the proposed rule to the White House Office of Management and Budget for its review. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

There is growing availability of E85 for use in flexible fuel vehicles; however, it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. Widespread adoption of E15 has been hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may have been limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may have prevented E15 from being used during certain times of the year in various states. In October 2018, President Trump directed the EPA to promulgate regulations making E15 available year-round. On March 4, 2019, the EPA sent a proposed rule to the Office of Management and Budget for its review. The proposed rule was published on March 12, 2019. On May 30, 2019, the EPA finalized the rule to allow E15 to be sold year-round. It is important to note that the oil industry is expected to challenge the final rule, and, in the event of such a challenge, there is no guarantee that the final rule will be upheld. The threat of a legal challenge itself could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of May 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. Additionally, there is one petition pending for the 2017 compliance year. As of May 2019, 40 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-nine of such petitions are currently pending.

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

On May 1, 2018, the Advanced Biofuels Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied a motion by the Advanced Biofuels Association seeking a preliminary injunction to prevent the EPA from granting any additional small refinery exemptions under the RFS until its pending lawsuit with the agency is resolved.

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

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2019 final rule, in addition to the year-round E15 rule, signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

Tax Cuts and Jobs Act

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

Results of Operations for the Three Months Ended April 30, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2019 and 2018 (amounts in thousands).

	Three Months Ended April 30,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$25,495	100.0%	$29,881	100.0%
Cost of Goods Sold	25,914	101.6%	27,753	92.9%
Gross Profit (Loss)	(419)	(1.6)%	2,128	7.1%
Operating Expenses	(856)	(3.4)%	(842)	(2.8)%
Operating Income (Loss)	(1,275)	(5.0)%	1,286	4.3%
Other Income, net	231	0.9%	70	0.2%
Net Income (Loss)	(1,044)	(4.1)%	1,356	4.5%
Less: Net Income Attributable to Non-controlling Interest	(71)	(0.3)%	(85)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(1,115)	(4.4)%	$1,271	4.2%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 98.4% of our total revenues for the three months ended April 30, 2019 and approximately 98.6% of our total revenues for the three months ended April, 2018.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 1.6% of our consolidated revenues for the three months ended April 30, 2019 and 1.4% of our consolidated revenues for the three months ended April 30, 2018.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$20,040	78.6%
Distillers' grains sales	4,079	16.0%
Corn oil sales	725	2.8%
Corn syrup sales	260	1.0%
Agrinatural revenues (net of intercompany eliminations)	391	1.6%
Total Revenues	$25,495	100.0%

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

Our total consolidated revenues decreased by approximately 14.7% for the three months ended April 30, 2019, as compared to the three months ended April 30, 2018, due to decreases in the average price received for our ethanol and distillers’ grains, in addition to decreases in volumes sold of our ethanol, distillers’ grains and corn oil, which was partially offset by an increase in the average price received for our corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2019 and 2018:

	Three Months Ended April 30, 2019		Three Months Ended April 30, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	16,390	$1.22	17,952	$1.28
Distillers' grains (tons)	32	$129.24	38	$142.15
Corn oil (pounds)	2,942	$0.25	4,301	$0.23

Ethanol

Total revenues from sales of ethanol decreased by approximately 12.7% for the three months ended April 30, 2019, compared to the same period of 2018 due to an approximately 4.4% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2018, coupled with an approximately 8.7% decrease in the volume of ethanol sold from period to period.  The decrease in ethanol prices was due to increased production industry-wide which resulted in higher inventories. Additionally, concerns related to ongoing trade disputes and RVO waivers granted by the EPA exempting certain refiners from compliance with the RFS negatively impacted ethanol prices.

We sold fewer gallons of ethanol during the three months ended April 30, 2019 as compared to the same period of 2018 primarily due to lower production in the 2019 period. However, the amount of ethanol we produced per bushel of corn we ground was slightly more for the three months ended April 30, 2019 compared to the same period of 2018, which slightly offset the impact on our profitability.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2019, we had fixed and basis contracts for forward ethanol sales for various delivery periods through June 2019 valued at approximately $11.3 million.  Separately, ethanol derivative instruments resulted in no gain or loss for the three months ended April 30, 2019. In comparison, we had a gain on ethanol derivative instruments of approximately $111,000 for the three months ended April 30, 2018.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 24.7% for the three months ended April 30, 2019 compared to the same period of 2018.  This decrease was due to an approximately 9.1% decrease in the average price per ton we received for our distillers’ grains for the three months ended April 30, 2019 compared to the same period of 2018, coupled with an approximately 17.2% decrease in the volumes of distillers’ grains sold from period to period.  The decrease in distillers’ grains prices was due to lessened export demand. We sold fewer tons of distillers’ grains in the three months ended April 30, 2019 as compared to the same period in 2018 due to overall decreased production at the ethanol plant.

At April 30, 2019, we had forward distillers’ grains sales contracts valued at approximately $505,000 for various delivery periods through May 2019.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 25.4% for the three months ended April 30, 2019 compared to the same period of 2018, due to an approximately 31.6% decrease in pounds sold, which was partially offset by an increase of approximately 9.0% in the average price per pound we received for our corn oil from period to period. We sold fewer pounds of corn oil during the three months ended April 30, 2019 as compared to the same period in 2018 due to reduced ethanol production and decreased oil extraction rates per bushel of corn for the three months ended April 30, 2019 compared to the same period of 2018. Management expects our corn oil production will be relatively stable going forward.

Management attributes the decrease in corn oil prices to lower prices for soybean oil, which may be substituted for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to negatively impact corn oil prices.

At April 30, 2019, we had forward corn oil sales contracts valued at approximately $515,000 for various delivery periods through June 2019.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 6.6% for the three months ended April 30, 2019, compared to the three months ended April 30, 2018. Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 101.6% for the three months ended April 30, 2019 compared to 92.9% for the same period of 2018.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2019 and 2018 was approximately $1.42 and $1.39 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2019:

	Three Months Ended April 30, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$17,615	68.0%
Natural gas costs	1,766	6.8%
All other components of costs of goods sold	6,533	25.2%
Total Cost of Goods Sold	$25,914	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 9.8% less for the three months ended April 30, 2019 compared to the same period of 2018.  The decrease resulted from an approximately 12.5% decrease in the number of bushels of corn processed from period to period, which was partially offset by an approximately 4.4% increase in the average price per bushel paid for corn from period to period. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher and are likely to continue to increase depending on the actual number of bushels of corn harvested in the fall of 2019.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2019 was approximately $0.11 lower than the corn-ethanol price spread we experienced for same period of 2018.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2019 we had approximately 1.4 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through October 2020.

Our corn derivative positions resulted in a gain of approximately $135,000 for the three months ended April 30, 2019 and a loss of approximately $339,000 for the three months ended April 30, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 0.8% for the three months ended April 30, 2019 compared to the same period of 2018.  Management attributes this increase in cost of natural gas from period to period to increased demand and lower natural gas inventories.

We had no gain or loss on natural gas derivative instruments for the three months ended April 30, 2019. In comparison, we had a loss on natural gas derivative instruments of approximately $14,000 for the three months ended April 30, 2018.We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended April 30, 2019 increased approximately 1.6% compared to the three months ended April 30, 2018. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income (Loss)

Our income from operations for the three months ended April 30, 2019 decreased by approximately $2.6 million compared to the same period of 2018.  This decrease resulted largely from declines in prices for our ethanol and distillers’ grains as well reduced sales and production during the 2019 period.

Other Income, Net

We had net other income of approximately $231,000 during the three months April 30, 2019 compared to net other income of approximately $70,000 for the same period of 2018.  We had more other income the three months ended April 30, 2019 compared to the same period of 2018 due primarily to the timing of payments and patronage/dividend amounts received in the 2019 period.

Results of Operations for the Six Months Ended April 30, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019 and 2018 (amounts in thousands).

	Six Months Ended April 30,
	2019		2018
Statement of Operations Data	(unaudited)%		(unaudited)%
Revenues	$51,192	100.0%	$57,853	100.0%
Cost of Goods Sold	52,646	102.8%	54,144	93.6%
Gross Profit (Loss)	(1,453)	(2.8)%	3,709	6.4%
Operating Expenses	(1,776)	(3.5)%	(1,707)	(3.0)%
Operating Income (Loss)	(3,229)	(6.3)%	2,002	3.4%
Other Income, net	252	0.5%	332	0.6%
Net Income (Loss)	(2,977)	(5.8)%	2,334	4.0%
Less: Net Income Attributable to Non-controlling Interest	(162)	(0.3)%	(201)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(3,139)	(6.1)%	$2,133	3.7%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 98.1% and 98.1% of our total consolidated revenues for the six months ended April 30, 2019 and 2018, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented 1.9% and 1.9% of our consolidated revenues for the six months ended April 30, 2019 and 2018, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019:

	Six Months Ended April 30, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$38,438	75.1%
Distillers' grains sales	9,568	18.7%
Corn oil sales	1,689	3.3%
Corn syrup sales	525	1.0%
Agrinatural revenues (net of intercompany eliminations)	972	1.9%
Total Revenues	$51,192	100.0%

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

Our total consolidated revenues decreased by approximately 11.5% for the six months ended April 30, 2019, as compared to the same period of 2018, due to a decrease in the average price received for our ethanol and decreased sales of our products, which was partially offset by an increase in the average price received for our distillers’ grains and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30, 2019		Six Months Ended April 30, 2018
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	33,018	$1.16	35,258	$1.24
Distillers' grains (tons)	71	$135.55	82	$129.43
Corn oil (pounds)	6,807	$0.25	9,245	$0.24

Ethanol

Total revenues from sales of ethanol decreased by approximately 11.9% for the six months ended April 30, 2019 compared to the same period of 2018 due to an approximately 6.4%  decrease in the volume sold due to decreased production during the 2019 period, in addition to an approximately 5.9%  decrease in average price per gallon we received for our ethanol from period to period. The decrease in ethanol prices resulted principally from increased production industry-wide, which exceeded demand, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in no gain or loss for the six months ended April 30, 2019.  In comparison, we had a gain on ethanol derivative instruments of approximately $196,000 during the six months ended April 30, 2018.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $555,000 and $50,000 for the six months ended April 30, 2019 and 2018, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 9.3% for the six months ended April 30, 2019 compared to the same period of 2018.  This decrease is due to an approximately 13.4% decrease in the volume sold, which was partially offset by an approximately 4.7% increase in the average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a stronger domestic market due to increases in prices of soybean meal and increased export demand. We produced and sold fewer total tons of distillers’ grains during the six months ended April 30, 2019 compared to the six months ended April 30, 2018 due to decreased ethanol production in the 2019 period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 25.1% for the six months ended April 30, 2019 compared to the six months ended April 30, 2018 due primarily to an approximately 26.4% decrease in pounds sold, which was partially offset by an approximately 1.7%  increase in the average price per pound we received for our corn oil from period to period. The decrease in volume sold for the six months ended April 30, 2019 compared to the same period of 2018 is attributable to decreased ethanol production during the six months ended April 30, 2018.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.8% for the six months ended April 30, 2019, as compared to the six months ended April 30, 2018.  As a percentage of revenues, however, our cost of goods sold increased to approximately 102.8% for the six months ended April 30, 2019, as compared to approximately 93.6% for the same period in 2018 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2019 and 2018 was approximately $1.43 and $1.38 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2019:

	Six Months Ended April 30, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$37,833	71.9%
Natural gas costs	4,001	7.6%
All other components of costs of goods sold	10,812	20.5%
Total Cost of Goods Sold	$52,646	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 2.9% less for the six months ended April 30, 2019 compared to the same period of 2018, due primarily to an approximately 7.9% decrease in the number of bushels of corn processed, which was partially offset by an approximately 5.4% increase in the average price per bushel paid for corn from period to period.  For the six months ended April 30, 2019 and 2018, we processed approximately 10.9 million and 11.8 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2019, was approximately $0.14 lower than the corn-ethanol price spread we experienced for same period of 2018.

We had a gain related to corn derivative instruments of approximately $229,000 for the six months ended April 30, 2019, which decreased our costs of goods sold.  Comparatively, we had losses related to corn derivative instruments of approximately $492,000 for the six months ended April 30, 2018, which increased our cost of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $58,000 for the six months ended April 30, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $179,000 at April 30, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs increased 11.4% for the six months ended April 30, 2019 as compared to the six months ended April 30, 2018. The increase in natural gas costs was primarily due to higher production levels and colder weather during the 2019 period.

We had no gain or loss on natural gas derivative positions during the six months ended April 30, 2019. Comparatively, our natural gas derivative positions resulted in a loss of approximately $2,000 during the six months ended April 30, 2018, which increased our cost of goods sold.

Operating Expenses

Operating expenses for the six months ended April 30, 2019 increased by approximately 4.0% compared to the six months ended April 30, 2018.

Operating Income (Loss)

Our income from operations for the six months ended April 30, 2019 was approximately $5.2 million less compared to the same period of 2018.  This decrease resulted largely from increased prices for our corn relative to the price of ethanol and narrowed operating margin.

Other Income, Net

We had net other income of approximately $252,000 and $332,000 during the six months ended April 30, 2019 and 2018, respectively.  We had less other income primarily due to the timing of payments and less patronage amounts received during the 2018 period.

Changes in Financial Condition at April 30, 2019 and October 31, 2018

The following table highlights our financial condition at April 30, 2019 and October 31, 2018 (amounts in thousands):

	April 30, 2019	October 31, 2018
Current Assets	$13,539	$17,166
Total Assets	$55,946	$62,021
Current Liabilities	$3,507	$6,675
Long-Term Debt, less current portion	$637	$567
Members' Equity attributable to Heron Lake BioEnergy, LLC	$49,916	$53,055
Non-Controlling Interest	$1,886	$1,724

The decrease in total current assets is attributable to a decrease in cash on hand of approximately $2.8 million at April 30, 2019 compared to October 31, 2018.  The decrease in cash was due primarily to approximately $2.4 million net cash used in operating activities for the six months ended April 30, 2019.  Additionally, we had decreases in the value of our commodity derivative instruments of approximately $426,000 at April 30, 2019 compared to October 31, 2018. Offsetting these decreases was an increase in prepaid expenses and other current assets of approximately $414,000 at April 30, 2019 compared to October 31, 2018.  Also contributing to the decrease in total assets was an approximately $2.4 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $3.2 million at April 30, 2019 compared to October 31, 2018, due to decreases of approximately $3.0 million in accounts payable and approximately $125,000 in accrued expenses. Our accounts payable were less at April 30, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the six months ended April 30, 2019.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $3.1 million at April 30, 2019 compared to October 31, 2018.  The decrease was related to the net loss attributable to HLBE during the six months ended April 30, 2019.

Non-controlling interest totaled approximately $1.9 million and $1.7 million at April 30, 2019 and October 31, 2018. This is directly related to recognition of the 27% non-controlling interest in Agrinatural at April 30, 2019 and October 31, 2018.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2019	2018
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(2,403)	$3,985
Net cash used in investing activities	$(143)	$(446)
Net cash used in financing activities	$(12)	$(8,771)
Net decrease in cash and restricted cash	$(2,558)	$(5,232)

Operating Cash Flows

During the three months ended April 30, 2019, we used more cash in operating activities compared to the same period of 2018 primarily due to net loss in the 2019 period.  Additionally, changes in various working capital components, including inventory, prepaid expenses, accrued expenses and accounts payable also contributed to the increase in cash used during the 2019 period.

Investing Cash Flows

We used less cash for investing activities for the three months ended April 30, 2019 compared to the same period of 2018 due to a decrease in capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment received in the 2018 period.

Financing Cash Flows

During the three months ended April 30, 2019, we used cash to make payments of approximately $12,000 on our long-term debt.  Comparatively, during the same period of 2018, we used cash to make payments of approximately $122,000 on our long-term debt, approximately $8.6 million in distributions to our unit holders, and approximately $81,000 in distributions to non-controlling interests.

Indebtedness

Compeer Credit Facility

We have a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.  This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment. In exchange for the loans, we granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of April 30, 2019 and October 31, 2018, there were no amounts outstanding under our credit facility with Compeer and the aggregate principal amount available to the Company for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

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

At April 30, 2019, the Company was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility.  If we fail to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

Other Credit Arrangements

In addition to our primary credit arrangement with Compeer, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.  In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019.  The parties have agreed that prior to the scheduled expiration of the agreement, they will negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties. The Company is currently in discussions with the City of Heron Lake to facilitate the Company’s purchase of such wells and related facilities, provided that the Company will, pursuant to a successful purchase, provide water service to at least one identified industrial customer. In the event that the purchase is not consummated, the City of Heron Lake and the Company will continue to extend the current agreement in substantially the form as currently operating.

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

There was a total of approximately $947,000 and $959,000 in outstanding water revenue bonds at April 30, 2019 and October 31, 2018, respectively. We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, the Company has a security interest in all of Agrinatural’s assets. The Company expects to be fully paid with regard to the Original Agrinatural Credit Facility. The Company expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.4 million and $1.5 million at April 30, 2019 and October 31, 2018, respectively.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, the Company has a security interest in all of Agrinatural’s assets. The Company expects to be fully paid with regard to the Additional Agrinatural Credit Facility. The Company expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.9 million at April 30, 2019 and $2.0 million at October 31, 2018.

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

At April 30, 2019, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of April 30, 2019, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of April 30, 2019, we had price protection in place for approximately 21%  of our anticipated corn and natural gas needs for the next 12 months and approximately 14%, 5%, and 12.5% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next 12 twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2019.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	April 30, 2019	Change to Income
Ethanol	58,500,000	Gallons	10.0%	$7,020,000
Corn	22,700,000	Bushels	10.0%	$7,786,000
Natural Gas	1,320,000	MMBTU	10.0%	$442,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as April 30, 2019.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of May 2019, the EPA reported that approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, have been exempted from meeting the RVOs for the 2017 compliance year. Petitions for waivers for the 2018 compliance year, as well as a remaining petition for the 2017 compliance year, are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2019 and 2018; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and six months ended April 30, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 14, 2019	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer