Form 10-Q
period 2019-07-31
Heron Lake BioEnergy, LLC
filed 2019-09-16
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2019

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

(507) 793-0077

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
None	NA	NA

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

As of September 16, 2019, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2019	October 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$6,043,558	$5,995,982
Accounts receivable	760,772	3,952,687
Inventory	8,830,230	6,398,686
Commodity derivative instruments	304,690	425,638
Prepaid expenses and other current assets	690,882	392,980
Total current assets	16,630,132	17,165,973

Property and Equipment, net	40,375,478	44,149,925

Other assets	676,347	704,958

Total Assets	$57,681,957	$62,020,856

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$319,962	$391,934
Accounts payable	4,172,709	5,413,915
Commodity derivative instruments	43,750	25,180
Accrued expenses	511,261	843,875
Total current liabilities	5,047,682	6,674,904

Long-Term Debt, less current portion	470,778	567,267

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both July 31, 2019 and October 31, 2018	50,242,633	53,054,846
Non-controlling interest	1,920,864	1,723,839
Total members' equity	52,163,497	54,778,685

Total Liabilities and Members' Equity	$57,681,957	$62,020,856

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$27,367,787	$26,252,916	$78,560,104	$84,106,223

Cost of Goods Sold	26,119,684	25,160,502	78,765,455	79,304,820

Gross Profit (Loss)	1,248,103	1,092,414	(205,351)	4,801,403

Operating Expenses	(866,410)	(719,371)	(2,641,692)	(2,426,398)

Operating Income (Loss)	381,693	373,043	(2,847,043)	2,375,005

Other Income (Expense):
Interest income	19,475	17,721	61,875	48,743
Interest expense	(42,990)	(53,190)	(58,320)	(81,556)
Other income, net	3,407	360	228,300	329,584
Total other income (expense), net	(20,108)	(35,109)	231,855	296,771

Net Income (Loss)	361,585	337,934	(2,615,188)	2,671,776

Less: Net Income Attributable to Non-controlling Interest	(35,006)	(35,248)	(197,025)	(236,075)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$326,579	$302,686	$(2,812,213)	$2,435,701

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$0.00	$0.00	$(0.04)	$0.03

Distributions Per Unit (Class A and B)	$0.00	$0.00	$0.00	$0.11

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members' equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Net income attributable to non-controlling interest	—	—	—	70,613	70,613
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(1,115,152)	—	(1,115,152)

Balance—April 30, 2019	62,932,107	15,000,000	$49,916,054	$1,885,858	$51,801,912

Net income attributable to non-controlling interest	—	—	—	35,006	35,006
Net income attributable to Heron Lake BioEnergy, LLC	—	—	326,579	—	326,579

Balance—July 31, 2019	62,932,107	15,000,000	$50,242,633	$1,920,864	$52,163,497

Balance—October 31, 2017	62,932,107	15,000,000	$60,767,951	$1,493,062	$62,261,013

Member Distributions	—	—	(8,568,321)	(81,000)	(8,649,321)
Net income attributable to non-controlling interest	—	—	—	115,714	115,714
Net income attributable to Heron Lake BioEnergy, LLC	—	—	861,997	—	861,997

Balance—January 31, 2018	62,932,107	15,000,000	$53,061,627	$1,527,776	$54,589,403

Net income attributable to non-controlling interest	—	—	—	85,113	85,113
Net income attributable to Heron Lake BioEnergy, LLC	—	—	1,271,018	—	1,271,018

Balance—April 30, 2018	62,932,107	15,000,000	$54,332,645	$1,612,889	$55,945,534

Net income attributable to non-controlling interest	—	—	—	35,248	35,248
Net income attributable to Heron Lake BioEnergy, LLC	—	—	302,686	—	302,686

Balance—July 31, 2018	62,932,107	15,000,000	$54,635,331	$1,648,137	$56,283,468

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2019	2018
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net income (loss)	$(2,615,188)	$2,671,776
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	3,956,087	3,731,782
(Gain) loss on sale of asset	4,864	(24,815)
Change in fair value of commodity derivative instruments	(670,652)	(477,288)
Changes in operating assets and liabilities:
Accounts receivable	3,191,915	2,315,785
Inventory	(2,431,544)	548,080
Commodity derivative instruments	810,170	339,897
Prepaid expenses and other current assets	(297,902)	(186,562)
Accounts payable	(1,192,638)	(3,042,596)
Accrued expenses	(332,614)	(124,960)
Net cash provided by operating activities	422,498	5,751,099

Cash Flows from Investing Activities:
Capital expenditures	(206,461)	(1,282,904)
Proceeds from disposal of asset	—	24,815
Net cash used in investing activities	(206,461)	(1,258,089)

Cash Flows from Financing Activities:
Payments on long-term debt	(168,461)	(280,082)
Distributions to Heron Lake BioEnergy, LLC members	—	(8,568,321)
Distribution to non-controlling interest	—	(81,000)
Net cash used in financing activities	(168,461)	(8,929,403)

Net increase (decrease) in cash and restricted cash	47,576	(4,436,393)

Cash and Restricted Cash—Beginning of period	5,995,982	10,065,367

Cash and Restricted Cash—End of period	$6,043,558	$5,628,974

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$6,043,558	$5,605,354
Restricted Cash - Balance Sheet	—	23,620
Cash and Restricted Cash	$6,043,558	$5,628,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$58,320	$81,556

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$934,496

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2019 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2019

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

•

Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company’s ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company’s scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

•

Distillers grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between Gavilon and the Company.  Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

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

July 31, 2019

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the condensed consolidated statements of cash flows for the periods ended July 31, 2019 and 2018 have been adjusted from amounts previously reported.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, "Disclosure Update and Simplification," amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of members’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of members’ equity presented

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. Accordingly, the condensed consolidated statements of changes in members’ equity for the periods ended July 31, 2019 and 2018 have been presented.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and into 2019 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Margins improved for the third fiscal quarter of 2019.  The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the periods ended July 31, 2019:

	Three Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$21,645,992	$—	$21,645,992
Distillers’ Grains	4,371,122	—	4,371,122
Corn Oil	930,041	—	930,041
Other	320,001	—	320,001
Natural Gas	—	100,631	100,631
Total Revenues	$27,267,156	$100,631	$27,367,787

	Nine Months Ended July 31, 2019
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$60,083,968	$—	$60,083,968
Distillers’ Grains	13,939,013	—	13,939,013
Corn Oil	2,619,651	—	2,619,651
Other	844,568	—	844,568
Natural Gas	—	1,072,904	1,072,904
Total Revenues	$77,487,200	$1,072,904	$78,560,104

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

4.INVENTORY

Inventory consisted of the following:

	July 31, 2019	October 31, 2018
	(unaudited)
Raw materials	$1,815,539	$1,215,640
Work in process	790,484	571,228
Finished goods	4,899,627	3,436,175
Supplies	1,324,580	1,175,643
Totals	$8,830,230	$6,398,686

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $581,000 and $169,000 for the nine months ended July 31, 2019 and 2018, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $21,000 for the nine months ended July 31, 2019.

5.DERIVATIVE INSTRUMENTS

As of July 31, 2019, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 7,835,000 bushels, comprised of long futures positions on 1,200,000 bushels that were entered into to hedge forecasted ethanol sales through September 2019 and short corn futures positions on 2,135,000 bushels that were entered into to hedge forecasted corn purchases through December 2020. Additionally, there are corn options positions of 4,500,000 bushels through December 2019. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2019, the Company had no cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at July 31, 2019, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$304,690	$—
Ethanol contracts	Commodity derivative instruments	—	43,750
Totals		$304,690	$43,750

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

July 31, 2019

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Location	2019	2018	2019	2018
Corn contracts	Cost of goods sold	$409,362	$916,800	$638,832	$425,139
Ethanol contracts	Revenues	31,820	(142,625)	31,820	53,747
Natural gas contracts	Cost of goods sold	—	—	—	(1,598)
Total gain		$441,182	$774,175	$670,652	$477,288

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2019:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$304,690	$304,690	$304,690	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$43,750	$43,750	$43,750	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

7.DEBT FINANCING

Long-term debt consists of the following:

	July 31, 2019	October 31, 2018
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	790,740	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in February 2019.	—	11,901
Totals	790,740	959,201
Less amounts due within one year	319,962	391,934
Net long-term debt	$470,778	$567,267

Amended Credit Facility

The amended credit facility represents the credit arrangement the Company entered into as of April 6, 2018, with an effective date of March 29, 2018, which replaced a prior revolving term note. The amended credit facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment. The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The amended credit facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and seasonal line of credit and/or the imposition of fees, charges, or penalties and limit the Company’s ability to borrow additional funds. In October 2018, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, the Company received a waiver from its lender waiving this event of noncompliance.

As part of the amended credit facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue to act as the agent for the lender with respect to the amended credit facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000. Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 5.34% at July 31, 2019.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.50% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at July 31, 2019 and October 31, 2018 was $4,000,000.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020. Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 5.09% at July 31, 2019. The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at July 31, 2019 and October 31, 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at July 31, 2019 are as follows based on the most recent debt agreements:

2020	$319,962
2021	340,918
2022	129,860
Total debt	$790,740

8.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2019, the Company had cash and basis contracts for forward corn purchase commitments for approximately 2,272,000 bushels for various delivery periods through October 2020.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $145,000 at July 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Ethanol Forward Contracts

At July 31, 2019, the Company had fixed and basis contracts to sell approximately $13,322,000 of ethanol for various delivery periods through September 2019, which approximates 83% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At July 31, 2019, the Company had forward contracts to sell approximately $613,000 of distillers’ grains for delivery through August 2019, which approximates 30% of its anticipated distillers’ grain sales during that period.

Corn Oil Forward Contracts

At July 31, 2019, the Company had forward contracts to sell approximately $542,000 of corn oil for delivery periods through December 2019, which approximates 30% of its anticipated corn oil sales for that period.

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

July 31, 2019

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at July 31, 2019 and October 31, 2018.

On December 21, 2017, Heron Lake BioEnergy, LLC’s Board of Governors declared a cash distribution of $0.11 per unit, or approximately $8,573,000, for unit holders of record as of December 21, 2017.  The distribution was paid in January 2018.

10.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with GFE. Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $116,000 and $115,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $337,000 and $353,000 for the nine months ended July 31, 2019 and 2018, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $2,633,000 and $3,382,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $7,219,000 and $10,479,000 for the nine months ended July 31, 2019 and 2018, respectively.

Swan Engineering

Agrinatural has a management and operating agreement with Swan Engineering, Inc. (“SEI”).  SEI is an affiliate of Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural.  A controlling interest of RES is owned by the principal of SEI.

Under the management and operating agreement, SEI provides Agrinatural with day-to-day management and operation of Agrinatural's pipeline distribution business.  In exchange for these services, Agrinatural pays SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500.  The Company paid monthly base fee and variable customer management fee of approximately $35,000 and $50,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $139,000 and $147,000 for the nine months ended July 31, 2019 and 2018, respectively. The management and operating agreement with SEI expired June 30, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2019

Agrinatural also has a project management agreement with SEI.  Pursuant to the project management agreement, SEI supervises all Agrinatural's pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural pays SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural's board of managers, excluding capitalized marketing costs. The Company recorded project management fees and capital work of approximately $14,000 and $34,000 for the three months ended July 31, 2019 and 2018, respectively, and approximately $45,000 and $49,000 for the nine months ended July 31, 2019 and 2018, respectively. The project management agreement with SEI expired June 30, 2019, unless earlier terminated for cause as defined in the agreement. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Nine Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$27,267,156	$26,161,809	$77,487,200	$82,906,086
Natural gas pipeline	541,283	522,551	2,398,915	2,537,485
Eliminations	(440,652)	(431,444)	(1,326,011)	(1,337,348)
Total Revenue	$27,367,787	$26,252,916	$78,560,104	$84,106,223

	Three Months Ended		Nine Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$208,535	$182,265	$(3,720,809)	$1,317,240
Natural gas pipeline	322,222	358,466	1,356,744	1,615,246
Eliminations	(149,064)	(167,688)	(482,978)	(557,481)
Operating Income (Loss):	$381,693	$373,043	$(2,847,043)	$2,375,005

	July 31, 2019	October 31, 2018
Assets:	(unaudited)
Ethanol production	$45,502,188	$49,540,279
Natural gas pipeline	12,179,769	12,480,577
Total Assets	$57,681,957	$62,020,856

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2019 and 2018.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure, as well as small capital projects to improve operating efficiency.  We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly reports on Form 10-Q for the three months ended January 31, 2019 and the three months ended April 30, 2019, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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

Management currently believes that our margins will remain low during the remainder of the fiscal year 2019. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline.  Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2018. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the US Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, will contribute to the projected low margins.

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

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA August 2019 Short Term Energy Outlook, U.S. gasoline demand was approximately 9.3 million barrels per day in 2018 and is expected to stay at that same level in 2019. The EIA forecasts regular gasoline prices to average $2.62 per gallon in 2019 compared to the 2018 average of $2.73 per gallon. The EIA also estimates the summer peak price will gradually decrease from the peak in May at an average of $2.86 per gallon to an average $2.64 per gallon in September. Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. Throughout 2019, some U.S. ethanol plants temporarily suspended production due to negative margins and stagnant export projections caused by trade barriers.

In recent years, ethanol demand growth has resulted largely from increased exports.  However, export demand for ethanol is less consistent compared to domestic demand, which can lead to ethanol price volatility. Global demand for US ethanol, as reported by the EIA, has increased in recent years, with increased exports to various foreign markets, including Brazil, Canada, Colombia, South Korea, India, Peru, Philippines, United Arab Emirates, and United Kingdom, in response to higher blending mandates and octane demand within the foreign countries.  In April 2018, in response to the tariffs imposed by the Trump administration, China announced an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff to 45%. Subsequently, in July 2018, China announced an additional tariff on ethanol imports, bringing the total tariff to 70%. As a result, recent exports to China have been negligible. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017. In August 2019, Brazil announced that it raised the quota on U.S. ethanol imports under its tariff rate quota from 600 million liters per year to nearly 750 million liters per year. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

During our third fiscal quarter of 2019, distillers’ grains prices fell slightly, due to lower export demand and weakness in corn and soybean meal prices. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly positively impacted during the three months ended July 31, 2019 by steady demand. However, from a historic perspective, corn oil prices over the past few years have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In February 2018, legislation was signed extending the $1.00-per-gallon biodiesel blender tax credit retroactively to January 1, 2017. In February 2019, the Tax Extender and Disaster Relief Act of 2019 was introduced, which would reinstate the $1.00-per-gallon biodiesel blender tax credit retroactively from January 1, 2018 through December 31, 2019. In June 2019, the House Ways and Means Committee advanced the legislation. This legislation has not yet been approved, and, therefore, the tax credit has not yet been renewed. Management cannot predict whether this legislation or other legislation extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

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

On July 5, 2019, the EPA released a preliminary rule proposal for 2020 setting the blending requirements at 20.04 billion gallons, a slight increase from 2019 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any “hardship” waivers granted by the EPA to small refiners.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  As of August 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. One petition was withdrawn and one petition was denied for the 2017 compliance year. As of August 2019, 42 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-one of such petitions have been approved, six petitions have been denied, three petitions have been withdrawn, and two petitions are currently pending.

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

On May 1, 2018, the Advanced Biofuels Association submitted a petition with the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s process for granting exemptions from compliance under the RFS to small refineries. The Advanced Biofuel Association petition asks the court to review the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In May 2019, the U.S. Court of Appeals for the D.C. Circuit denied a motion by the Advanced Biofuels Association seeking a preliminary injunction to prevent the EPA from granting any additional small refinery exemptions under the RFS until its pending lawsuit with the agency is resolved. In August 2019, the U.S. Court of Appeals for the D.C. Circuit denied the petition, upholding the EPA’s decisions.

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

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. In June 2018, the court issued a stay pending further administrative proceedings. On July 30, 2019, the groups petitioned the court to lift such stay. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

Further, on July 31, 2018, Producers of Renewables United for Integrity Truth and Transparency filed a petition for review in the U.S. Court of Appeals for the D.C. Circuit, petitioning for review of final agency action by the EPA in its decision to allow the generation of RINs by obligated parties under the RFS that do not represent biofuel production in the year the RIN was generated. In May 2019, the court issued an order dismissing a portion of the lawsuit challenging the EPA’s timing, due to untimely filing. The order also transferred the RINs issues to the U.S. Court of Appeals for the 10th Circuit.

Also, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA. Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking.

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

Results of Operations for the Three Months Ended July 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2019 and 2018 (amounts in thousands).

	Three Months Ended July 31,
	2019		2018
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$27,368	100.0%	$26,253	100.0%
Cost of Goods Sold	26,120	95.4%	25,161	95.8%
Gross Profit	1,248	4.6%	1,092	4.2%
Operating Expenses	(866)	(3.2)%	(719)	(2.7)%
Operating Income	382	1.4%	373	1.5%
Other Income, net	(20)	(0.1)%	(35)	(0.1)%
Net Income	362	1.3%	338	1.4%
Less: Net Income Attributable to Non-controlling Interest	(35)	(0.1)%	(35)	(0.1)%
Net Income Attributable to Heron Lake BioEnergy, LLC	$327	1.2%	$303	1.3%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 99.6% of our total revenues for the three months ended July 31, 2019 and approximately 99.7% of our total revenues for the three months ended July 31, 2018.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 0.4% of our consolidated revenues for the three months ended July 31, 2019 and 0.3% of our consolidated revenues for the three months ended July 31, 2018.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended July 31, 2019:

	Three Months Ended July 31, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$21,646	79.1%
Distillers' grains sales	4,371	16.0%
Corn oil sales	930	3.4%
Corn syrup sales	320	1.1%
Agrinatural revenues (net of intercompany eliminations)	101	0.4%
Total Revenues	$27,368	100.0%

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

Our total consolidated revenues increased by approximately 4.2% for the three months ended July 31, 2019, as compared to the three months ended July 31, 2018, due to increases in the average price received for our ethanol and corn oil, which was partially offset by a decrease in the average price received for our distillers’ grains and decreases in volumes sold of our ethanol, distillers’ grains, and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019		Three Months Ended July 31, 2018
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,622	$1.39	15,647	$1.28
Distillers' grains (tons)	36	$120.65	42	$121.44
Corn oil (pounds)	3,715	$0.25	3,933	$0.23

Ethanol

Total revenues from sales of ethanol increased by approximately 8.1% for the three months ended July 31, 2019, compared to the same period of 2018 due to an approximately 8.6% increase in the average price per gallon we received for our ethanol as compared to the same period in 2018, which was partially offset by an approximately 0.2% decrease in the volume of ethanol sold from period to period.  The increase in ethanol prices was primarily due to the increase in corn prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2019, we had fixed and basis contracts for forward ethanol sales for various delivery periods through September 2019 valued at approximately $13.3 million.  Separately, ethanol derivative instruments resulted in a gain of approximately $32,000 for the three months ended July 31, 2019. In comparison, we had a loss on ethanol derivative instruments of approximately $143,000 for the three months ended July 31, 2018.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 14.2% for the three months ended July 31, 2019 compared to the same period of 2018.  This decrease was due to an approximately 14.3% decrease in the volumes of distillers’ grains sold in the three months ended July 31, 2019 compared to the same period of 2018, coupled with an approximately 0.7% decrease in the average price per ton we received for our distillers’ grains from period to period.    We sold fewer tons of distillers’ grains in the three months ended July 31, 2019 as compared to the same period in 2018 due to the timing of shipments.

At July 31, 2019, we had forward distillers’ grains sales contracts valued at approximately $613,000 for various delivery periods through August 2019.

Corn Oil

Total revenues from sales of corn oil increased by approximately 1.4% for the three months ended July 31, 2019 compared to the same period of 2018, due to an approximately 8.7% increase in the average price per pound we received for our corn oil from period to period, which was partially offset by a decrease of approximately 5.5% in pounds sold from period to period. We sold fewer pounds of corn oil during the three months ended July 31, 2019 as compared to the same period in 2018 due to slightly decreased oil extraction rates per bushel of corn for the three months ended July 31, 2019 compared to the same period of 2018.

Management attributes the increase in corn oil prices to lower corn oil supply and the potential usage by renewable biodiesel plants. Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2019 RVOs for biodiesel were only up slightly from the 2018 levels, which may result in lower biodiesel production unless the biodiesel tax credit is further extended by Congress. However, lower soybean oil prices could negatively impact corn oil prices.

At July 31, 2019, we had forward corn oil sales contracts valued at approximately $542,000 for various delivery periods through December 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 3.8% for the three months ended July 31, 2019, compared to the three months ended July 31, 2018. Conversely, as a percentage of revenues, our cost of goods sold decreased to approximately 95.4% for the three months ended July 31, 2019 compared to 95.8% for the same period of 2018.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2019 and 2018 was approximately $1.50 and $1.45 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2019:

	Three Months Ended July 31, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$21,772	83.4%
Natural gas costs	1,389	5.3%
All other components of costs of goods sold	2,959	11.3%
Total Cost of Goods Sold	$26,120	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 17.6% more for the three months ended July 31, 2019 compared to the same period of 2018.  The increase resulted from an approximately 15.0% increase in the average price per bushel paid for corn from period to period, coupled with an approximately 0.7% increase in the number of bushels of corn processed from period to period. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher and are likely to continue to increase depending on the actual number of bushels of corn harvested in the fall of 2019.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2019 was approximately $0.07 lower than the corn-ethanol price spread we experienced for same period of 2018.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2019 we had approximately 2.3 million bushels of cash and basis contracts for forward corn purchase commitments for various delivery periods through October 2020.

Our corn derivative positions resulted in a gain of approximately $409,000 for the three months ended July 31, 2019 and a gain of approximately $917,000 for the three months ended July 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 5.3% for the three months ended July 31, 2019 compared to the same period of 2018.  Management attributes this decrease in cost of natural gas from period to period to higher natural gas inventories.

We had no gain or loss on natural gas derivative instruments for the three months ended July 31, 2019 and 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 42.9% for the three months ended July 31, 2019 compared to the same period of 2018. Management attributes this decrease in costs from period to period to decreased costs for denaturant and various other chemicals.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs.  Operating expenses for the three months ended July 31, 2019 increased approximately 20.4% compared to the three months ended July 31, 2018 due to higher professional fees and industry association costs. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income

Our income from operations for the three months ended July 31, 2019 increased by approximately $9,000 compared to the same period of 2018.  This increase resulted largely from increases in prices for our ethanol and corn oil during the 2019 period.

Other Expense, Net

We had net other expense of approximately $20,000 during the three months ended July 31, 2019 compared to net other expense of approximately $35,000 for the same period of 2018.  We had less other expense the three months ended July 31, 2019 compared to the same period of 2018 due primarily to lower unused commitment fees during the 2019 period.

Results of Operations for the Nine Months Ended July 31, 2019 and 2018

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019 and 2018 (amounts in thousands).

	Nine Months Ended July 31,
	2019		2018
Statement of Operations Data	(unaudited)%		(unaudited)%
Revenues	$78,560	100.0%	$84,106	100.0%
Cost of Goods Sold	78,765	100.3%	79,305	94.3%
Gross Profit (Loss)	(205)	(0.3)%	4,801	5.7%
Operating Expenses	(2,642)	(3.4)%	(2,426)	(2.9)%
Operating Income (Loss)	(2,847)	(3.7)%	2,375	2.8%
Other Income, net	232	0.3%	297	0.4%
Net Income (Loss)	(2,615)	(3.4)%	2,672	3.2%
Less: Net Income Attributable to Non-controlling Interest	(197)	(0.3)%	(236)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(2,812)	(3.7)%	$2,436	2.9%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 98.6% of our total consolidated revenues for the nine months ended July 31, 2019 and 2018. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations) represented 1.4% of our consolidated revenues for the nine months ended July 31, 2019 and 2018.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019:

	Nine Months Ended July 31, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$60,084	76.5%
Distillers' grains sales	13,939	17.7%
Corn oil sales	2,620	3.3%
Corn syrup sales	844	1.1%
Agrinatural revenues (net of intercompany eliminations)	1,073	1.4%
Total Revenues	$78,560	100.0%

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

Our total consolidated revenues decreased by approximately 6.6% for the nine months ended July 31, 2019, as compared to the same period of 2018, due to a decrease in the average price received for our ethanol and decreased sales of our products, which was partially offset by an increase in the average price received for our distillers’ grains and corn oil.  The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2019 and 2018:

	Nine Months Ended July 31, 2019		Nine Months Ended July 31, 2018
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	48,640	$1.24	50,905	$1.25
Distillers' grains (tons)	107	$130.50	124	$126.71
Corn oil (pounds)	10,522	$0.25	13,179	$0.24

Ethanol

Total revenues from sales of ethanol decreased by approximately 5.6% for the nine months ended July 31, 2019 compared to the same period of 2018 due to an approximately 4.4% decrease in the volume sold due to decreased production during the 2019 period, in addition to an approximately 0.8% decrease in average price per gallon we received for our ethanol from period to period. The decrease in ethanol prices resulted principally from steady production industry-wide, resulting in higher inventories that pushed ethanol prices downward.

Our ethanol derivative instruments resulted in a gain of approximately $32,000 for the nine months ended July 31, 2019.  In comparison, we had a gain on ethanol derivative instruments of approximately $54,000 during the nine months ended July 31, 2018.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $581,000 and $169,000 for the nine months ended July 31, 2019 and 2018, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 11.0% for the nine months ended July 31, 2019 compared to the same period of 2018.  This decrease is due to an approximately 13.7% decrease in the volume sold, which was partially offset by an approximately 3.0% increase in the average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a stronger domestic market due to steady export demand. We produced and sold fewer total tons of distillers’ grains during the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018 due to decreased ethanol production in the 2019 period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 17.4% for the nine months ended July 31, 2019 compared to the nine months ended July 31, 2018 due primarily to an approximately 20.2% decrease in pounds sold, which was partially offset by an approximately 4.2%  increase in the average price per pound we received for our corn oil from period to period. The decrease in volume sold for the nine months ended July 31, 2019 compared to the same period of 2018 is attributable to decreased ethanol production during the nine months ended July 31, 2019.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 0.7% for the nine months ended July 31, 2019, as compared to the nine months ended July 31, 2018.  As a percentage of revenues, however, our cost of goods sold increased to approximately 100.3% for the nine months ended July 31, 2019, as compared to approximately 94.3% for the same period in 2018 due to the narrower margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2019 and 2018 was approximately $1.46 and $1.40 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2019:

	Nine Months Ended July 31, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$59,605	75.7%
Natural gas costs	5,390	6.8%
All other components of costs of goods sold	13,770	17.5%
Total Cost of Goods Sold	$78,765	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 3.7% more for the nine months ended July 31, 2019 compared to the same period of 2018, due primarily to an approximately 9.3% increase in the average price per bushel paid for corn, which was partially offset by an approximately 5.1% decrease in the number of bushels of corn processed from period to period. For the nine months ended July 31, 2019 and 2018, we processed approximately 16.6 million and 17.4 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2019, was approximately $0.12 lower than the corn-ethanol price spread we experienced for same period of 2018.

We had a gain related to corn derivative instruments of approximately $639,000 for the nine months ended July 31, 2019, which decreased our costs of goods sold.  Comparatively, we had a gain related to corn derivative instruments of approximately $425,000 for the nine months ended July 31, 2018, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $21,000 for the nine months ended July 31, 2019. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $145,000 at July 31, 2019. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs increased approximately 6.6% for the nine months ended July 31, 2019 as compared to the nine months ended July 31, 2018. The increase in natural gas costs was primarily due to higher production levels and colder weather during the 2019 winter period.

We had no gain or loss on natural gas derivative positions during the nine months ended July 31, 2019. Comparatively, our natural gas derivative positions resulted in a loss of approximately $2,000 during the nine months ended July 31, 2018, which increased our cost of goods sold.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 17.9% for the nine months ended July 31, 2019 compared to the same period of 2018. Management attributes this decrease in costs from period to period to decreased costs for denaturant and various other chemicals.

Operating Expenses

Operating expenses for the nine months ended July 31, 2019 increased by approximately 8.9% compared to the nine months ended July 31, 2018 due to higher professional fees and industry association costs.

Operating Income (Loss)

Our income from operations for the nine months ended July 31, 2019 was approximately $5.2 million less compared to the same period of 2018.  This decrease resulted largely from increased prices for our corn relative to the price of ethanol and narrowed operating margins.

Other Income, Net

We had net other income of approximately $232,000 and $297,000 during the nine months ended July 31, 2019 and 2018, respectively.  We had less other income primarily due to the timing of payments and less patronage amounts received during the 2019 period.

Changes in Financial Condition at July 31, 2019 and October 31, 2018

The following table highlights our financial condition at July 31, 2019 and October 31, 2018 (amounts in thousands):

	July 31, 2019	October 31, 2018
	(unaudited)
Current Assets	$16,630	$17,166
Total Assets	$57,682	$62,021
Current Liabilities	$5,047	$6,675
Long-Term Debt, less current portion	$471	$567
Members' Equity attributable to Heron Lake BioEnergy, LLC	$50,243	$53,055
Non-Controlling Interest	$1,921	$1,724

The decrease in total current assets is primarily attributable to a decrease in accounts receivable of approximately $3.2 million at July 31, 2019 compared to October 31, 2018.  Additionally, we had decreases in the value of our commodity derivative instruments of approximately $121,000 at July 31, 2019 compared to October 31, 2018. Offsetting these decreases were increases of approximately $48,000 in cash on hand, approximately $2.4 million in inventory, and approximately $298,000 in prepaid expenses and other current assets at July 31, 2019 compared to October 31, 2018.  Also contributing to the decrease in total assets was an approximately $3.8 million decrease in property and equipment primarily due to depreciation expense during the 2019 period.

Our current liabilities decreased approximately $1.6 million at July 31, 2019 compared to October 31, 2018, due to decreases of approximately $72,000 in current maturities of long-term debt, approximately $1.2 million in accounts payable, and approximately $333,000 in accrued expenses. Our accounts payable were less at July 31, 2019 compared to October 31, 2018 due to the timing of payments to vendors during the nine months ended July 31, 2019.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $2.8 million at July 31, 2019 compared to October 31, 2018. The decrease was related to the net loss attributable to HLBE during the nine months ended July 31, 2019.

Non-controlling interest totaled approximately $1.9 million and $1.7 million at July 31, 2019 and October 31, 2018, respectively. This is directly related to recognition of the 27% non-controlling interest in Agrinatural at July 31, 2019 and October 31, 2018.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2019	2018
	(unaudited)	(unaudited)
Net cash provided by operating activities	$419	$5,751
Net cash used in investing activities	$(203)	$(1,258)
Net cash used in financing activities	$(168)	$(8,929)
Net increase (decrease) in cash and restricted cash	$48	$(4,436)

Operating Cash Flows

During the nine months ended July 31, 2019, we generated less cash from operating activities compared to the same period of 2018 primarily due to net loss in the 2019 period.  Additionally, changes in various working capital components, including inventory, prepaid expenses, and accrued expenses also contributed to the decrease in cash provided during the 2019 period.

Investing Cash Flows

We used less cash for investing activities for the nine months ended July 31, 2019 compared to the same period of 2018 due to a decrease in capital expenditures for general plant improvements, which was partially offset by proceeds from disposals of property and equipment received in the 2018 period.

Financing Cash Flows

During the nine months ended July 31, 2019, we used cash to make payments of approximately $168,000 on our long-term debt. Comparatively, during the same period of 2018, we used cash to make payments of approximately $280,000 on our long-term debt, approximately $8.6 million in distributions to our unit holders, and approximately $81,000 in distributions to non-controlling interests.

Indebtedness

Compeer Credit Facility

We have a comprehensive credit facility with Compeer Financial, FLCA and Compeer Financial, PCA, collectively formerly known as AgStar Financial Services, FLCA (“Compeer”) for which CoBank, ACP (“CoBank”) serves as the administrative agent.  This credit facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment. In exchange for the loans, we granted liens on all property (real and personal, tangible, and intangible) which include, among other things, a mortgage on the property, a security interest on commodity trading accounts, and assignment of material contracts. Please refer to Item 1 - Financial Statements, Note 7 - Debt Financing for additional details. As of July 31, 2019 and October 31, 2018, there were no amounts outstanding under our credit facility with Compeer and the aggregate principal amount available to the Company for borrowing under each of the amended revolving term loan and seasonal revolving loan was $4.0 million.

Under the credit facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio. We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital of $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million. We are permitted to pay distributions to our members up to 75% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer. In October 2018, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the amended credit facility. In December 2018, the Company received a waiver from its lender waiving this event of noncompliance. Based on results for the nine months ended July 31, 2019 and the Company’s current projections for the fiscal year ended October 31, 2019, it is probable the Company will be out of compliance with the debt service coverage ratio as defined in the amended credit facility at October 31, 2019. In the event of noncompliance, the Company intends to seek a waiver from its lending institution. The Company has engaged in preemptive communications with the administrative agent of the lender regarding the probable noncompliance and corresponding waiver.

At July 31, 2019, the Company was in compliance with these loan covenants. However, if market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its amended credit facility.  If we fail to comply with the terms of our amended credit facility with Compeer, and Compeer refuses to waive the non-compliance, Compeer could terminate the credit facility and any commitment to loan funds to the Company.

Other Credit Arrangements

In addition to our primary credit arrangement with Compeer, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors.  In consideration of this agreement, the Company and Minnesota Soybean Processors are allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that were to mature in February 2019.  The parties agreed that prior to the scheduled expiration of the agreement, they would negotiate in good faith to replace the agreement with a further agreement regarding the wells and related facilities. The agreement has been extended by mutual agreement of the parties. The Company is currently in discussions with the City of Heron Lake to enter into a new agreement, which management expects to be in substantially the form as currently operating.

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

There was a total of approximately $791,000 and $959,000 in outstanding water revenue bonds at July 31, 2019 and October 31, 2018, respectively. We classify our obligations under these bonds as assessments payable.  The interest rates on the bonds range from 6.55% to 8.73%.

Loans to Agrinatural

Original Agrinatural Credit Facility

In July 2014, the Company extended a five-year term loan to Agrinatural in the aggregate principal amount of approximately $3.05 million (the “Original Agrinatural Credit Facility”).  The Original Agrinatural Credit Facility requires monthly principal payments of $36,000, plus accrued interest.  Interest on the Original Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Final payment of amounts borrowed under Original Agrinatural Credit Facility were due and payable in full on May 1, 2019.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, the Company has a security interest in all of Agrinatural’s assets. The Company expects to be fully paid with regard to the Original Agrinatural Credit Facility. The Company expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.2 million and $1.5 million at July 31, 2019 and October 31, 2018, respectively.

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

Interest on the Additional Agrinatural Credit Facility accrues at a variable rate equal to the One-Month LIBOR rate plus 4.0%, with the interest rate capped and not to exceed 6.0% per annum.  Agrinatural is required to make monthly installments of principal plus accrued interest.  The entire principal balance and accrued and unpaid interest on the term loan was due and payable in full on May 1, 2019.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, the Company has a security interest in all of Agrinatural’s assets. The Company expects to be fully paid with regard to the Additional Agrinatural Credit Facility. The Company expects no interruption in the service of natural gas to its ethanol production facility. The balance of this loan was approximately $1.6 million at July 31, 2019 and $2.0 million at October 31, 2018.

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

At July 31, 2019, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2018.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of July 31, 2019, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of July 31, 2019, we had price protection in place for approximately 24% and 30% of our anticipated corn and natural gas needs for the next 12 months, respectively, and approximately 14%, 6%, and 5% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next 12 twelve months, respectively.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2019.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	July 31, 2019	Change to Income
Ethanol	57,000,000	Gallons	10.0%	$7,610,000
Corn	20,200,000	Bushels	10.0%	$8,141,000
Natural Gas	1,200,000	MMBTU	10.0%	$364,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as July 31, 2019.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Domestic demand for ethanol is driven largely by the RFS, which requires the EPA to annually establish renewable volume obligations, or RVOs, which set forth the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers. RVOs for both 2018 and 2019 have been set at 15.0 billion gallons for conventional ethanol. To comply with the RVOs, obligated parties use RINs, which are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate disproportionate economic hardship. As of August 2019, the EPA reported that it had received 37 petitions for hardship waivers for the 2017 compliance year. Thirty-five of such petitions have been approved, exempting approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets for the 2017 compliance year. One petition was withdrawn and one petition was denied for the 2017 compliance year. As of August 2019, 42 petitions for waivers have been received by the EPA for compliance year 2018. Thirty-one of such petitions have been approved, six petitions have been denied, three petitions have been withdrawn, and two petitions are currently pending. If similar waivers continue to be approved, then domestic demand for our ethanol could decrease, which negatively impacts ethanol prices and our profitability.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2019 and October 31, 2018; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2019 and 2018; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and nine months ended July 31, 2019 and 2018; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 16, 2019	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 16, 2019	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer