Form 10-K
period 2019-10-31
Heron Lake BioEnergy, LLC
filed 2020-01-29
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019.

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

As of April 30, 2019, the aggregate market value of the 32,199,012 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was approximately $9,659,704.  The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of April 30, 2019, all of the 15,000,000 Class B units were held by an affiliate of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 29, 2020, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Members are incorporated by reference into Part III.

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

PART I

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which, beginning as of December 11, 2019, HLBE holds a 100% interest in Agrinatural Gas, LLC (“Agrinatural”). At October 31, 2019, HLBE held a 73% interest in Agrinatural. Please refer to “ITEM 8 - FOOTNOTE 18 - SUBSEQUENT EVENT” for additional information.

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

In fiscal years 2019, 2018, and 2017, we sold approximately 65.5 million gallons, 66.9 million gallons, and 64.0 million gallons of ethanol, respectively.

Our wholly owned subsidiary, HLBE Pipeline Company, LLC, is the sole owner of Agrinatural Gas, LLC (“Agrinatural”).  Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to the Company’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. On October 18, 2019, HLBE Pipeline Company, LLC entered into an agreement to purchase RES’s 27% non-controlling interest in Agrinatural, which became effective on December 11, 2019. Prior to December 11, 2019, Rural Energy Solutions, LLC (“RES”) owned a 27% non-controlling interest in Agrinatural.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.0%, 3.2%, and 2.7% of our total consolidated revenues in the years ended October 31, 2019, 2018, and 2017, respectively.  After accounting for intercompany eliminations for fees paid by the Company to Agrinatural for natural gas transportation services pursuant to our natural gas transportation agreement, Agrinatural’s revenues represented 1.3%, 1.5%, and 1.1% of our consolidated revenues for the fiscal years ended October 31, 2019, 2018, and 2017, respectively, and have little to no impact on the overall performance of the Company.

We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and natural gas transportation.  Refer to Note 16, “Business Segments,” of the notes to audited consolidated financial statements for financial information about our financial reporting segments.

Financial Information

Please refer to “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for our consolidated financial statements and supplementary data.

Ethanol Production Segment

Revenues from our ethanol production segment have represented 98.7%, 98.5%, and 98.9% of our revenues in the years ended October 31, 2019, 2018, and 2017, respectively.

Principal Products

The principal products from our ethanol production are fuel-grade ethanol, distillers’ grains, non-edible corn oil and miscellaneous sales of distillers’ syrup, a by-product of the ethanol production process.  We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2019.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	77.3%	75.7%	80.3%
Distillers' Grains	17.1%	18.5%	13.6%
Corn Oil	3.3%	3.7%	4.5%
Misc. Syrup Sales	1.0%	0.6%	0.5%

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

Ethanol produced in the U.S. is primarily used for blending with unleaded gasoline and other fuel products as an octane enhancer or fuel additive.  Ethanol is most commonly sold as E10 (10% ethanol and 90% gasoline), which is the blend of ethanol approved by the U.S. Environmental Protection Agency (“EPA”) for use in all American automobiles. Increasingly, ethanol is also available as E85, a higher percentage ethanol blend (85% ethanol and 15% gasoline) approved by the EPA for use in flexible fuel vehicles. Additionally, ethanol is available as E15 (15% ethanol and 85% gasoline), which is approved by the EPA for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles, and all flex-fuel vehicles.

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. Over our past fiscal year, exports of ethanol have decreased, with Brazil receiving the largest percentage of ethanol produced in the United States and Canada in second place. India, South Korea, Philippines, Colombia, Peru, United Arab Emirates have also been top destinations.  Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong US Dollar is a force that may negatively impact ethanol exports from the United States.  Additionally, the imposition of tariffs and duties on ethanol imported from the U.S., as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

Exports to China have been negligible during fiscal year 2019. Additionally, although exports to China increased during 2018 over 2017, China imported comparatively negligible volumes during both 2017 and 2018 to the volumes imported prior to 2017. This reduction is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to 70% as of July 6, 2018. It is unclear whether the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China, which is to take effect within 30 days of its signing. The agreement includes a commitment by China to purchase agricultural products over the next two years, including ethanol. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

During 2017, Brazil also adopted import quotas on imported ethanol, which negatively impacted U.S. exports to Brazil. The import quota imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The tariff was valid for two years, and expired in September 2019. In September 2019, Brazil raised the import quota to 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. U.S. exports to Brazil have decreased from our 2018 fiscal year to our 2019 fiscal year. The import quota and tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail.  In addition to rail, we service certain regional markets by truck from time to time.  We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains.  Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2019 decreased significantly compared to distiller’s grains exports for the same period last year. Top export markets include Mexico, Japan, Canada, Colombia, China, and South Korea.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, China issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  Exports to China are substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China, which is to take effect within 30 days of its signing. The agreement includes a commitment by China to purchase agricultural products over the next two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

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

The term of our agreement with Eco-Energy expires on December 31, 2020.  However, the agreement provides for automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other at least 90 days prior to the end of the then-current term.

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

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants.  Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol, although we do tend to see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were slightly higher during fiscal year 2019 compared to fiscal year 2018.  Ethanol prices were higher during the fiscal year ended October 31, 2019 due to decreased ethanol stocks compared to the fiscal year ended October 31, 2018.  Management expects additional volatility for the price of ethanol in 2020.  According to EIA forecasts, ethanol production is projected to increase slightly in 2020, and demand is expected to remain steady. However, there is no guarantee that either of these forecasts will occur.  Due to tariffs and international competition, exports fell in 2019, and it appears unlikely that the export market will improve in 2020.  U.S. gas demand decreased slightly year over year in 2019, while ethanol as a percentage of the fuel supply remained steady. Ethanol consumption is projected to remain flat in 2020; however, there is no guarantee that this projection will be accurate.  A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas.  Our ethanol plant also requires significant and uninterrupted amounts of electricity and water.  We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Procurement

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 74.0%, 71.8%, and 72.9% of our cost of sales for the years ended October 31, 2019, 2018, and 2017, respectively.  At our current production rate of approximately 65 million gallons of ethanol per year, we need to consume approximately 22.5 million bushels of corn per year for our dry mill ethanol process.  We believe our facility has sufficient corn storage capacity, with the capability to store approximately 8 days of corn supply.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were higher during our 2019 fiscal year due to adverse weather conditions, which led to less supply. If we continue to experience unfavorable weather conditions during our 2020 fiscal year, the price we pay for corn and the availability of corn near our plant could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs.

Natural Gas Procurement

The primary source of energy in our manufacturing process is natural gas.  The cost of natural gas represented approximately 6.3%, 6.4%, and 6.7% of our cost of sales for the years ended October 31, 2019, 2018, and 2017, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plant at capacity during our 2020 fiscal year or beyond.  We have a facilities agreement with Northern Border Pipeline Company, which allows us to access an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We also have entered into a firm natural gas transportation agreement with our indirectly wholly owned subsidiary, Agrinatural.  Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term ending on October 31, 2021, with one automatic renewal option to extend the term an additional five years.

We also have a base agreement for the sale and purchase of natural gas with Constellation NewEnergy—Gas Division, LLC.  We buy all of our natural gas from Constellation, and this agreement runs until March 31, 2022.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and, more significantly, dried distillers’ grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

Electricity

Our plant requires a continuous supply of electricity. We have an agreement in place to supply electricity to our plant. Our plant obtains its electricity from Federal Rural Electric. We do not anticipate any problems securing the electricity that we require to continue to operate our plant at capacity during our 2020 fiscal year or beyond.

Water

Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota. We do not anticipate any problems securing the water that we require to continue to operate our plant at capacity during our 2020 fiscal year or beyond.

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

Competition

Ethanol Competition

We sell our ethanol in a highly competitive market.  Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers.  According to the Renewable Fuels Association (the “RFA”), there are approximately 199 biorefineries with a total nameplate capacity of approximately 16.9 billion gallons of ethanol per year, with an additional four plants under expansion or construction with capacity to produce an additional 183 million gallons.  However, the RFA estimates that approximately 5.4% of the ethanol production capacity in the U.S. was not operating as of its latest available data.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains, Inc.	1,128
POET Biorefining	970
Flint Hills Resources LP	840
Source: Renewable Fuels Association

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

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota.  According to the RFA, Minnesota is one of the top producers of ethanol in the U.S. with 18 ethanol plants producing an aggregate of approximately 1.2 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

Eco-Energy markets our ethanol primarily on a regional and national basis.  We compete with other ethanol producers both for markets in Minnesota and markets in other states. We believe that we are able to reach the best available markets through the use of our experienced marketer and by the rail delivery methods we use. We believe that we can compete favorably with other ethanol producers due to our proximity to ample grain, natural gas, electricity and water supplies at favorable prices.

In addition to intense competition with domestic producers of ethanol, we have faced increased competition from ethanol produced in foreign countries. Depending on feedstock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States. Ethanol imports have been lower in recent years. However, if demand for imported ethanol were to increase again, demand for domestic ethanol may be reduced, which could lead to lower domestic prices and lower operating margins. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Many international suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than U.S. based ethanol producers including us. Many of these international suppliers are companies with much greater resources than us with greater production capacities.

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

Distillers’ Grains Competition

The amount of distillers’ grains produced annually in North America has increased significantly as the number of ethanol plants has increased.  We compete with other producers of distillers’ grains products both locally and nationally, with more intense competition for sales of distillers’ grains among ethanol producers in close proximity to our ethanol plant.  These competitors may be more likely to sell to the same markets that we target for our distillers’ grains.

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In recent years, the U.S. ethanol industry increased exports of distillers’ grains. However, exports of distillers’ grains fell in 2019 as compared to 2018, due partially to currency devaluation and related issues in Turkey, in addition to Chinese import duties on U.S. distillers’ grains. The decline in exports increases the domestic supply of distillers’ grains, which has a corresponding negative impact on the price of distillers’ grains as compared to a comparable volume of corn. Continued decreases in distillers’ grains exports could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers’ grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

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

Under the RFS, the EPA is required to pass an annual rule that establishes the number of gallons of different types of renewable fuels that must be used in the U.S. by refineries, blenders, distributors and importers, which are known as renewable volume obligations (“RVOs”). The EPA has the authority to waive the mandates in whole or in part if one of two conditions have been met: 1) there is inadequate domestic renewable fuel supply, or 2) implementation of the mandate requirement would severely harm the economy or environment of a state, region or the United States.

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. On December 19, 2019, the EPA announced the final 2020 RVOs, setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

On November 30, 2018, the EPA announced the final rule for 2019 RVOs, which was set at 15.0 billion gallons for corn-based ethanol. The 2019 final rule also set advanced biofuels at 4.92 billion gallons and cellulosic ethanol at 0.42 billion gallons, for overall RVOs of 19.92 billion gallons for 2019. While the 2019 final rule met the statutory RVO for conventional corn-based ethanol originally set by Congress, it fell substantially below the statutory RVO overall level of 28 billion gallons.

The following chart illustrates the potential U.S. ethanol demand based on the schedule of minimum usage established by the RFS program through the year 2022 (in billions of gallons):

						Maximum Amount of Corn-based
		Total Renewable	Cellulosic	Biodiesel	Advanced Biofuel	Ethanol That Can Be Used to
Year	RVO Source	Fuel RVO	Ethanol RVO	RVO	RVO	Satisfy Total Renewable Fuel RVO
2017	RFS Statute	24.00	5.50	-	9.00	15.00
	EPA Final Rule(1)	19.28	0.31	2.00	4.28	15.00
2018	RFS Statute	26.00	7.00	-	11.00	15.00
	EPA Final Rule(2)	19.29	0.29	2.10	4.29	15.00
2019	RFS Statute	28.00	8.50	-	13.00	15.00
	EPA Final Rule(3)	19.92	0.42	2.10	4.92	15.00
2020	RFS Statute	30.00	10.50	-	15.00	15.00
	EPA Final Rule(4)	20.09	0.59	2.43	5.09	15.00
2021	RFS Statute	33.00	13.50	-	18.00	15.00
2022	RFS Statute	36.00	16.00	-	21.00	15.00

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

(3)Final EPA RFS RVOs for 2019 issued November 2018.

(4)Final EPA RFS RVOs for 2020 issued December 2019.

Ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that could be satisfied by corn-based ethanol.  Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. In December 2019, the EPA announced that it is deferring action on this issue until an anticipated date in early 2020. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2018, 2019, and 2020. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Most ethanol that is used in the U.S. is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the U.S. is approximately 143 billion gallons per year. Assuming that all gasoline in the U.S. is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year.  This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the U.S. and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 is hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. There is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 19, 2019, the EPA released data on the number of waivers filed, which indicated that, as of December 19, 2019, 16 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 35 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

A proposed rule released by the EPA in October 2019 proposed changes intended to project the exempted volume of gasoline and diesel due to small refinery exemptions, regardless of whether such exemptions were actually granted after the annual rulemaking. However, the final rule released by the EPA in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. The final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

For the fiscal year ended October 31, 2017, we incurred costs and expenses of approximately $265,000 complying with environmental laws, including civil penalties for non-compliance.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. For the fiscal year ended October 31, 2018, we incurred costs and expenses of approximately $133,000 complying with environmental laws. For the fiscal year ended October 31, 2019, we incurred costs and expenses of approximately $88,000 complying with environmental laws.

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

Exports to China have been negligible since the imposition of a 70% tariff in July 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Additionally, in September 2019, Brazil set its import quota at 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. This quota has resulted in decreases of ethanol exported to Brazil. The import quota and tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

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

Natural Gas Pipeline Segment

Through our wholly owned subsidiary, HLBE Pipeline Company, we indirectly own 100% of Agrinatural Gas, LLC, a Delaware limited liability company (“Agrinatural”). On October 18, 2019, HLBE Pipeline Company entered into an agreement to purchase RES’s 27% non-controlling interest in Agrinatural, which became effective on December 11, 2019. Prior to December 11, 2019, Rural Energy Solutions, LLC (“RES”) owned a 27% non-controlling interest in Agrinatural.

Agrinatural is governed by a 3-member board of managers.  As the sole member of the sole member of Agrinatural, we have the right to appoint all of the managers of Agrinatural.

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

Prior to July 1, 2019, Agrinatural had a management and operating agreement with Swan Engineering, Inc. (“SEI”), an affiliate of RES, whereby SEI provided Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business.  In exchange for these services, Agrinatural paid SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the fiscal year ended October 31, 2019, the Company paid SEI approximately $28,000 of monthly base fees and approximately $111,000 of variable customer management fees. The management and operating agreement with SEI expired July 1, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

Prior to July 1, 2019, Agrinatural also had a project management agreement with SEI, whereby SEI supervised all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural paid SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s board of managers, excluding capitalized marketing costs. For the fiscal year ended October 31, 2019, the Company paid SEI approximately $45,000 for project management and capital work fees. The project management agreement with SEI expired June 30, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

The Company has two intercompany credit facilities with Agrinatural: a July 2014 credit facility (the “Original Credit Facility”) and a March 2015 credit facility (the “Additional Credit Facility”). Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural. Subsequent to the closing of the Company’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

On May 19, 2016, the Company amended the Additional Credit Facility, entering into an amendment to the loan agreement dated March 30, 2015 and an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to the Company. Under the terms of the amendment and allonge, the Company agreed to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and defer a portion of the principal payments required for 2016 and capitalize the deferred principal to the balloon payment due at maturity. Subsequent to the closing of the Company’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

Details of the Agrinatural credit facilities are provided below in the section below entitled “PART II - ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements”.

Assets from our natural gas pipeline segment have represented 22.1%, 20.1%, and 18.1% of our consolidated total assets in the years ended October 31, 2019, 2018, and 2017, respectively.  Agrinatural’s assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.

Agrinatural’s revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural.  Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.0%, 3.2%, and 2.7% of our total consolidated revenues in the years ended October 31, 2019, 2018, and 2017, respectively.  After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural’s revenues represented 1.3%, 1.5%, and 1.1% of our consolidated revenues for the fiscal years ended October 31, 2019, 2018, and 2017, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S., including those of Agrinatural, our majority owned subsidiary.  All of the products sold to our customers for the fiscal years ended October 31, 2019, 2018, and 2017 were produced in the United States, and all of our long-lived assets are domiciled in the United States.

For the principal products of our ethanol production segment, we have engaged third party professional marketers who decide where our products are marketed, and we have no control over the marketing decisions made by our third party professional marketers. These third party marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be sold in the United States.

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

Management expects additional volatility for the price of ethanol in 2020.  Ethanol production is expected to increase slightly in 2020, and demand is expected to remain steady in 2020, which may lead to market imbalances. Due to tariffs and international competition, exports fell in 2019, and it appears unlikely that the export market will improve in 2020. U.S. gas demand decreased slightly year over year in 2019, while ethanol as a percentage of the fuel supply remained steady. A decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Historically, sales prices for distillers’ grains have been correlated with prices of corn. However, recently, the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers’ grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

The prices of ethanol and distillers’ grains may decline as a result of trade barriers imposed by foreign countries with respect to ethanol and distillers’ grains originating in the U.S. and negatively affect our profitability.

An increasing amount of our industry’s products are being exported.  The U.S. ethanol industry was bolstered during our 2019 fiscal year with exports of ethanol which increased demand for our ethanol. However, these ethanol exports may not continue. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs and quotas currently in effect, there may be a reduction in the price of these products in the U.S.  Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from both larger and smaller producers of ethanol and distillers’ grains. Some larger producers of ethanol, such as Archer Daniels Midland, POET Biorefining, Cargill, Inc., Valero Energy Corporation, and Green Plains, Inc. have substantially greater financial, operational, procurement, marketing, distribution and technical resources than we have. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

A cyber-attack or other information security breach could have a material adverse effect on our operations and result in financial losses.

We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber-attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

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

We have a concentration of credit risk because we sell our primary product, ethanol, and its co-products, distillers’ grains and corn oil to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 97.5%, 98.3%, and 99.5% of revenue for the years ended October 31, 2019, 2018, and 2017, respectively, and approximately 98.1% and 95.6% of the outstanding accounts receivable balance at October 31, 2019 and 2018, respectively.  The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. On December 19, 2019, the EPA announced final RVO requirements for the RFS for calendar year 2020. The corn-based biofuel requirement was set at 15.0 billion gallons, equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 20.09 billion gallons for 2020, more than 20% below the overall statutory level of 30 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels.  The 2019 and 2018 standards were also more than 20% below the overall statutory level.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance. Current ethanol production capacity exceeds the 2020 RVO standard which can be satisfied by corn-based ethanol. Reduction of blending requirements could reduce the demand for and price of ethanol. If demand for ethanol decreases, it could materially adversely affect our business, results of operations and financial condition.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 19, 2019, the EPA released data on the number of waivers filed, which indicated that, as of December 19, 2019, 16 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 35 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

A proposed rule released by the EPA in October 2019 proposed changes intended to project the exempted volume of gasoline and diesel due to small refinery exemptions, regardless of whether such exemptions were actually granted after the annual rulemaking. However, the final rule released by the EPA in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs. Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. The final rule fell short of the relief that was urged by ethanol producers. It is likely that the EPA’s continued granting of small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. There is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

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

As of January 29, 2020, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.7% of our outstanding units.  As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

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

Our indirectly wholly owned subsidiary’s, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.  Agrinatural’s assets have represented 22.1%, 20.1%, and 18.1%, of our consolidated total assets in the years ended October 31, 2019, 2018, and 2017, respectively.  All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

Our and Agrinatural’s credit facilities are discussed in more detail under “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Credit Arrangements.”

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

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2018 1st	N/A	N/A	—
2018 2nd	$ 0.80	$ 0.85	164,750
2018 3rd	$ 0.80	$ 0.85	111,000
2018 4th	$ 0.77	$ 0.80	48,438
2019 1st	$ 0.80	$ 0.80	16,250
2019 2nd	$ 0.80	$ 0.80	11,000
2019 3rd	$ 0.50	$ 0.60	55,000
2019 4th	$ 0.70	$ 0.75	22,000

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our Class A or Class B units during fiscal 2019.

Holders of Record

As of January 29, 2020, there were 62,932,107 Class A units outstanding held of record by 1,185 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding.  The determination of the number of members is based upon the number of record holders of the units as reflected in the Company’s internal unit records.

As of January 29, 2020, Granite Falls Energy, LLC owns an approximately 50.7% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE is a related party by virtue of its ownership interest in us.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2019, and January 29, 2020, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

No additional distributions were either declared or paid in 2018 or 2019.

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal year 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

Performance Graph

The following graph shows a comparison of cumulative total member return since October 31, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2014. Data points on the graph are semi-annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected financial data for the consolidated balance sheets as of October 31, 2019 and 2018 and the consolidated statements of operations data for the years ended October 31, 2019, 2018, and 2017 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the consolidated balance sheets as of October 31, 2016 and 2015 and the consolidated statements of operations data for the years ended October 31, 2016 and 2015 were derived from audited consolidated financial statements filed previously. This selected consolidated financial data should be read in conjunction with “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data (amounts in thousands, except per unit data and unless context otherwise requires).

	For the Fiscal Years Ended October, 31,
Statement of Operations	2019	2018	2017	2016	2015
Revenues	$106,827	$108,472	$109,918	$109,606	$115,660
Cost of Goods Sold	108,812	104,380	99,488	101,112	105,248
Gross Profit (Loss)	(1,985)	4,092	10,430	8,494	10,412
Operating Expenses	(3,398)	(3,198)	(3,125)	(2,999)	(3,001)
Operating Income (Loss)	(5,383)	894	7,305	5,495	7,411
Other Income (Expense)	205	273	211	(300)	(432)
Net Income (Loss)	(5,178)	1,167	7,516	5,195	6,979
Less: Net Income Attributable to Noncontrolling Interest	(278)	(312)	(248)	(245)	(228)
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(5,456)	$855	$7,268	$4,950	$6,751

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107	77,932,107
Net Income (Loss) Per Unit Attributed to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.07)	$0.01	$0.09	$0.06	$0.09
Distributions Per Unit (Class A and B)	$—	$0.11	$—	$0.05	$0.12

Balance Sheet Data at October 31,	2019	2018	2017	2016	2015
Current assets	$16,266	$17,166	$21,562	$12,614	$12,892
Property and equipment, net	39,408	44,150	46,567	50,376	52,985
Other assets	922	705	744	781	819
Total assets	$56,596	$62,021	$68,873	$63,771	$66,696

Current liabilities	$6,144	$6,675	$5,646	$7,632	$6,456
Long-term debt, less current portion	300	567	966	1,394	6,712
Other long-term liabilities	551	—	—	—	—
Members' equity attributable to Heron Lake BioEnergy, LLC	47,599	53,055	60,768	53,500	52,446
Non-controlling interest	2,002	1,724	1,493	1,245	1,082
Total liabilities and members' equity	$56,596	$62,021	$68,873	$63,771	$66,696

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2019.  This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.0%, 3.2%, and 2.7% of our total consolidated revenues in the years ended October 31, 2019, 2018, and 2017, respectively.  After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 1.3%, 1.5%, and 1.1% of our consolidated revenues for the fiscal years ended October 31, 2019, 2018, and 2017 respectively, and have little to no impact on the overall performance of the Company.

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

For the fiscal year ended October 31, 2019 compared to fiscal year ended October 31, 2018, our average price per gallon of ethanol sold increased approximately 2.4%. However, the average price per gallon of ethanol sold for the fiscal year ended October 31, 2019 was approximately 8.7% lower than the average price per gallon of ethanol sold for the fiscal year ended October 31, 2017. There has been decreased production of ethanol and gasoline demand has been flat. Additionally, the increase in approved economic hardship exemptions from the RVOs has recently effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2020 will remain relatively flat and our margins will remain tight due to higher corn prices and relatively flat gasoline demand.

In recent years, exports of ethanol have been increasing; however, exports fell slightly during the 2019 fiscal year compared to the 2018 fiscal year. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017, Brazil and China adopted import quotas and/or tariffs on the importation of ethanol, which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 70% tariff in 2018. On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons, per quarter. The tariff was renewed in September 2019, but the import quota was raised to 187.5 million liters, or 49.5 million gallons, per quarter. U.S. exports to Brazil have decreased from our 2018 fiscal year to our 2019 fiscal year. This tariff may continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

Corn prices trended upward during fiscal year 2019, but began trending slightly downward during the fourth quarter of fiscal year 2019. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2018-19 ending corn stocks at approximately 2.1 billion bushels, and project the 2019-2020 corn supply at approximately 15.8 billion bushels, which is less than the 2018-2019 supply, with corn consumption for ethanol and co-products steady at approximately 5.3 billion bushels, suggesting higher corn prices into the first half of fiscal 2020. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains outpaces rising corn prices.

Distillers’ grains prices increased in 2019 over 2018 due to decreased supply as a result of decreased production. Top export markets include Mexico, Japan, Canada, Colombia, China, and South Korea. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidy tariffs on distillers’ grains imported from the U.S., which resulted in significant declines in exports of U.S. distillers’ grains to China. The anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  Exports to China are substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

Management anticipates distillers’ grains prices will remain steady during our 2020 fiscal year, unless additional domestic demand or other foreign markets develop. Domestic demand for distillers’ grains could be negatively affected if corn prices decline and end-users switch to lower priced alternatives.

Although our corn oil prices improved slightly year over year, corn oil prices as a whole have been adversely impacted during the last few years by oversupply of corn oil due to the substantial increase in corn oil production. Additionally, corn oil prices have been impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. In December 2019, legislation was signed extending the $1.00 per-gallon biodiesel blender tax credit retroactively to January 1, 2018, and through December 31, 2022.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil and grain prices in future periods will be consistent compared to historical periods.

Results of Operations for the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2019 and 2018 (amounts in thousands):

	2019		2018
Statement of Operations Data		%		%
Revenues	$106,827	100.0%	$108,472	100.0%
Cost of Goods Sold	108,812	101.9%	104,380	96.2%
Gross Profit (Loss)	(1,985)	(1.9)%	4,092	3.8%
Operating Expenses	(3,398)	(3.2)%	(3,198)	(2.9)%
Operating Income (Loss)	(5,383)	(5.1)%	894	0.9%
Other Income, net	205	0.2%	273	0.3%
Net Income (Loss)	(5,178)	(4.9)%	1,167	1.2%
Less: Net Income Attributable to Non-controlling Interest	(278)	(0.3)%	(312)	(0.3)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(5,456)	(5.2)%	$855	0.9%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2019:

	Year Ended October 31, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$82,544	77.3%
Distillers' grains sales	18,214	17.1%
Corn oil sales	3,514	3.3%
Corn syrup sales	1,123	1.0%
Agrinatural revenues (net of intercompany eliminations)	1,432	1.3%
Total Revenues	$106,827	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our consolidated statements of operations for the fiscal year ended October 31, 2018:

	Year Ended October 31, 2018
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$82,136	75.7%
Distillers' grains sales	20,041	18.5%
Corn oil sales	4,028	3.7%
Corn syrup sales	607	0.6%
Agrinatural revenues (net of intercompany eliminations)	1,660	1.5%
Total Revenues	$108,472	100.0%

Our total consolidated revenues decreased by approximately 1.5% for the fiscal year ended October 31, 2019, as compared to the fiscal year 2018 primarily due to decreases in production of ethanol, distillers’ grains, and corn oil, which were partially mitigated by increases in average prices realized for our ethanol, distillers’ grains, and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2019 and 2018:

	Year Ended October 31, 2019		Year Ended October 31, 2018
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	65,512	$1.26	66,889	$1.23
Distillers' grains (tons)	143	$127.32	160	$125.34
Corn oil (pounds)	14,251	$0.25	16,657	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 0.5% for fiscal year 2019 compared to the fiscal year 2018 due primarily to an approximately 2.4% increase in the average price per gallon we received for our ethanol, offset by an approximate 2.1% decrease in the volumes sold from period to period. We sold fewer ethanol gallons during fiscal year 2019 as compared to fiscal year 2018 primarily due to a decrease in ethanol production. Ethanol production was lower at our plant compared to the prior year as a result of slight production slowdowns due to lower corn supply availability. We are currently operating above our nameplate capacity. Management anticipates relatively stable ethanol production and sales during our 2020 fiscal year.

The increase in the price of ethanol was due to decreased ethanol stocks compared to the fiscal year ended October 31, 2018. In addition, because ethanol prices are typically directionally consistent with changes in corn prices, higher corn prices pushed the price of ethanol slightly higher.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2019, we had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2019 valued at approximately $13.5 million. Separately, ethanol derivative instruments resulted in a gain of approximately $25,000 for the fiscal year ended October 31, 2019 and a gain of approximately $54,000 for the fiscal year ended October 31, 2018.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2019 fiscal year decreased approximately 9.1% compared to fiscal year 2018.  The decrease in distillers’ grains revenues is primarily attributable to an approximately 10.6% decrease in the tons of distillers’ grains sold from period to period, which was partially offset by an approximately 1.6% increase in the average price per ton we received for our distillers’ grains sold during fiscal year 2019 compared to fiscal year 2018.

The increase in the market price of distillers’ grains is primarily due to decreased supply as a result of decreased production. Management anticipates that distillers’ grains prices will remain steady during our 2020 fiscal year unless export markets continue to shrink or production increases.

We sold fewer tons of distillers’ grains during fiscal year 2019 as compared to 2018 due primarily to decreased production at the plant. Management anticipates relatively stable distillers’ grains production going forward.

At October 31, 2019, we had forward contracts to sell approximately $1.3 million of distillers’ grains for delivery through January 2020.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 12.8% for fiscal year 2019 compared to the fiscal year 2018.  This decrease is attributable to an approximately 14.4% decrease in the number of pounds of corn oil sold from period to period, which was slightly offset by an approximately 4.2% increase in the average price we received per pound of corn oil sold during fiscal year 2019 compared to fiscal year 2018.

Management attributes the decrease in corn oil sales during fiscal year 2019 as compared to 2018 primarily to decreased production at the plant. Management expects our corn oil production will be relatively stable going forward.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At October 31, 2019, we had forward corn oil sales contracts to sell approximately $468,000 for delivery through December 2019.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.2% for the fiscal year ended October 31, 2019, as compared to the fiscal year ended October 31, 2018. Cost of goods sold, as a percentage of revenues, also increased to approximately 101.9% for the fiscal year ended October 31, 2019, as compared to approximately 96.2% for the 2018 fiscal year due to a narrower margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2019 was approximately $1.49 per gallon of ethanol sold compared to approximately $1.40 per gallon of ethanol produced for the fiscal year ended October 31, 2018.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2019:

	Year Ended October 31, 2019
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$80,504	74.0%
Natural gas costs	6,818	6.3%
All other components of costs of goods sold	21,490	19.7%
Total Cost of Goods Sold	$108,812	100.0%

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

Corn Costs

Our cost of goods sold related to corn increased approximately 7.5% for our 2019 fiscal year compared to our 2018 fiscal year, due to an approximately 12.5% increase in the average price per bushel paid for corn from period to period, which was partially offset by an approximately 4.9% decrease in the number of bushels of corn processed from period to period.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2019 fiscal year was approximately $0.10 less than the corn-ethanol price spread we experienced for fiscal year 2018.

The increase in our cost per bushel of corn was primarily related to higher market corn prices due to adverse weather conditions and strong demand. Due to projected decreased corn stocks and strong demand, management anticipates that corn prices will remain steady during our first half of 2020 fiscal year.

For our fiscal years ended October 31, 2019 and 2018, we processed approximately 21.9 million and 23.0 million bushels of corn, respectively.  Our corn conversion efficiency decreased slightly during our 2019 fiscal year compared to 2018. Management anticipates consistent corn consumption during our 2020 fiscal year provided that we can achieve positive operating margins that allow us to continue to operate the ethanol plant at capacity.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2019, we had forward corn purchase contracts for approximately 740,000 bushels for deliveries through December 2021. Comparatively, at October 31, 2018, we had forward corn purchase contracts for approximately 2.3 million bushels for various delivery periods through October 2019.

Our corn derivative positions resulted in gains of approximately $351,000 and $1.2 million for the fiscal years ended October 31, 2019 and 2018, respectively, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas Costs

For our 2019 fiscal year, we experienced an increase of approximately 2.4% in our overall natural gas costs compared to our 2018 fiscal year.  During the past two fiscal years, there has been an increase in cost of natural gas, primarily as a result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand. Management also anticipates higher natural gas prices as we move through the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

From time to time we enter into forward purchase contracts for our natural gas purchases. Our natural gas derivative positions resulted in no gain or loss for the fiscal year ended October 31, 2019, which had no effect on cost of goods sold, and a loss of approximately $1,600 for the fiscal year ended October 31, 2018, which increased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes and similar costs.  Operating expenses as a percentage of revenues rose slightly to 3.2% of revenues for our fiscal year ended October 31, 2019, compared to 2.9% of revenues for our fiscal year ended October 31, 2018.  This increase is due primarily to lower revenues and increased industry association costs.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2020 fiscal year.

Operating Income (Loss)

For our fiscal year ended October 31, 2019, we reported operating loss of approximately $5.4 million, compared to operating income of approximately $894,000 for our fiscal year ended October 31, 2018.  This decrease resulted largely from increased prices for corn and the narrowing of margins of our ethanol production segment.

Other Income, Net

We had net other income of approximately $205,000 during fiscal year 2019, compared to net other income of approximately $273,000 for fiscal year 2018.  We had less other income during fiscal year 2019 compared to fiscal year 2018 primarily due to less patronage amounts received during the 2019 period.

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

Our total consolidated revenues decreased by approximately 1.3% for the fiscal year ended October 31, 2018, as compared to the fiscal year 2017 primarily due to decreases in the average price realized for our ethanol and corn oil which were partially mitigated by an increase in average price realized for our distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2018 and 2017:

	Year Ended October 31, 2018		Year Ended October 31, 2017
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	66,889	$1.23	64,030	$1.38
Distillers' grains (tons)	160	$125.34	156	$96.44
Corn oil (pounds)	16,657	$0.24	17,755	$0.28

Ethanol

Total revenues from sales of ethanol decreased by approximately 6.9% for fiscal year 2018 compared to the fiscal year 2017 due primarily to an approximately 10.9% decrease in the average price per gallon we received for our ethanol, offset by an approximate 4.5% increase in the volumes sold from period to period. We  sold more ethanol gallons during fiscal year 2018 as compared to fiscal year 2017 primarily due to the timing of ethanol shipments and an increase in ethanol production. Ethanol production was higher at our plant in fiscal year 2018 compared to the prior year due to capital improvements we made at our plant designed to increase ethanol production and improve efficiency. The decrease in the price of ethanol was due to excess supply of ethanol, in addition to lessened demand due to the increase in the approval of small refinery hardship waivers. In addition, because ethanol prices are typically directionally consistent with changes in corn prices, lower corn prices kept the price of ethanol lower.

Ethanol derivative instruments resulted in a gain of approximately $54,000 during the fiscal year ended October 31, 2018 and a loss of approximately $219,000 for the fiscal year ended October 31, 2017.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2018 fiscal year increased approximately 33.6% less compared to fiscal year 2017.  The increase in distillers’ grains revenues is primarily attributable to an approximately 30.0% increase in the average price per ton we received for our distillers’ grains from period to period, coupled with an approximately 2.8% increase in the tons of distillers’ grains sold during fiscal year 2018 compared to fiscal year 2017. The increase in the market price of distillers’ grains is due to higher demand, particularly from Vietnam, the European Union, Thailand, and South Korea. We sold more total tons of distillers’ grains during our 2018 fiscal year compared to the same period of 2017 due to an increase in distillers’ grains yield at the plant.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 18.0% for fiscal year 2018 compared to the fiscal year 2017.  This decrease was attributable to an approximately 12.7% decrease in the average price we received per pound of corn oil sold, coupled with an approximately 6.2% decrease in the number of pounds sold during fiscal year 2018 compared to fiscal year 2017.

Cost of Goods Sold

Our cost of goods sold increased by approximately 4.9% for the fiscal year ended October 31, 2018, as compared to the fiscal year ended October 31, 2017. Cost of goods sold, as a percentage of revenues, also increased to approximately 96.2% for the fiscal year ended October 31, 2018, as compared to approximately 90.5% for the 2017 fiscal year due to a narrower margin between the price of ethanol and the price of corn.  Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2018 was approximately $1.40 per gallon of ethanol sold compared to approximately $1.38 per gallon of ethanol produced for the fiscal year ended October 31, 2017.

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

Corn Costs

Our cost of goods sold related to corn increased approximately 3.3% for our 2018 fiscal year compared to our 2017 fiscal year.  This increase was due primarily to an approximately 2.3% increase in the number of bushels of corn processed and an approximately 0.9% increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2018 fiscal year was approximately $0.16 less than the corn-ethanol price spread we experienced for our 2017 fiscal year.  The increase in our cost per bushel of corn was primarily related to higher market corn prices due to strong demand and weather threats.

For our fiscal years ended October 31, 2018 and 2017, we processed approximately 23.0 million and 22.5 million bushels of corn, respectively. We improved our corn conversion efficiency slightly during our 2018 fiscal year compared to 2017 .

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

Our natural gas derivative positions resulted in a loss of approximately $1,600 for the fiscal year ended October 31, 2018, which increased cost of goods sold. Comparatively, our natural gas derivate positions resulted in a loss of approximately $15,000 for the fiscal year ended October 31, 2017, which increased cost of goods sold.

Operating Expense

Operating expenses as a percentage of revenues rose slightly to 2.9% of revenues for our fiscal year ended October 31, 2018 compared to 2.8% of revenues for our fiscal year ended October 31, 2017.  This increase is due primarily to fixed production expenses that were higher compared to fiscal year 2017.

Operating Income

For our fiscal year ended October 31, 2018, we reported operating income of approximately $894,000 and for our fiscal year ended October 31, 2017, we had operating income of approximately $7.3 million.  This decrease resulted largely from decreased prices for our ethanol, relative to the price of corn, and the narrowing of margins of our ethanol production segment.

Other Income, Net

We had net other income for our fiscal year ended October 31, 2018 of approximately $273,000 compared to net other income of approximately $211,000 for our fiscal year ended October 31, 2017.  This increase in other income is due to patronage income and decreased interest expense during our fiscal year ended October 31, 2018 compared to the same period of 2017 as a result of fewer borrowings under our credit facilities during the 2018 fiscal year.

Changes in Financial Condition at October 31, 2019 and 2018

The following table highlights the changes in our financial condition from our audited consolidated balance sheet for the periods presented (amounts in thousands):

	October 31, 2019	October 31, 2018
Current Assets	$16,626	$17,166
Total Assets	$56,596	$62,021
Current Liabilities	$6,144	$6,675
Long-Term Debt, less current portion	$300	$567
Other Long-Term Liabilities	$551	$—
Members' Equity attributable to Heron Lake BioEnergy, LLC	$47,599	$53,055
Non-Controlling Interest	$2,002	$1,724

The $5.4 million decrease in total assets was primarily driven by the decrease of current assets of approximately $900,000 and our property and equipment of approximately $4.7 million. The decrease in current assets was primarily driven by a decrease in our cash and commodity derivative instruments of approximately $1.8 million, partially offset by an increase in accounts receivable of approximately $939,000 due to timing of rail shipments of ethanol.

Current liabilities at October 31, 2019 decreased by approximately $531,000 compared to October 31, 2018. This decrease was primarily due to decreases of accrued expenses by approximately $421,000, current maturities of long-term debt by approximately $58,000, accounts payable of approximately $27,000 at October 31, 2019 compared to October 31, 2018.

Our long-term debt decreased by approximately $267,000 at October 31, 2019 compared to October 31, 2018. The decrease is due to payments on the note payable to the electric company and assessments paid under industrial water supply treatment agreement with the City of Heron Lake and Jackson County.

Our other long-term liabilities increased by approximately $551,000 at October 31, 2019 compared to October 31, 2018. The increase is due to rail car rehabilitation costs recorded for fiscal year 2019.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $5.5 million at October 31, 2019 compared to October 31, 2018. This decrease was due to approximately $5.5 million in net loss attributable to HLBE. Non-controlling interest totaled approximately $2.0 million at October 31, 2019 compared to approximately $1.7 million at October 31, 2018. This is directly related to recognition of the 27.0% non-controlling interest in Agrinatural, LLC.

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

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2020 fiscal year, we anticipate completion of several small capital projects and to maintain current plant infrastructure and improve operating efficiency. We expect to have sufficient cash generated by continuing operations and current lines of credit to fund our operations and complete our capital expenditures during our 2020 fiscal year and beyond.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and available for borrowing under our revolving term loan.

Year Ended October 31, 2019 Compared to Year Ended October 31, 2018

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	2019	2018
Net cash provided by (used in) operating activities	$(420)	$7,527
Net cash used in investing activities	$(657)	$(2,509)
Net cash used in financing activities	$(325)	$(9,088)
Net decrease in cash and restricted cash	$(1,402)	$(4,070)

Operating Cash Flows

During the fiscal year ended October 31, 2019, net cash provided by (used in) operating activities decreased by approximately $7.9 million compared to the fiscal year ended October 31, 2018. The decrease resulted largely from an approximately $6.3 million decrease in our net income in the current year, coupled with decreases of approximately $1.6 million from period to period in various working capital items.  Net income decreased for fiscal year 2019 due to decreased revenues and higher costs of goods sold.

Investing Cash Flows

During the fiscal year ended October 31, 2019, net cash used in investing activities decreased by approximately $1.9 million due primarily to decreased capital expenditures compared to the fiscal year ended October 31, 2018.

Financing Cash Flows

We used approximately $8.8 million less for financing activities for the fiscal year ended October 31, 2019 compared to the fiscal year ended October 31, 2018.  During the fiscal year ended October 31, 2019, we used cash to make payments of approximately $325,000 on our long-term debt. For the same period of 2018, we used cash to make payments of approximately $438,000 on our long-term debt and made distributions to Heron Lake BioEnergy members of approximately $8.6 million and to non-controlling interests of approximately $81,000.

Year Ended October 31, 2018 Compared to Year Ended October 31, 2017

The following table summarizes our sources and uses of cash from our audited consolidated statements of cash flows for the periods presented (amounts in thousands):

	Fiscal Year Ended October 31,
	2018	2017
Net cash provided by operating activities	$7,527	$12,250
Net cash used in investing activities	$(2,509)	$(1,129)
Net cash used in financing activities	$(9,088)	$(2,353)
Net increase (decrease) in cash and restricted cash	$(4,070)	$8,768

Operating Cash Flows

During the fiscal year ended October 31, 2018, net cash provided by operating activities decreased by approximately $4.7 million compared to the fiscal year ended October 31, 2017. The decrease resulted largely from an approximately $6.3 million decrease in our net income in fiscal year 2018, offset by increases of approximately $1.6 million from period to period in various working capital items. Net income decreased for fiscal year 2018 due to decreased revenues and higher costs of goods sold.

Investing Cash Flows

During the fiscal year ended October 31, 2018, net cash used in investing activities increased by approximately $1.4 million due to increased capital expenditures compared to the fiscal year ended October 31, 2017.

Financing Cash Flows

We used approximately $6.7 million more for financing activities for the fiscal year ended October 31, 2018 compared to the fiscal year ended October 31, 2017.  During fiscal year 2018, we used cash to make payments of approximately $438,000 on our long-term debt and made distributions to Heron Lake BioEnergy members of approximately $8.6 million and to non-controlling interests of approximately $81,000.

For the same period of 2017, we used cash to make payments of approximately $486,000 on our long-term debt and decreased approximately $1.9 million on checks drawn in excess of bank balance.

Contractual Obligations

The following table provides information regarding the consolidated contractual obligations of the Company as of October 31, 2019 (amounts in thousands):

		Less than	One to	Four to	Greater Than
	Total	One Year	Three Years	Five Years	Five Years
Long-term debt obligations(1)	$752	$379	$373	$—	$—
Operating lease obligations(2)	12,550	1,767	3,534	3,437	3,812
Purchase obligations(3)	3,018	2,628	390	—	—
Total contractual obligations	$16,320	$4,774	$4,297	$3,437	$3,812

(1)	Long-term debt obligations include principal and estimated interest under our credit facilities based on the interest rates in effect as of October 31, 2019, assuming contractual maturities.
(2)	The operating lease obligations in the table above include our rail car leases.
(3)

Purchase obligations consist of forward contracted corn deliveries.  The amounts were determined assuming prices, including freight costs, at current market prices as of October 31, 2019 for basis contracts that had not yet been fixed.

Credit Arrangements

Revolving Term Note

We had a revolving term note payable to Compeer Financial, formerly known as AgStar Financial Services, FCLA (“Compeer”) under which we could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022.  The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity.  In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, the Company finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with Compeer (the “2018 Credit Facility”). On January 7, 2020, the Company finalized loan agreements for an amended credit facility with its lender (the “2020 Credit Facility”).

2018 Credit Facility with Compeer

We had a comprehensive credit facility with Compeer for which CoBank, ACP (“CoBank”) served as the administrative agent.  This credit facility originally consisted of a revolving term loan with a maturity date of March 1, 2022.   However, on April 6, 2018, we entered into an amended credit facility with Compeer (the “2018 Credit Facility”).  The 2018 Credit Facility includes an amended and restated revolving term loan with a $4.0 million principal commitment and a revolving seasonal line of credit with a $4.0 million principal commitment.  CoBank will continue to act as Compeer's administrative agent with respect to our 2018 Credit Facility and has a participation interest in the loans. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.87% at October 31, 2019.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2019 and 2018 was $4.0 million.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 4.62% at October 31, 2019.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan at October 31, 2019 and 2018 was $4.0 million.

The 2018 Credit Facility is secured by substantially all of our assets, including a subsidiary guarantee.

Under the 2018 Credit Facility, the Company is subject to certain financial and non-financial covenants that limit the Company’s distributions and debt and require minimum working capital, minimum local net worth, and debt service coverage ratio.  We agreed to a debt service coverage ratio of 1.15 to 1.0, to maintain minimum working capital $8.0 million through September 30, 2018 and $10.0 million thereafter, and to maintain net worth of $32.0 million.  We are permitted to pay distributions to our members up to 75% of our net income for the year in which the distributions are paid provided that immediately prior to the distribution and after giving effect to the distribution, no default exists and we are in compliance with all of our loan covenants.  Further, we agreed not to make loans or advances to Agrinatural that exceed an aggregate principal amount of approximately $6.6 million without the consent of Compeer.

In October 2018, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2018, the Company received a waiver from its lender waiving this event of noncompliance. In October 2019, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2019, the Company received a waiver from its lender waiving this event of noncompliance. If market conditions deteriorate in the future, circumstances may develop which could result in the Company violating the financial covenants or other terms of its 2018 Credit Facility. Should unfavorable market conditions result in our violation of the terms or covenants of the 2018 Credit Facility and we fail to obtain a waiver of any such term or covenant, Compeer could deem the Company in default, impose fees, charges and penalties, terminate any commitment to loan funds and require the Company to immediately repay a significant portion or possibly the entire outstanding balance of the revolving term loan. In the event of a default, Compeer could also elect to proceed with a foreclosure action on our plant.

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.87% at October 31, 2019.  We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Other Credit Arrangements

In addition to our primary credit arrangement with Compeer, we have other material credit arrangements and debt obligations.

In October 2003, we entered into an industrial water supply development and distribution agreement with the City of Heron Lake, Jackson County, and Minnesota Soybean Processors, an unrelated company. In consideration of this agreement, we and Minnesota Soybean Processors were allocated equally the debt service on $735,000 in water revenue bonds that were issued by the City to support this project that mature in February 2019. On September 30, 2019, we finalized a new industrial water supply development and distribution agreement with the City of Heron Lake, effective as of February 1, 2019. Under this agreement, we pay flow charges and fixed monthly charges to the City of Heron Lake, in addition to certain excess maintenance costs. The term of this agreement expires February 1, 2029.

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

As of October 31, 2019 and 2018, there was a total of approximately $634,000 and $947,000 in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

In exchange for the Loan Agreement, the Agrinatural executed a security agreement granting HLBE a first lien security interest in all of Agrinatural’s equipment and assets and a collateral assignment assigning HLBE all of Agrinatural’s interests in its contracts, leases, easements and other agreements. In addition, RES, the former minority owner of Agrinatural, executed a guarantee under which RES guaranteed full payment and performance of 27% of Agrinatural’s obligations to HLBE.

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.1 million and $1.5 million at October 31, 2019 and October 31, 2018, respectively. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

On May 19, 2016, HLBE and Agrinatural amended the Additional Agrinatural Credit Facility, entering into amendment to the loan agreement dated March 30, 2015 (the “Amendment”).  Additionally, HLBE and Agrinatural entered into an allonge to the negotiable promissory note dated March 30, 2015 issued by Agrinatural to HLBE (the “Additional Allonge”) to increase the amount of the capital expenditures allowed by Agrinatural during the term of the facility and deferred a portion of the principal payments required for 2016.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.5 million at October 31, 2019 and $2.0 million at October 31, 2018. Subsequent to the closing of

HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

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

Agrinatural recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration Agrinatural expects to receive in exchange for those products or services.

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

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2019 to be approximately $551,000. During the year ended October 31, 2019, the Company has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $551,000. The Company accrues the estimated cost of railcar damages over the term of the lease as the damages are incurred. It is reasonably possible that there will be a change in estimate in the future.

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

The interest rate on the revolving term loan is equal to 3.10% above the One-Month LIBOR, which was 4.87% at October 31, 2019. The interest rate on the seasonal revolving loan is equal to 2.85% above the One-Month LIBOR, which was 4.62% at October 31, 2019. There were no borrowings on either the revolving term loan or the seasonal revolving loan at October 31, 2019. However, if there were borrowings on either or both loan, and we were to experience a 10% adverse change in interest rates, the effect of such change could be substantial and material.

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

As of October 31, 2019, we had price protection in place for approximately 3% and 36% of our anticipated corn and natural gas needs, respectively, and 16%, 5% and 13% of our ethanol, distillers’ grains and corn oil sales, respectively, for the next 12 months.  Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations. As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average ethanol price and the fair value of our corn and natural gas prices as of October 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	October 31, 2019	Change to Income
Ethanol	54,850,000	Gallons	10.0%	$7,775,000
Corn	20,800,000	Bushels	10.0%	$8,174,000
Natural Gas	1,100,000	MMBTU	10.0%	$400,000

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Heron Lake BioEnergy, LLC and Subsidiaries

Heron Lake, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the Company) as of October 31, 2019 and 2018, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the three-year period ended October 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

January 29, 2020

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2019	October 31, 2018
ASSETS
Current Assets
Cash	$4,541,295	$5,995,982
Restricted cash	52,516	—
Accounts receivable	4,891,249	3,952,687
Inventory	6,276,258	6,398,686
Commodity derivative instruments	95,823	425,638
Prepaid expenses and other current assets	408,325	392,980
Total current assets	16,265,466	17,165,973

Property and Equipment, net	39,408,195	44,149,925

Other assets	922,254	704,958

Total Assets	$56,595,915	$62,020,856

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$333,977	$391,934
Accounts payable	5,386,618	5,413,915
Commodity derivative instruments	—	25,180
Accrued expenses	423,266	843,875
Total current liabilities	6,143,861	6,674,904

Long-Term Debt, less current portion	300,203	567,267

Other Long-Term Liabilities	551,000	—

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at October 31, 2019 and 2018	47,599,276	53,054,846
Non-controlling interest	2,001,575	1,723,839
Total members' equity	49,600,851	54,778,685

Total Liabilities and Members' Equity	$56,595,915	$62,020,856

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2019	2018	2017
Revenues	$106,827,445	$108,472,054	$109,917,652

Cost of Goods Sold	108,812,379	104,379,759	99,488,370

Gross Profit (Loss)	(1,984,934)	4,092,295	10,429,282

Operating Expenses	(3,397,611)	(3,198,740)	(3,124,687)

Operating Income (Loss)	(5,382,545)	893,555	7,304,595

Other Income (Expense):
Interest income	77,654	75,558	24,668
Interest expense	(98,815)	(132,036)	(212,491)
Other income, net	225,872	329,916	399,221
Total other income, net	204,711	273,438	211,398

Net Income (Loss)	(5,177,834)	1,166,993	7,515,993

Less: Net Income Attributable to Non-controlling Interest	(277,736)	(311,777)	(247,638)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(5,455,570)	$855,216	$7,268,355

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.07)	$0.01	$0.09

Distributions Per Unit (Class A and B)	$—	$0.11	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2016	62,932,107	15,000,000	$53,499,596	$1,245,424	$54,745,020

Net income attributable to non-controlling interest	—	—	—	247,638	247,638
Net income attributable to Heron Lake BioEnergy, LLC	—	—	7,268,355	—	7,268,355

Balance—October 31, 2017	62,932,107	15,000,000	60,767,951	1,493,062	62,261,013

Member Distributions	—	—	(8,568,321)	(81,000)	(8,649,321)
Net income attributable to non-controlling interest	—	—	—	311,777	311,777
Net income attributable to Heron Lake BioEnergy, LLC	—	—	855,216	—	855,216

Balance—October 31, 2018	62,932,107	15,000,000	53,054,846	1,723,839	54,778,685

Net income attributable to non-controlling interest	—	—	—	277,736	277,736
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(5,455,570)	—	(5,455,570)

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2019	2018	2017
Cash Flow From Operating Activities:
Net income (loss)	$(5,177,834)	$1,166,993	$7,515,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	5,253,479	5,037,645	5,021,798
(Gain) loss on sale of asset	4,864	(24,815)	(45,000)
Change in fair value of commodity derivative instruments	(375,216)	(1,240,386)	(728,073)
Changes in operating assets and liabilities:
Accounts receivable	(938,562)	79,290	575,225
Inventory	122,428	665,658	(1,199,799)
Commodity derivative instruments	679,851	953,942	1,276,397
Prepaid expenses and other current assets	(15,345)	(133,874)	(77,253)
Accounts payable	(103,915)	594,150	(107,013)
Accrued expenses	(420,609)	428,769	17,699
Accrued railcar rehabilitation costs	551,000	—	—
Net cash provided by (used in) operating activities	(419,859)	7,527,372	12,249,974

Cash Flows from Investing Activities:
Capital expenditures	(432,291)	(2,533,767)	(1,174,527)
Acquisition of non-controlling interest	(225,000)	—	—
Proceeds from disposal of asset	—	24,815	45,000
Net cash used in investing activities	(657,291)	(2,508,952)	(1,129,527)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balance	—	—	(1,866,683)
Payments on long-term debt	(325,021)	(438,484)	(486,041)
Distributions to Heron Lake BioEnergy, LLC members	—	(8,568,321)	—
Distribution to non-controlling interest	—	(81,000)	—
Net cash used in financing activities	(325,021)	(9,087,805)	(2,352,724)

Net increase (Decrease) in Cash and Restricted Cash	(1,402,171)	(4,069,385)	8,767,723

Cash and Restricted Cash—Beginning of Period	5,995,982	10,065,367	1,297,644

Cash and Restricted Cash—End of Period	$4,593,811	$5,995,982	$10,065,367

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$4,541,295	$5,995,982	$10,065,367
Restricted Cash - Balance Sheet	52,516	—	—
Cash and Restricted Cash	$4,593,811	$5,995,982	$10,065,367

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$98,815	$132,036	$212,491

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$125,186	$48,568	$—

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

Heron Lake BioEnergy, LLC’s wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), owns 100% of Agrinatural Gas, LLC (“Agrinatural”), beginning as of December 11, 2019. At October 31, 2019, HLBE held a 73% interest in Agrinatural. Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC’s ethanol production facility and other customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, “the Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings (loss) attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations. All significant intercompany balances and transactions are eliminated in consolidation. See Note 18 for a subsequent event regarding the acquisition of non-controlling interest.

Fiscal Reporting Period

The Company’s fiscal year end for reporting financial operations is October 31.

Accounting Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, valuation of commodity derivative instruments and inventory, evaluation of rail car rehabilitation costs, the assumptions used in the impairment analysis of long-lived assets, and inventory purchase and sale commitments.  The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

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

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers’ grains, and corn oil to our customers. Our customers primarily consist of three distinct marketing companies as discussed below. The consideration we receive for these products is fixed or determinable based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

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

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, railcar rehabilitation costs, and direct labor.

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

Restricted Cash

The Company is periodically required to maintain cash balances at its broker related to derivative instrument positions as discussed in Note 7.

Accounts Receivable

Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2019 or 2018.  It is at least possible this estimate will change in the future.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 7.

Other Intangibles

Other intangibles are stated at cost and include road improvements located near the plant in which the Company has a beneficial interest in but does not own the road. The Company amortizes the assets over the economic useful life. The Company recorded amortization expense in the amount of approximately $7,700 for the fiscal year ended October 31, 2019, and approximately $38,000 for each of the fiscal years ended October 31, 2018 and 2017.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When determining impairment losses, a long lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities.  If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  No impairment expense was recorded during fiscal 2019, 2018, and 2017.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value.  No events occurred during the fiscal years ended October 31, 2019, 2018, and 2017 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company had no significant uncertain tax positions as of October 31, 2019 or 2018 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2016.

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

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents, restricted cash and restricted cash equivalents within its statement of cash flows. Effective November 1, 2018, the Company adopted the new standard and has applied it retrospectively. Accordingly, the consolidated statements of cash flows for the periods ended October 31, 2019, 2018, and 2017 have been adjusted from amounts previously reported.

Recently Issued Accounting Pronouncements

Leases (Evaluating)

In February 2016, the FASB adopted ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The guidance will be effective for the Company beginning November 1, 2019. It is to be adopted using a modified retrospective approach. The Company is evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements and anticipates the new guidance will significantly impact its consolidated financial statements given the Company leases a significant number of rail cars for transporting ethanol and dried distillers grains with solubles to its end customers.

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

Additionally, supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”), and any changes in legislation or regulation could cause the

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition, and the ability to operate at a profit. On December 19, 2019, the EPA announced the final 2020 renewable volume requirements (“RVOs”), setting the RVOs for conventional ethanol at 15.0 billion gallons, advanced biofuels at 5.09 billion gallons and cellulosic ethanol at 0.59 billion gallons, for overall RVOs of 20.09 billion gallons for 2020.  Although this final rule achieves the statutory RVO for conventional corn-based ethanol originally set by Congress when the RFS was enacted, it reduces the overall RVOs below the overall statutory level of 30 billion gallons.

Current ethanol production capacity exceeds the EPA’s 2019 and 2020 RVOs that can be satisfied by corn-based ethanol.  According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the White House Office of Management and Budget. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

3. REVENUE

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

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the fiscal year ended October 31, 2019:

	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$82,544,145	$—	$82,544,145
Distillers’ Grains	18,214,512	—	18,214,512
Corn Oil	3,513,679	—	3,513,679
Other	1,123,217	—	1,123,217
Natural Gas	—	1,431,892	1,431,892
Total Revenues	$105,395,553	$1,431,892	$106,827,445

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil.  These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with the natural gas customers of 20 days.

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

4. FAIR VALUE MEASUREMENTS

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$20,060	$20,060	$20,060	$—	$—
Commodity Derivative instruments - Ethanol	$75,763	$75,763	$75,763	$	$

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2018:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$425,638	$425,638	$425,638	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$25,180	$25,180	$—	$25,180	$

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of corn Level 2 instruments by model-based techniques in which all significant inputs are observable in the markets noted above.

5. CONCENTRATIONS

The Company sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2019, 2018, and 2017.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The percentage of total revenues attributable to each of the Company’s three major customers for the fiscal years ended October 31, 2019, 2018, and 2017 were as follows:

	October 31, 2019	October 31, 2018	October 31, 2017
Eco-Energy, Inc. - Ethanol	77.3%	76.3%	81.3%
Gavilon Ingredients, LLC - Distillers' Grains	16.9%	18.3%	13.7%
RPMG, Inc. - Corn Oil	3.3%	3.7%	4.5%

The percentage of total accounts receivable attributable to each of the Company’s three major customers at October 31, 2019 and 2018 were as follows:

	October 31, 2019	October 31, 2018
Eco-Energy, Inc. - Ethanol	80.0%	77.6%
Gavilon Ingredients, LLC - Distillers' Grains	15.3%	15.4%
RPMG, Inc. - Corn Oil	2.8%	2.6%

6. INVENTORY

Inventory consists of the following at October 31:

	2019	2018
Raw materials	$932,503	$1,215,640
Work in process	732,243	571,228
Finished goods	3,157,429	3,436,175
Supplies	1,454,083	1,175,643
Totals	$6,276,258	$6,398,686

The Company performs a lower cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $537,000 and $47,000 for the fiscal year ended October 31, 2019, respectively. The Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $669,000 and $101,000 for the fiscal year ended October 31, 2018, respectively.

7. DERIVATIVE INSTRUMENTS

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

As of October 31, 2019, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,398,000 bushels, comprised of long corn futures positions on 2,131,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 3,267,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 4,000,000 bushels through March 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2019, the Company had approximately $52,000 in cash collateral (restricted cash) related to derivates held by a broker.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2019, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$20,060	$—
Ethanol contracts	Commodity derivative instruments	75,763	—
Totals		$95,823	$—

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

The following table provides details regarding the gains (losses) from the Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Fiscal Year Ended October 31,
	Operations Location	2019	2018	2017
Corn contracts	Cost of goods sold	$350,624	$1,188,237	$962,256
Ethanol contracts	Revenues	24,592	53,747	(218,802)
Natural gas contracts	Cost of goods sold	—	(1,598)	(15,381)
Total gain		$375,216	$1,240,386	$728,073

8. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2019	October 31, 2018
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	88,708,522	87,940,264
Vehicles	700,959	700,959
Office buildings	735,864	738,073
Construction in progress	58,319	375,245
	99,315,502	98,866,379
Less: accumulated depreciation	(59,907,307)	(54,716,454)
Net property and equipment	$39,408,195	$44,149,925

Depreciation expense totaled approximately $5,246,000, $4,999,000 and $4,984,000 during the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9. DEBT FACILITIES

Long-term debt consists of the following:

	October 31, 2019	October 31, 2018
Amended revolving term note payable to lending institution, see terms below.	$—	$—
Seasonal line of credit payable to lending institution, see terms below.	—	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	947,300
Assessment payable as part of water supply agreement, due in monthly installments of $3,942 with interest at 8.73%, enforceable by statutory lien, with the final payment made in 2019.	—	11,901
Totals	634,180	959,201
Less amounts due within one year	333,977	391,934
Net long-term debt	$300,203	$567,267

Revolving Term Note

The Company had a revolving term note payable under which the Company could borrow, repay, and re-borrow in an amount up to the original aggregate principal commitment at any time prior to maturity at March 1, 2022. The original aggregate principal commitment was $28,000,000, which reduced by $3,500,000 annually, starting March 1, 2015 and continuing each anniversary thereafter until maturity. In December 2017, the Company and its lender orally agreed to reduce the aggregate principal commitment of the revolving term loan to $8,000,000.  On April 6, 2018, the Company finalized loan agreements with an effective date of March 29, 2018 for an amended credit facility with its lender (the “2018 Credit Facility”). On January 7, 2020, the Company finalized loan agreements for an amended credit facility with its lender (the “2020 Credit Facility”).

2020 Credit Facility

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2018 Credit Facility

The 2018 Credit Facility includes an amended and restated revolving term loan with a $4,000,000 principal commitment and a revolving seasonal line of credit with a $4,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee.  The 2018 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In October 2018, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2018, the Company received a waiver from its lender waiving this event of noncompliance. In October 2019, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2019, the Company received a waiver from its lender waiving this event of noncompliance.

As part of the 2018 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2018 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Amended Revolving Term Note

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 4.87% at October 31, 2019.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the amended revolving term loan at October 31, 2019 and 2018 was $4,000,000.

Seasonal Revolving Loan

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4,000,000 until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the rate quoted by LIBOR Index rate, which was 4.62% at October 31, 2019.  The aggregate principal amount available under the seasonal revolving loan was $4,000,000 at October 31, 2019 and 2018.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

Estimated annual maturities of long-term debt at October 31, 2019 are as follows based on the most recent debt agreements:

2020	$333,977
2021	300,203
Total debt	$634,180

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

Notes to Consolidated Financial Statements

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

11. LEASES

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

Rent expense for the Company’s leases was approximately $2,374,000, $2,339,000 and $2,170,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

At October 31, 2019, the Company had the following minimum future lease payments, which at inception had non‑cancelable terms of more than one year:

November 1, 2019 to October 31, 2020	$1,767,000
November 1, 2020 to October 31, 2021	1,767,000
November 1, 2021 to October 31, 2022	1,767,000
November 1, 2022 to October 31, 2023	1,767,000
November 1, 2023 to October 31, 2024	1,670,000
Thereafter	3,812,000
Total minimum lease commitments	$12,550,000

12. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2019	2018
Consolidated financial statement basis of assets	$56,595,915	$62,020,856
Plus: Organization and start-up costs capitalized for tax purposes, net	502,566	617,833
Less: Unrealized gains on commodity derivative instruments	(95,823)	(425,638)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(56,386,730)	(56,330,302)
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$28,460,507	$33,727,328

Financial Statement basis of liabilities	$6,995,064
Accrued Rail Car Maintenance	(551,000)
Other Accruals	(183,891)
Income tax basis of liabilities	$6,260,174

There were no significant differences between the consolidated financial statement basis of liabilities and the income tax basis of liabilities at 2018.

13. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary.  The Company

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

contributions totaled approximately $92,000, $98,000, and $90,000 for the fiscal years ended October 31, 2019, 2018, and 2017, respectively.

14. RELATED PARTY TRANSACTIONS

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

Total expenses under this agreement were $438,000, $449,000 and $406,000 for fiscal years ended October 31, 2019, 2018, and 2017, respectively.

Corn Purchase - Members

The Company purchased corn from members of its Board of Governors of approximately $11,478,000 in fiscal year 2019,  of which approximately $470,000 is included in accounts payable at October 31, 2019, $14,483,000 in fiscal year 2018, of which approximately $348,000 is included in accounts payable at October 31, 2018, and $9,811,000 in fiscal year 2017  of which approximately $602,000 is included in accounts payable at October 31, 2017.

Swan Engineering

Agrinatural had a management and operating agreement with Swan Engineering, Inc. (“SEI”). SEI, together with an unrelated third party owns Rural Energy Solutions, LLC (“RES”), the 27% minority owner of Agrinatural. Under the management and operating agreement, SEI provided Agrinatural with day-to-day management and operation of Agrinatural’s pipeline distribution business. In exchange for these services, Agrinatural paid SEI an aggregate management fee equal to the fixed monthly base fee plus the variable customer management fee based on the number of customers served on the pipeline less the agreed monthly fee reduction of $4,500. For the year ended October 31, 2019, the Company paid approximately $28,000 and $111,000 for the monthly base fee and variable customer management fee, respectively. For the year ended October 31, 2018, the Company paid approximately $38,000 and $161,000 for the monthly base fee and variable customer management fee, respectively.  For the year ended October 31, 2017, the Company paid approximately $36,000 and $157,000 for the monthly base fee and variable customer management fee, respectively. The management and operating agreement with SEI expired July 1, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

Agrinatural also had a project management agreement with SEI. Pursuant to the project management agreement, SEI supervised all of Agrinatural’s pipeline construction projects. These projects are constructed by unrelated third-party pipeline construction companies. Under the project management agreement, Agrinatural paid SEI a total of 10% of the actual capital expenditures for construction projects approved by Agrinatural’s Board of Directors, excluding capitalized marketing costs. For the year ended October 31, 2019, the Company incurred approximately $45,000 for project management and capital work fees. For the year ended October 31, 2018, the Company incurred approximately $77,000 for project management and capital work fees. For the year ended October 31, 2017, the Company incurred approximately $44,000 for project management and capital work fees. The project management with SEI expired June 30, 2019. Agrinatural entered into a new five-year management and operating agreement with a third party effective July 1, 2019.

15. COMMITMENTS AND CONTINGENCIES

Water Agreements

In September 2019, the Company entered into an industrial water supply development and distribution agreement, effective as of February 1, 2019, with the City of Heron Lake for 10 years.  The Company has the exclusive rights to the

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

first 600 gallons per minute of capacity that is available from the well.  In consideration, the Company will pay flow charges at a rate of $0.60 cents per thousand gallons of water, in addition to a fixed monthly charge of $1,500 per month.  The flow charges are placed into a dedicated fund for operation and maintenance of the well, and are capped at $300,000 at the end of each year. The Company is also responsible for paying 55% of operation and maintenance costs in excess of the $300,000 cap, in the first two years of the agreement. Thereafter, the percentage payable by the Company is determined based on a two-year average of the Company’s usage compared to the total amount of industrial water supplied to the Company and a third-party customer of the City of Heron Lake.

Under the previous industrial water supply development and distribution agreement with the City of Heron Lake, the Company paid one half of the City of Heron Lake’s water well bond payments of $735,000, plus a 5% administrative fee, totaling approximately $594,000, and operating costs, relative to the Company’s water usage, plus a 10% profit. The Company recorded an assessment of approximately $367,000 with long-term debt as described in Note 9.  The Company paid operating and administrative expenses of approximately $12,000 per year.

In May 2006, the Company entered into a water treatment agreement with the City of Heron Lake and Jackson County for 30 years. The Company will pay for operating and maintenance costs of the plant in exchange for receiving treated water.  In addition, the Company agreed to an assessment for a portion of the capital costs of the water treatment plant.

The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9.  The Company paid operating and maintenance expenses of approximately $52,000, $92,000, and $24,000 in fiscal 2019, 2018, and 2017, respectively.

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

The initial term of Eco Agreement continued through December 31, 2016, with automatic renewals for additional three terms of three year periods unless terminated by either party by providing written notice to the other party at least 3 months prior to the end of the then current term. During the third fiscal quarter of 2016, the Company amended the Eco Agreement. In October 2019, the Company amended the Eco Agreement, which provides an extension of the term of the agreement through December 31, 2020, with automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other at least 90 days prior to the end of the then-current term. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Ethanol marketing fees and commissions totaled approximately $635,000, $604,000, and $587,000 for the fiscal years ended October 31, 2019, 2018, and 2017.

Ethanol Forward Contracts

At October 31, 2019, the Company had fixed and basis contracts to sell approximately $13,490,000 of ethanol for various delivery periods through December 2019, which approximates 92% of its anticipated ethanol sales for that period.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Distillers’ grains commissions totaled approximately $287,000, $252,000, and $268,000 for the fiscal years ended October 31, 2019, 2018 and 2017.

Distillers’ Grains Forward Contracts

At October 31, 2019, the Company had forward contracts to sell approximately $1,275,000 of distillers’ grains for delivery through January 2020, which approximates 21% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions totaled approximately $71,000, $83,000, and $89,000 for the fiscal years ended October 31, 2019, 2018, and 2017.

Corn Oil Forward Contracts

At October 31, 2019, the Company had forward contracts to sell approximately $468,000 of corn oil for delivery through December 2019, which approximates 75% of its anticipated corn oil sales for that period.

Contract for Natural Gas Pipeline to Plant

The Company has a facilities agreement with Northern Border Pipeline Company which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from the plant. Agrinatural was formed to own and operate the pipeline and transports gas to the Company pursuant to a transportation agreement.

The Company also has a base agreement for the sale and purchase of natural gas with Constellation NewEnergy-Gas Division, LLC (“Constellation”), pursuant to which it buys all of its natural gas from Constellation.  This agreement runs until March 31, 2022.

Corn Forward Contracts

At October 31, 2019, the Company had cash and basis contracts for forward corn purchase commitments for approximately 740,000 bushels for deliveries through December 2021.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed at October 31, 2019 and 2017, and an impairment loss existed of approximately $323,000 at October 31, 2018. The impairment expense is recorded as a component of cost of goods sold.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2019 to be approximately $551,000. During the year ended October 31, 2019, the Company has recorded an expense in cost of goods and a corresponding estimated long-term liability totaling $551,000. The Company accrues the estimated cost of railcar damages over the term of the lease as the damages are incurred.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16. BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income and total assets for the fiscal years ended October 31:

	Fiscal Year Ended October 31,
Revenue:	2019	2018	2017
Ethanol production	$105,395,553	$106,811,761	$108,709,255
Natural gas pipeline	3,182,958	3,436,880	2,946,438
Eliminations	(1,751,066)	(1,776,587)	(1,738,041)
Total Revenue	$106,827,445	$108,472,054	$109,917,652

	Fiscal Year Ended October 31,
Operating Income (Loss):	2019	2018	2017
Ethanol production	$(6,594,653)	$(501,475)	$6,821,779
Natural gas pipeline	1,878,935	2,116,147	1,177,251
Eliminations	(666,827)	(721,117)	(694,435)
Operating Income (Loss):	$(5,382,545)	$893,555	$7,304,595

	Fiscal Year Ended October 31,
Assets:	2019	2018
Ethanol production	$44,097,379	$49,540,279
Natural gas pipeline	12,498,536	12,480,577
Total Assets	$56,595,915	$62,020,856

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly results are as follows:

	First	Second	Third	Fourth
Fiscal year ended October 31, 2019	Quarter	Quarter	Quarter	Quarter
Revenues	$25,697,520	$25,494,797	$27,367,787	$28,267,341
Gross profit (loss)	(1,033,800)	(419,654)	1,248,103	(1,779,583)
Operating income (loss)	(1,953,327)	(1,275,409)	381,693	(2,535,502)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	(2,023,640)	(1,115,152)	326,579	(2,643,357)
Basic and diluted earnings (loss) per unit attributable to Heron Lake BioEnergy, LLC (Class A and B)	$(0.03)	$(0.01)	$—	$(0.03)

	First	Second	Third	Fourth
Fiscal year ended October 31, 2018	Quarter	Quarter	Quarter	Quarter
Revenues	$27,972,451	$29,880,856	$26,252,916	$24,365,831
Gross profit (loss)	1,581,182	2,127,807	1,092,414	(709,108)
Operating income (loss)	716,139	1,285,823	373,043	(1,481,450)
Net income (loss) attributable to Heron Lake BioEnergy, LLC	861,997	1,271,018	302,686	(1,580,485)
Basic and diluted earnings (loss) per unit attributable to Heron Lake BioEnergy, LLC (Class A and B)	$0.01	$0.02	$—	$(0.02)

	First	Second	Third	Fourth
Fiscal year ended October 31, 2017	Quarter	Quarter	Quarter	Quarter
Revenues	$27,390,074	$25,990,784	$28,541,889	$27,994,905
Gross profit	3,414,231	1,850,266	2,251,294	2,913,491
Operating income	2,567,534	1,080,594	1,518,888	2,137,579
Net income attributable to Heron Lake BioEnergy, LLC	2,832,416	1,019,120	1,414,752	2,002,070
Basic and diluted earnings per unit attributable to Heron Lake BioEnergy, LLC (Class A and B)	$0.04	$0.01	$0.02	$0.02

The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

18. SUBSEQUENT EVENT

On December 11, 2019, HLBE Pipeline Company, LLC, which is a wholly owned subsidiary of Heron Lake BioEnergy, acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. A deposit of $225,000 was paid in October 2019 and recorded within other assets at October 31, 2019. The change of interest will be recorded as an equity transaction in accordance with ASC 805 during fiscal year 2020.

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2019.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2019.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2020 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2019) covered by this Annual Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2020 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)Financial Statements

The consolidated financial statements appear beginning at page 58 of this report.

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

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.2	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.3	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.4	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.5	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.

10.6	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.7	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.8	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.9	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.10	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.11	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013.
10.12	Distillers’ Grains Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.13	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.14	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.15	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.16	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.17	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.18	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.19	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.20	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.21	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.22	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.23	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.

10.24	Allonge Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K for the quarter ended March 31, 2015.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.25	Loan Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.2 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.26	Promissory Note dated March 30, 2015 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.3 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.27	Security Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.28	Collateral Assignment dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.5 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.29	Guaranty dated March 30, 2015 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.6 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.30	Restructure Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC and Swan Engineering, Inc.	Exhibit 10.7 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.31	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.
10.32	Industrial Water Supply and Distribution Agreement dated September 25, 2019 by and among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC) and City of Heron Lake, Minnesota	Filed herewith.
10.33	Membership Interest Purchase Agreement dated October 18, 2019 by and among Rural Energy Solutions, LLC, HLBE Pipeline Company, LLC, Swan Engineering, Inc., Mychael Swan, and Agrinatural Gas, LLC	Filed herewith.
10.34	Amendment No. 2 dated October 28, 2019 to the Ethanol Marketing Agreement dated September 17, 2018 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC ɷ	Filed herewith.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.

101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2019 and October 31, 2018, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2019, 2018, and 2017, (iii) the Consolidated Statements of Changes in Members’ Equity for the fiscal years ended October 31, 2019, 2018, and 2017, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2019, 2018, and 2017, and (v) the Notes to Consolidated Financial Statements.

*   Indicates compensatory agreement.

†   Certain portions of this exhibit have been redacted and filed on a confidential basis with the Commission pursuant to a request for confidential treatment under Rule 24b-2 of under the Exchange Act. Spaces corresponding to the deleted portions are represented by brackets with asterisks [* * *].

ɷ  Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) as they are both not material and would likely cause competitive harm to the Company if publicly disclosed. Spaces corresponding to the deleted portions are represented by brackets with [* * *].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date:	January 29, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	January 29, 2020	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2020	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	January 29, 2020	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	January 29, 2020	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	January 29, 2020	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	January 29, 2020	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	January 29, 2020	/s/ Dean Buesing
Dean Buesing, Governor

Date:	January 29, 2020	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	January 29, 2020	/s/ Marten Goulet
Marten Goulet, Governor

Date:	January 29, 2020	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	January 29, 2020	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	January 29, 2020	/s/ David Woestehoff
David Woestehoff, Governor

Date:	January 29, 2020	/s/ Jeremy Janssen
Jeremy Janssen, Alternate Governor

Date:	January 29, 2020	/s/ Sherry Jean Larson
Sherry Jean Larson, Alternate Governor

Date:	January 29, 2020	/s/ Bruce LaVigne
Bruce LaVigne, Alternate Governor