Form 10-Q
period 2020-01-31
Heron Lake BioEnergy, LLC
filed 2020-03-16
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2020

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

As of March 16, 2020, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2020	October 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$2,095,986	$4,541,295
Restricted cash	42,221	52,516
Accounts receivable	988,463	4,891,249
Inventory	7,751,957	6,276,258
Commodity derivative instruments	144,410	95,823
Prepaid expenses and other current assets	641,557	408,325
Total current assets	11,664,594	16,265,466

Property and Equipment, net	38,175,096	39,408,195

Operating lease right of use assets	10,257,425	—

Other assets	697,254	922,254

Total Assets	$60,794,369	$56,595,915

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$333,977	$333,977
Checks drawn in excess of bank balances	724,292	—
Accounts payable	3,124,877	5,386,618
Commodity derivative instruments	12,912	—
Accrued expenses	380,927	423,266
Operating lease, current liabilities	1,296,140	—
Total current liabilities	5,873,125	6,143,861

Long-Term Debt, less current portion	370,174	300,203

Operating Lease, long-term liabilities	8,961,285	—

Other Long-Term Liabilities	562,481	551,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at January 31, 2020 and October 31, 2019	45,027,304	47,599,276
Non-controlling interest	—	2,001,575
Total members' equity	45,027,304	49,600,851

Total Liabilities and Members' Equity	$60,794,369	$56,595,915

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended January 31,
	(unaudited)
	2020	2019
Revenues	$26,680,280	$25,697,520

Cost of Goods Sold	28,129,771	26,731,320

Gross Loss	(1,449,491)	(1,033,800)

Operating Expenses	(899,445)	(919,527)

Operating Loss	(2,348,936)	(1,953,327)

Other Income (Expense):
Interest income	11,581	28,802
Interest expense	(11,531)	(7,914)
Other income, net	339	205
Total other income, net	389	21,093

Net Loss	(2,348,547)	(1,932,234)

Less: Net Income Attributable to Non-controlling Interest	(67,827)	(91,406)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(2,416,374)	$(2,023,640)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Loss Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.03)	$(0.03)

Distributions Per Unit (Class A and B)	$—	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members' equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2020	2019
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net loss	$(2,348,547)	$(1,932,234)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,316,198	1,286,722
Change in fair value of commodity derivative instruments	162,620	(94,292)
Change in operating assets and liabilities:
Accounts receivable	3,902,786	2,368,689
Inventory	(1,475,699)	(1,040,419)
Commodity derivative instruments	(198,295)	391,575
Prepaid expenses and other current assets	(233,232)	(291,950)
Accounts payable	(2,136,555)	(3,098,498)
Accrued expenses	(42,339)	(220,187)
Accrued railcar rehabilitation costs	11,481	—
Net cash used in operating activities	(1,041,582)	(2,630,594)

Cash Flows from Investing Activities:
Capital expenditures	(208,285)	(92,921)
Net cash used in investing activities	(208,285)	(92,921)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balance	724,292	—
Proceeds from long-term debt	7,039,706	—
Payments on long-term debt	(6,969,735)	(7,763)
Acquisition of non-controlling interest	(2,000,000)	—
Net cash used in financing activities	(1,205,737)	(7,763)

Net decrease in Cash and Restricted Cash	(2,455,604)	(2,731,278)

Cash and Restricted Cash—Beginning of Period	4,593,811	5,995,982

Cash and Restricted Cash—End of Period	$2,138,207	$3,264,704

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$2,095,986	$3,125,463
Restricted Cash - Balance Sheet	42,221	139,241
Cash and Restricted Cash	$2,138,207	$3,264,704

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$11,531	$7,914

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$8,148

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

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

Heron Lake BioEnergy, LLC’s wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), is the sole owner of Agrinatural Gas, LLC (“Agrinatural”). Agrinatural is a natural gas pipeline company that was formed to construct, own, and operate the natural gas pipeline that provides natural gas to the Company’s ethanol production facility and other customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Beginning as of December 11, 2019, HLBE holds a 100% interest in Agrinatural. At October 31, 2019, HLBE held a 73% interest in Agrinatural.

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2020 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations through December 11, 2019, when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2019, contained in the Company’s annual report on Form 10-K.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, the assumptions used in the analysis of impairment of long-lived assets, valuation of commodity derivative instruments, inventory, inventory purchase and sales commitments, and evaluation of railcar rehabilitation costs. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made.  Actual results could differ from those estimates.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

Non-controlling Interest

Amounts recorded as non-controlling interest on the October 31, 2019 balance sheet relates to the net investment by an unrelated party in Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired. Income and losses are allocated to the members of Agrinatural based on their respective percentage of membership units held.  Pursuant to the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term ending on October 31, 2021, with one automatic renewal option to extend the term for an additional five years.

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

•

Distillers’ grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between Gavilon and the Company.  Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc.  The process for selling corn oil is the same as our distillers’ grains.  RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company.  Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

•

Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost for all inventories is determined using the first in first out method. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventory consists of raw materials, work in process, finished

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

goods, and supplies. Corn is the primary raw material along with other raw materials. Finished goods consist of ethanol, distillers’ grains, and corn oil.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance on accounting for leases under Accounting Standards Codification 842 (ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 8 for further information.

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

January 31, 2020

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and into 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

3.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$20,291,884	$—	$20,291,884
Distillers’ Grains	4,488,804	—	4,488,804
Corn Oil	914,398	—	914,398
Other	295,917	—	295,917
Natural Gas	0	689,277	689,277
Total Revenues	$25,991,003	$689,277	$26,680,280

	Three Months Ended January 31, 2019
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$18,398,152	$—	$18,398,152
Distillers’ Grains	5,485,355	—	5,485,355
Corn Oil	964,411	—	964,411
Other	264,303	—	264,303
Natural Gas	—	585,299	585,299
Total Revenues	$25,112,221	$585,299	$25,697,520

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

4.INVENTORY

Inventory consisted of the following:

	January 31, 2020	October 31, 2019
	(unaudited)
Raw materials	$1,939,236	$932,503
Work in process	696,617	732,243
Finished goods	3,673,218	3,157,429
Supplies	1,442,886	1,454,083
Totals	$7,751,957	$6,276,258

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $877,000 and $981,000 for the three months ended January 31, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $126,000 and $24,000 for the three months ended January 31, 2020 and 2019, respectively.

5.DERIVATIVE INSTRUMENTS

As of January 31, 2020, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 5,528,000 bushels, comprised of long corn futures positions on 391,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020 and short corn futures positions on 1,607,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 3,530,000 bushels through July 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2020, the Company had approximately $42,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at January 31, 2020, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$144,410	$—
Ethanol contracts	Commodity derivative instruments	—	12,912
Totals		$144,410	$12,912

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

As of October 31, 2019, the Company had a $52,000 in cash collateral (restricted cash) related to derivatives held by a broker.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended January 31,
	Operations Location	2020	2019
Corn contracts	Cost of goods sold	$(80,768)	$94,292
Ethanol contracts	Revenues	(81,852)	—
Total gain (loss)		$(162,620)	$94,292

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets:		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$144,410	$144,410	$144,410	$—	$—
Commodity Derivative instruments - Ethanol	$12,912	$12,912	$12,912	$—	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$20,060	$20,060	$20,060	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$75,763	$75,763	$75,763	$—	$—

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

7.DEBT FINANCING

Long-term debt consists of the following:

	January 31, 2020	October 31, 2019
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$69,971	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	634,180
Totals	704,151	634,180
Less amounts due within one year	333,977	333,977
Net long-term debt	$370,174	$300,203

Revolving Term Note

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

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue to act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 4.76% at January 31, 2020.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Estimated annual maturities of long-term debt at January 31, 2020 are as follows based on the most recent debt agreements:

2020	$333,977
2021	300,203
2022	69,971
Total debt	$704,151

8.LEASES

Adoption of ASC 842

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

As discussed in Note 1, on November 1, 2019, the Company adopted the provisions of ASC 842 using the modified retrospective approach, which applies the provisions of ASC 842 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of approximately $10.9 million at November 1, 2019. The adoption did not have a significant impact on the Company’s statement of operations.

Upon the initial adoption of ASC 842, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than one year) leases.

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended January 31, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the three months ended January 31, 2020, the weighted average remaining lease term was four years.

The Company elected to use a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For railcar leases, the Company elected to combine the railcars within each rider and account for each rider as an individual lease.

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of January 31, 2020:

Twelve Months Ended January 31,
2021	$1,767,000
2022	1,767,000
2023	1,767,000
2024	1,757,250
2025	1,650,000
Thereafter	3,400,000
Totals	12,108,250
Less: Amount representing interest	1,850,825
Lease liabilities	$10,257,425

For the three months ended January 31, 2020, the Company recorded operating lease costs of approximately $575,000 in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

9.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2020, the Company had cash and basis contracts for forward corn purchase commitments for approximately 7,966,000 bushels for deliveries through December 2021.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed at January 31, 2020 or October 31, 2019.

Ethanol Forward Contracts

At January 31, 2020, the Company had fixed and basis contracts to sell approximately $11,566,000 of ethanol for various delivery periods through March 2020, which approximates 85% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At January 31, 2020, the Company had forward contracts to sell approximately $2,211,000 of distillers’ grains for delivery through March 2020, which approximates 55% of its anticipated distillers’ grains sales during that period.

Corn Oil Forward Contracts

At January 31, 2020, the Company had forward contracts to sell approximately $289,000 of corn oil for various delivery periods through February 2020, which approximates 75% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at January 31, 2020 to be approximately $562,000. During the quarter ended January 31, 2020, the Company has recorded an expense in cost of goods of approximately $11,000.

10.MEMBERS’ EQUITY

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at January 31, 2020 and October 31, 2019.

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. A deposit of $225,000 was paid in October 2019 and recorded within other assets at October 31, 2019, and the remaining amount was paid on December 11, 2019. The change of interest is recorded as an equity transaction in accordance with ASC 805.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

11.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $123,000 and $121,000 for the three months ended January 31, 2020 and 2019, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $5,065,000 and $1,949,000 for the three months ended January 31, 2020 and 2019, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2020

12.BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended
	January 31, 2020	January 31, 2019
Revenue:	(unaudited)	(unaudited)
Ethanol production	$25,991,003	$25,112,221
Natural gas pipeline	1,136,217	1,039,625
Eliminations	(446,940)	(454,326)
Total Revenue	$26,680,280	$25,697,520

	Three Months Ended
	January 31, 2020	January 31, 2019
Operating Income (Loss):	(unaudited)	(unaudited)
Ethanol production	$(2,812,778)	$(2,345,303)
Natural gas pipeline	646,298	563,273
Eliminations	(182,456)	(171,297)
Operating Loss	$(2,348,936)	$(1,953,327)

	January 31, 2020	October 31, 2019
Assets:	(unaudited)
Ethanol production	$48,171,952	$44,097,379
Natural gas pipeline	12,622,417	12,498,536
Total Assets	$60,794,369	$56,595,915

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2020 and 2019.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2019 as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

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

Overview

Heron Lake BioEnergy, LLC is a Minnesota limited liability company that owns and operates a dry mill corn-based, natural gas fired ethanol plant near Heron Lake, Minnesota.  Our business consists of the production and sale of our ethanol throughout the continental U.S. and sale of its co-products (wet, modified wet and dried distillers’ grains, corn oil, and corn syrup) locally, and throughout the continental U.S. Additionally, through a wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), we are the sole owner of Agrinatural Gas, LLC (“Agrinatural”).  Beginning as of December 11, 2019, we hold a 100% interest in Agrinatural. At October 31, 2019, we held a 73% interest in Agrinatural. Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC’s ethanol production facility and other customers.

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

Reportable Operating Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  Based on the nature of the products, services and operations and the expected financial results, we review our operations within the following two separate operating segments: (1) ethanol production; and (2) natural gas pipeline operations.  We currently do not have or anticipate we will have any other lines of business or other significant sources of revenue other than the sale of ethanol, distillers’ grains, corn oil and natural gas transportation.  Refer to Note 12, “Business Segments,” of the notes to the condensed consolidated unaudited financial statements for financial information about our financial reporting segments.

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

We have a facilities agreement with Northern Border Pipeline Company, which allows us access to an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We have entered into a firm natural gas transportation agreement with Agrinatural, our indirectly wholly owned subsidiary. We also have an agreement with Constellation New Energy—Gas Division, LLC to supply the natural gas necessary to operate our plant.

Natural Gas Pipeline

Through our wholly owned subsidiary, HLBE Pipeline Company, we indirectly own 100% of Agrinatural Gas, LLC, a Delaware limited liability company (“Agrinatural”), a natural gas distribution and sales company located in Heron Lake, Minnesota. On October 18, 2019, HLBE Pipeline Company entered into an agreement to purchase the 27% non-controlling interest in Agrinatural, which became effective on December 11, 2019. Prior to December 11, 2019, Rural Energy Solutions, LLC owned a 27% non-controlling interest in Agrinatural. Agrinatural owns approximately 190 miles of natural gas pipeline and provides natural gas to the Company’s ethanol plant and other commercial, agricultural, and residential customers through a connection with the natural gas pipeline facilities of Northern Border Pipeline Company.  Agrinatural's revenues are generated through natural gas distribution fees and sales.  The operations of Agrinatural's natural gas pipeline are aggregated into a separate financial reporting segment.

Agrinatural has a natural gas local distribution company management agreement with GFE pursuant to which GFE’s chief executive officer and chief financial officer also hold those same offices with Agrinatural. The agreement automatically renews for successive one-year terms unless either Agrinatural or GFE gives the other party written notice of termination prior to expiration of the then current term. The agreement may also be terminated by either party for cause under certain circumstances.

The Company has two intercompany credit facilities with Agrinatural: a July 2014 credit facility, as amended (the “Original Credit Facility”) and a March 2015 credit facility, as amended (the “Additional Credit Facility”).  Under the Original Credit Facility, the Company made a five-year term loan in the principal amount of $3.05 million and pursuant to the Additional Credit Facility, made a four-year term loan in the principal amount of $3.5 million to Agrinatural.  Subsequent to the closing of the Company’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to both the Original Credit Facility and the Additional Credit Facility. Additional details are provided below in the section below entitled “PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; Indebtedness.”

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and into 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure, as well as small capital projects, including the construction of additional grain storage, to improve operating efficiency. We anticipate using cash we generate from our operations and our revolving term loan to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. Continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high and that ethanol production remains steady since the conclusion of fiscal year 2019. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Increases in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA February 2020 Short Term Energy Outlook, U.S. gasoline demand was approximately 9.3 million barrels per day in 2019 and is expected to stay at that same level in 2020. The EIA forecasts regular gasoline prices to average $2.60 per gallon in 2020 compared to the 2019 average of $2.73 per gallon. The EIA also estimates the summer peak price will gradually decrease from the peak in August at an average of $2.68 per gallon to an average $2.53 per gallon in December. Any increase in the average gallon cost to the public could have a negative impact on the EIA’s forecast.

In addition, crude oil prices have fallen sharply in March 2020, as a result of market reaction to the coronavirus pandemic, which has caused global demand to decline, and international price wars. Such marked decreases in crude oil prices are likely to have a negative impact on the demand for ethanol, which are likely to be exacerbated by overall lessened global energy demand as a result of the coronavirus pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019, some U.S. ethanol plants temporarily suspended production due to negative margins and stagnant export projections caused by trade barriers.

In recent years, exports of ethanol have increased; however, exports fell slightly during the 2019 fiscal year compared to the 2018 fiscal year.  Export demand for ethanol is less consistent compared to domestic demand, which can lead to ethanol price volatility. During 2017, Brazil and China adopted import quotas and/or tariffs on the importation of ethanol, which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 70% tariff in 2018. Brazilian demand for US ethanol has remained relatively steady, despite a tariff imposed in 2017 and renewed in 2019. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

During our first fiscal quarter of 2020, distillers’ grains prices fell, due to lower export demand and weakness in corn and soybean meal prices. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly negatively impacted during the three months ended January 31, 2020, in line with the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

In December 2019, legislation was signed extending the $1.00 per-gallon biodiesel blender tax credit retroactively to January 1, 2018 through December 31, 2022. However, corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuels Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

Under the provisions of the RFS, the EPA must publish an annual rule that establishes the number of gallons of different types of renewable fuels, including corn-based ethanol, that must be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers, which affects the domestic market for ethanol.  In December 2019, the EPA released the final 2020 renewable volume obligations (“RVOs”), which included an overall blending requirement of 20.09 billion gallons for 2020, a slight increase from 2019 mandates. Conventional corn-based ethanol levels were left at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for “hardship.”

U.S. ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that could be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered the proposed RFS “reset” rule to the White House Office of Management and Budget for its review. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On February 20, 2020, the EPA released data on the number of waivers filed, which indicated that 23 petitions for waivers for the 2019 compliance year have been received. For the 2018 compliance year, 42 petitions have been received. To date, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension,” which would require a small refinery exemption in prior years to prolong, enlarge or add to. The court approved a 15-day extension of the deadline to file a petition for rehearing, which sets the deadline at March 24, 2020.  If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Although the maintenance of the 15.0 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the 2020 final rule, in addition to the year-round E15 rule, signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal, or otherwise invalidate the RFS.  Any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

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

Results of Operations for the Three Months Ended January 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended January 31,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$26,680	100.0%	$25,697	100.0%
Cost of Goods Sold	28,130	105.4%	26,731	104.0%
Gross Loss	(1,450)	(5.4)%	(1,034)	(4.0)%
Operating Expenses	(899)	(3.4)%	(919)	(3.6)%
Operating Loss	(2,349)	(8.8)%	(1,953)	(7.6)%
Other Income, net	—	—%	21	0.1%
Net Loss	(2,349)	(8.8)%	(1,932)	(7.5)%
Less: Net Income Attributable to Non-controlling Interest	(68)	(0.3)%	(92)	(0.4)%

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(2,417)	(9.1)%	$(2,024)	(7.9)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 97.4% of our total revenues for the three months ended January 31, 2020 and approximately 97.7% of our total revenues for the three months ended January 31, 2019.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 2.6% of our consolidated revenues for the three months ended January 31, 2020 and approximately 2.3% of our consolidated revenues for the three months ended January 31, 2019.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$20,292	76.1%
Distillers' grains sales	4,489	16.8%
Corn oil sales	914	3.4%
Corn syrup sales	296	1.1%
Agrinatural revenues (net of intercompany eliminations)	689	2.6%
Total Revenues	$26,680	100.0%

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

Our total consolidated revenues increased by approximately 3.8% for the three months ended January 31, 2020, as compared to the three months ended January 31, 2019, due to an increase in the average price received for our ethanol and an increase in volume sold of our corn oil, which was partially offset by a decrease in the average price received for our distillers’ grains and corn oil and decreases in volumes sold of our ethanol and distillers’ grains.  The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020		Three Months Ended January 31, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	15,502	$1.31	16,628	$1.11
Distillers' grains (tons)	33	$136.76	39	$140.57
Corn oil (pounds)	4,005	$0.23	3,865	$0.25

Ethanol

Total revenues from sales of ethanol increased by approximately 10.3% for the three months ended January 31, 2020, compared to the same period of 2019 due to an approximately 18.0% increase in the average price per gallon we received for our ethanol as compared to the same period in 2019, which was partially offset by an approximately 6.8% decrease in the volume of ethanol sold from period to period.  The increase in ethanol prices was primarily due to the increase in corn prices.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2020, we had fixed and basis contracts for forward ethanol sales for various delivery periods through March 2020 valued at approximately $11.6 million.  Separately, ethanol derivative instruments resulted in a loss of approximately $82,000 for the three months ended January 31, 2020. In comparison, we had no gain or loss on ethanol derivative instruments for the three months ended January 31, 2019. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $877,000 and $981,000 for the three months ended January 31, 2020 and 2019, respectively.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 18.2% for the three months ended January 31, 2020 compared to the same period of 2019.  This decrease was due to an approximately 15.4% decrease in the volumes of distillers’ grains sold in the three months ended January 31, 2020 compared to the same period of 2019, coupled with an approximately 2.7% decrease in the average price per ton we received for our distillers’ grains from period to period.    We sold fewer tons of distillers’ grains in the three months ended January 31, 2020 as compared to the same period in 2019 due to the timing of shipments and less production.

At January 31, 2020, we had forward distillers’ grains sales contracts valued at approximately $2.2 million for delivery through March 2020.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 5.2% for the three months ended January 31, 2020 compared to the same period of 2019, due to an approximately 8.0% decrease in the average price per pound we received for our corn oil from period to period, which was partially offset by an increase of approximately 3.6% in pounds sold from period to period.

Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At January 31, 2020, we had forward corn oil sales contracts valued at approximately $289,000 for various delivery periods through February 2020.

Cost of Goods Sold

Our cost of goods sold increased by approximately 5.2% for the three months ended January 31, 2020, compared to the three months ended January 31, 2019. Additionally, as a percentage of revenues, our cost of goods sold increased to approximately 105.4% for the three months ended January 31, 2020 compared to 104.0% for the same period of 2019.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2020 and 2019 was approximately $1.63 and $1.45 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2020:

	Three Months Ended January 31, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$21,569	76.7%
Natural gas costs	1,818	6.5%
All other components of costs of goods sold	4,743	16.8%
Total Cost of Goods Sold	$28,130	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 6.7% more for the three months ended January 31, 2020 compared to the same period of 2019.  The increase resulted from an approximately 15.2% increase in the average price per bushel paid for corn from period to period, which was partially offset by an approximately 7.5% decrease in the number of bushels of corn processed from period to period. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2020 was approximately the same as the corn-ethanol price spread we experienced for same period of 2019.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2020 we had approximately 8.0 million bushels of cash and basis contracts for forward corn purchase commitments for deliveries through December 2021.

Our corn derivative positions resulted in a loss of approximately $81,000 for the three months ended January 31, 2020 and a gain of approximately $94,000 for the three months ended January 31, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $126,000 and $24,000 for the three months ended January 31, 2020 and 2019, respectively.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 18.7% for the three months ended January 31, 2020 compared to the same period of 2019.  Management attributes this decrease in cost of natural gas from period to period to higher natural gas inventories.

We had no gain or loss on natural gas derivative instruments for the three months ended January 31, 2020 and 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments from natural gas in cost of goods sold as the changes occur.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 10.9% for the three months ended January 31, 2020 compared to the same period of 2019. Management attributes this increase in costs from period to period to lower costs for repairs and maintenance in the 2019 period.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended January 31, 2020 decreased approximately 2.2% compared to the three months ended January 31, 2019. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

Our operating loss for the three months ended January 31, 2020 increased by approximately $396,000 compared to the same period of 2019.  This increase resulted largely from increases in cost of goods sold related to corn and other  components during the 2020 period.

Other Income, Net

We had net other income of approximately $400 during the three months ended January 31, 2020 compared to net other income of approximately $21,000 for the same period of 2019.  We had less other income the three months ended January 31, 2020 compared to the same period of 2019 due primarily to less interest income during the 2020 period.

Changes in Financial Condition at January 31, 2020 and October 31, 2019

The following table highlights our financial condition at January 31, 2020 and October 31, 2019 (amounts in thousands):

	January 31, 2020	October 31, 2019
Current Assets	$11,665	$16,266
Total Assets	$60,794	$56,596
Current Liabilities	$5,873	$6,144
Long-Term Debt, less current portion	$370	$300
Operating Leases, long-term liabilities	$8,961	—
Other Long-Term Liabilities	$563	$551
Members' Equity attributable to Heron Lake BioEnergy, LLC	$45,027	$47,599
Non-Controlling Interest	$—	$2,002

The decrease in total current assets is primarily attributable to a decrease in accounts receivable of approximately $3.9 million at January 31, 2020 compared to October 31, 2019. Additionally, we had decreases of approximately $2.4 million in cash on hand and approximately $10,000 in restricted cash at January 31, 2020 compared to October 31, 2019. Offsetting these decreases were increases of approximately $1.5 million in inventory, approximately $49,000 in the value of commodity derivative instruments, and approximately $233,000 in prepaid expenses and other current assets at January 31, 2020 compared to October 31, 2019.  The increase in total assets was primarily due to recognition of operating lease right of use assets of approximately $10.3 million, offset by an approximately $1.2 million decrease in property and equipment primarily due to depreciation expense during the 2020 period.

Our current liabilities decreased approximately $271,000 at January 31, 2020 compared to October 31, 2019, due to decreases of approximately $2.3 million in accounts payable and approximately $42,000 in accrued expenses. Offsetting these decreases were increases of approximately $724,000 in checks drawn in excess of bank balance, approximately $13,000 in the value of commodity derivative instruments, and approximately $1.3 million from the current liabilities related to our operating lease. Our accounts payable were less at January 31, 2020 compared to October 31, 2019 due to the timing of payments to vendors during the three months ended January 31, 2020.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $2.6 million at January 31, 2020 compared to October 31, 2019. The decrease was related to the net loss attributable to HLBE during the three months ended January 31, 2020.

Non-controlling interest totaled $0 and approximately $2.0 million at January 31, 2020 and October 31, 2019, respectively. This is directly related to recognition of the 27% non-controlling interest in Agrinatural at October 31, 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Three Months Ended January 31,
	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,042)	$(2,631)
Net cash used in investing activities	$(208)	$(93)
Net cash used in financing activities	$(1,206)	$(8)
Net decrease in cash and restricted cash	$(2,456)	$(2,732)

Operating Cash Flows

During the three months ended January 31, 2020, we used less cash in operating activities compared to the same period of 2019 primarily due to changes in various working capital components, including accounts receivable, inventory, and accounts payable, partially offset by an increased net loss during the three months ended January 31, 2020.

Investing Cash Flows

We used more cash for investing activities for the three months ended January 31, 2020 compared to the same period of 2019 due to an increase in capital expenditures for general plant improvements.

Financing Cash Flows

During the three months ended January 31, 2020, we used cash to make payments of approximately $7.0 million on our long-term debt and approximately $2.0 million with respect to our acquisition of non-controlling interest, which were partially offset by approximately $724,000 in checks drawn in excess of bank balance and approximately $7.0 million in proceeds from long-term debt. Comparatively, during the same period of 2019, we used cash to make payments of approximately $8,000 on our long-term debt.

Indebtedness

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 4.76% at January 31, 2020.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at January 31, 2020 and 2019 was $4.0 million.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 4.51% at January 31, 2020.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan at January 31, 2020 and 2019 was $4.0 million.

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

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 4.76% at January 31, 2020.  We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

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

As of January 31, 2020 and 2019, there was a total of approximately $634,000 and $951,000 in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was $0 at January 31, 2020 and approximately approximately $1.1 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was $0 at January 31, 2020 and approximately $1.5 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

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

At January 31, 2020, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

As of January 31, 2020, we had no exposure to interest rate risk as we had no amounts outstanding under our loans with Compeer.

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

As of January 31, 2020, we had price protection in place for approximately 35% and 30% of our anticipated corn and natural gas needs for the next 12 months, respectively, and approximately 17%, 5%, and 6% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next 12 twelve months, respectively. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of January 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2020.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	January 31, 2020	Change to Income
Ethanol	57,500,000	Gallons	10.0%	$7,130,000
Corn	15,000,000	Bushels	10.0%	$5,685,000
Natural Gas	1,250,000	MMBTU	10.0%	$355,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as January 31, 2020.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2019. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Our business, and our industry as a whole, could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global coronavirus pandemic, or similar public threat, or fear of such an event.

The recent global outbreak of the coronavirus pandemic could have a negative impact on our revenues and operating results. This outbreak could result in disruptions and damage to our business, caused by both the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business and the negative impact on our ability to operate our facility should the coronavirus spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely. Mitigation efforts will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three months ended January 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Members’ Equity for the three months ended January 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 16, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 16, 2020	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer