Form 10-Q
period 2020-04-30
Heron Lake BioEnergy, LLC
filed 2020-06-15
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2020

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

As of June 15, 2020, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2020	October 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$2,735,136	$4,541,295
Restricted cash	351,068	52,516
Accounts receivable	125,572	4,891,249
Inventory	7,385,861	6,276,258
Commodity derivative instruments	—	95,823
Prepaid expenses and other current assets	755,701	408,325
Total current assets	11,353,338	16,265,466

Property and Equipment, net	37,271,711	39,408,195

Operating lease right of use assets	9,939,272	—

Other assets	697,254	922,254

Total Assets	$59,261,575	$56,595,915

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$333,977	$333,977
Checks drawn in excess of bank balances	807,756	—
Accounts payable	1,027,469	5,386,618
Commodity derivative instruments	241,650	—
Accrued expenses	525,458	423,266
Operating lease, current liabilities	1,311,986	—
Total current liabilities	4,248,296	6,143,861

Long-Term Debt, less current portion	7,026,976	300,203

Operating Lease, long-term liabilities	8,627,286	—

Other Long-Term Liabilities	573,962	551,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at April 30, 2020 and October 31, 2019	38,785,055	47,599,276
Non-controlling interest	—	2,001,575
Total members' equity	38,785,055	49,600,851

Total Liabilities and Members' Equity	$59,261,575	$56,595,915

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Revenues	$15,604,969	$25,494,797	$42,285,249	$51,192,317

Cost of Goods Sold	21,049,520	25,914,451	49,179,291	52,645,771

Gross Loss	(5,444,551)	(419,654)	(6,894,042)	(1,453,454)

Operating Expenses	(974,949)	(855,755)	(1,874,394)	(1,775,282)

Operating Loss	(6,419,500)	(1,275,409)	(8,768,436)	(3,228,736)

Other Income (Expense):
Interest income	826	13,598	12,407	42,400
Interest expense	(30,074)	(7,416)	(41,605)	(15,330)
Other income, net	206,499	224,688	206,838	224,893
Total other income, net	177,251	230,870	177,640	251,963

Net Loss	(6,242,249)	(1,044,539)	(8,590,796)	(2,976,773)

Less: Net Income Attributable to Non-controlling Interest	—	(70,613)	(67,827)	(162,019)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(6,242,249)	$(1,115,152)	$(8,658,623)	$(3,138,792)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Loss Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.08)	$(0.01)	$(0.11)	$(0.04)

Distributions Per Unit (Class A and B)	$—	$—	$—	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members' equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(6,242,249)	—	(6,242,249)

Balance—April 30, 2020	62,932,107	15,000,000	$38,785,055	$—	$38,785,055

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Net income attributable to non-controlling interest	—	—	—	70,613	70,613
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(1,115,152)	—	(1,115,152)

Balance—April 30, 2019	62,932,107	15,000,000	$49,916,054	$1,885,858	$51,801,912

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2020	2019
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net loss	$(8,590,796)	$(2,976,773)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	2,638,652	2,575,009
Change in fair value of commodity derivative instruments	679,921	(229,470)
Change in operating assets and liabilities:
Accounts receivable	4,765,677	238,138
Inventory	(1,109,603)	818,723
Commodity derivative instruments	(342,448)	696,991
Prepaid expenses and other current assets	(347,376)	(413,633)
Accounts payable	(4,247,450)	(2,920,501)
Accrued expenses	102,192	(191,571)
Accrued railcar rehabilitation costs	22,962	—
Net cash used in operating activities	(6,428,269)	(2,403,087)

Cash Flows from Investing Activities:
Capital expenditures	(613,867)	(142,671)
Net cash used in investing activities	(613,867)	(142,671)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balance	807,756	—
Proceeds from paycheck protection program loan	595,693	—
Proceeds from long-term debt	17,786,740	—
Payments on long-term debt	(11,655,660)	(11,901)
Acquisition of non-controlling interest	(2,000,000)	—
Net cash used in financing activities	5,534,529	(11,901)

Net decrease in Cash and Restricted Cash	(1,507,607)	(2,557,659)

Cash and Restricted Cash—Beginning of Period	4,593,811	5,995,982

Cash and Restricted Cash—End of Period	$3,086,204	$3,438,323

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$2,735,136	$3,178,667
Restricted Cash - Balance Sheet	351,068	259,656
Cash and Restricted Cash	$3,086,204	$3,438,323

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$41,605	$15,330

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$13,487	$29,464

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2020 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations through December 11, 2019, when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2020

Non-controlling Interest

Amounts recorded as non-controlling interest on the October 31, 2019 balance sheet relates to the net investment by an unrelated party in Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Our contracts primarily consist of agreements with marketing companies and other customers as described below. Our performance obligations consist of the delivery of ethanol, distillers' grains, and corn oil to our customers. Our customers primarily consist of three distinct marketing companies as discussed below. The consideration we receive for these products reflects an amount that the Company expects to be entitled to in exchange for those products, based on current observable market prices at the Chicago Mercantile Exchange, generally, and adjusted for local market differentials. Our contracts have specific delivery modes, rail or truck, and dates. Revenue is recognized when the Company delivers the products to the mode of transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

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

April 30, 2020

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

April 30, 2020

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $1.9 million for the six months ended April 30, 2020. In response to the low margin environment, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

3.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$11,094,276	$—	$11,094,276
Distillers’ Grains	3,347,108	—	3,347,108
Corn Oil	735,028	—	735,028
Other	191,806	—	191,806
Natural Gas	—	236,751	236,751
Total Revenues	$15,368,218	$236,751	$15,604,969

	Three Months Ended April 30, 2019
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$20,039,824	$—	$20,039,824
Distillers’ Grains	4,082,536	—	4,082,536
Corn Oil	725,199	—	725,199
Other	260,264	—	260,264
Natural Gas	—	386,974	386,974
Total Revenues	$25,107,823	$386,974	$25,494,797

	Six Months Ended April 30, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$31,386,160	$—	$31,386,160
Distillers’ Grains	7,835,912	—	7,835,912
Corn Oil	1,649,426	—	1,649,426
Other	487,723	—	487,723
Natural Gas	—	926,028	926,028
Total Revenues	$41,359,221	$926,028	$42,285,249

	Six Months Ended April 30, 2019
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$38,437,976	$—	$38,437,976
Distillers’ Grains	9,567,891	—	9,567,891
Corn Oil	1,689,610	—	1,689,610
Other	524,567	—	524,567
Natural Gas	—	972,273	972,273
Total Revenues	$50,220,044	$972,273	$51,192,317

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

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

4.INVENTORY

Inventory consisted of the following:

	April 30, 2020	October 31, 2019
	(unaudited)
Raw materials	$1,464,134	$932,503
Work in process	507,172	732,243
Finished goods	4,049,807	3,157,429
Supplies	1,364,748	1,454,083
Totals	$7,385,861	$6,276,258

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $745,000 and $981,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $1,622,000 and $555,000 for the six months ended April 30, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $48,000 and $34,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $174,000 and $58,000 for the six months ended April 30, 2020 and 2019, respectively.

5.DERIVATIVE INSTRUMENTS

As of April 30, 2020, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 1,246,000 bushels, comprised of long corn futures positions on 50,000 bushels that were entered into to hedge forecasted ethanol sales through July 2020, and short corn futures positions on 246,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 950,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2020, the Company had approximately $351,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at April 30, 2020, none of which are designated as hedging instruments:

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$227,550
Ethanol contracts	Commodity derivative instruments	—	14,100
Totals		$—	$241,650

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Location	2020	2019	2020	2019
Corn contracts	Cost of goods sold	$(435,563)	$135,178	$(516,331)	$229,470
Ethanol contracts	Revenues	(81,738)	—	(163,590)	—
Total gain (loss)		$(517,301)	$135,178	$(679,921)	$229,470

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Liabilities:		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$227,550	$227,550	$227,550	$—	$—
Commodity Derivative instruments - Ethanol	$14,100	$14,100	$14,100	$—	$—

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

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

7.DEBT FINANCING

Long-term debt consists of the following:

	April 30, 2020	October 31, 2019
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$6,131,080	$—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	634,180	634,180
SBA Paycheck Protection Loan	595,693	—
Totals	7,360,953	634,180
Less amounts due within one year	333,977	333,977
Net long-term debt	$7,026,976	$300,203

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment.  This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In March 2020 and April 2020, the Company had events of non-compliance related to the minimum working capital requirement as defined in the amended credit facility. Additionally, the Company anticipates an event of non-compliance for the period ended May 31, 2020. The Company has obtained waivers from its ledner for these events of noncompliance.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue to act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.43% at April 30, 2020.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, the Company received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning May 2021 with a final installment in May 2022.

Estimated annual maturities of long-term debt at April 30, 2020 are as follows based on the most recent debt agreements, for the twelve months ended April 30:

2021	$333,977
2022	7,026,976
Total debt	$7,360,953

8.LEASES

Adoption of ASC 842

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended April 30, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the six months ended April 30, 2020, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of April 30, 2020:

Twelve Months Ended April 30,
2021	$1,767,000
2022	1,767,000
2023	1,767,000
2024	1,728,000
2025	1,650,000
Thereafter	2,987,500
Totals	11,666,500
Less: Amount representing interest	1,727,228
Lease liabilities	$9,939,272

For the three months ended April 30, 2020, the Company recorded operating lease costs of approximately $490,000 in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period. For the six months ended April 30, 2020, the Company recorded operating lease costs of approximately $1,021,000 in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

9.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2020, the Company had cash and basis contracts for forward corn purchase commitments for approximately 5,613,000 bushels for deliveries through December 2021.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that a impairment loss of $83,000 existed at April 30, 2020, and no impairment loss existed at or October 31, 2019.

Ethanol Forward Contracts

At April 30, 2020, the Company had no fixed or basis contracts to sell ethanol.

Distillers’ Grains Forward Contracts

At April 30, 2020, the Company had forward contracts to sell approximately $557,000 of distillers’ grains for delivery through June 2020.

Corn Oil Forward Contracts

At April 30, 2020, the Company had contracts to sell approximately $131,000 of corn oil for delivery through May 2020.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at April 30, 2020 to be approximately $574,000. During the three and six months ended April 30, 2020, the Company has recorded an expense in cost of goods of approximately $12,000 and $23,000, respectively.

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at April 30, 2020 and October 31, 2019.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

11.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $135,000 and $99,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $258,000 and $221,000 for the six months ended April 30, 2020 and 2019, respectively.

Corn Purchases - Members

The Company purchased corn from board members of approximately $750,000 and $2,636,000 for the three months ended April 30, 2020 and 2019, respectively, and approximately $5,815,000 and $4,585,000 for the six months ended April 30, 2020 and 2019, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2020

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$15,368,218	$25,107,823	$41,359,221	$50,220,044
Natural gas pipeline	606,898	818,007	1,743,115	1,857,632
Eliminations	(370,147)	(431,033)	(817,087)	(885,359)
Total Revenue	$15,604,969	$25,494,797	$42,285,249	$51,192,317

	Three Months Ended		Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$(6,567,621)	$(1,584,041)	$(9,380,399)	$(3,929,344)
Natural gas pipeline	252,523	471,249	898,821	1,034,522
Eliminations	(104,402)	(162,617)	(286,858)	(333,914)
Operating Loss	$(6,419,500)	$(1,275,409)	$(8,768,436)	$(3,228,736)

	April 30, 2020	October 31, 2019
Assets:	(unaudited)
Ethanol production	$46,261,900	$44,097,379
Natural gas pipeline	12,999,675	12,498,536
Total Assets	$59,261,575	$56,595,915

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2020 and 2019.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

•	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
•	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
•	Changes in our business strategy, capital improvements or development plans;
•	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
•	Competition from alternative fuels and alternative fuel additives;
•	Changes or advances in plant production capacity or technical difficulties in operating the plant;
•	Our reliance on key management personnel; and
•	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and so far in 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated in 2020 by the COVID-19 pandemic. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. We expect to have sufficient cash generated by continuing operations and availability on our credit facility to fund our operations.  However, should unfavorable operating conditions continue in the ethanol industry that prevent us from profitably operating our plant, we may need to seek additional funding or further idle ethanol production altogether.

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

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2020, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. The negative market effects of the COVID-19 pandemic will likely continue to negatively impact our profitability. Due to the market risks and uncertainties related to the pandemic and its ramifications, the Company temporarily idled its operations from on or about March 30, 2020 through approximately May 31, 2020.  Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high since the conclusion of fiscal year 2019. Further, while ethanol production briefly significantly declined during the second fiscal quarter of 2020, it appears that ethanol production is beginning to rebound. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA May 2020 Short Term Energy Outlook, EIA expects U.S. gasoline consumption to fall from 8.6 million barrels per day in the first quarter of 2020 to an average of 7.0 million barrels per day in the second quarter, before gradually increasing to 8.7 million barrels per day in the second half of the year. For all of 2020, EIA forecasts that U.S. gasoline consumption will average 8.3 million barrels per day, a decrease of 11% compared with 2019. The EIA forecasts regular gasoline prices to average $1.91 per gallon in the second quarter of 2020 compared to the 2019 average of $2.73 per gallon, largely due to restrictions related to COVID-19 and reflective of a drop in crude oil prices. The EIA also generally expects U.S. average gasoline prices to remain lower than $2.00 per gallon until March 2021.

In addition, crude oil prices fell sharply in March and April 2020 and remains low into June 2020, as a result of market reaction to the COVID-19 pandemic, which caused global demand to decline, and international price wars. Such marked decreases in crude oil prices have had a negative impact on the demand for ethanol, which has also been exacerbated by overall lessened global energy demand as a result of the COVID-19 pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019 and 2020, some U.S. ethanol plants temporarily suspended production due to negative margins, largely resulting from the COVID-19 pandemic, and stagnant export projections caused by trade barriers.

During our second fiscal quarter of 2020, distillers’ grains prices rose, due to strong demand and unexpected supply disruptions. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly positively impacted during the three months ended April 30, 2020, opposite the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On May 21, 2020, the EPA released data on the number of waivers filed, which indicated that 27 petitions for waivers for the 2019 compliance year have been received, in addition to one petition for a waiver for the 2020 compliance year. For the 2018 compliance year, 42 petitions have been received. To date, with respect to the 2018 compliance year, the EPA has approved 31 petitions and denied 6 petitions, and 5 petitions have been declared ineligible or withdrawn. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 and 2020 compliance years will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. In December 2019, the EPA announced that it is deferring action on this issue until an anticipated date in 2020. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association (“RFA”) filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries.  The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension,” which would require a small refinery exemption in prior years to prolong, enlarge or add to. The court approved a 15-day extension of the deadline to file a petition for rehearing, which sets the deadline at March 24, 2020. Three small refiners filed an appeal, but because the Department of Justice did not file an appeal, the agency is set to implement the decision nationwide.

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

Potential Legislation

A fourth COVID-19 stimulus package known as the HEROES Act was introduced in the U.S. House of Representatives on May 12, 2020. The bill includes dedicated relief for biofuels producers by establishing the Renewable Fuel Reimbursement Program. The program, if passed, would provide a 45 cent per gallon payment for qualified fuel produced by eligible producers from January 1, 2020 through May 1, 2020. Qualified fuel would include any renewable fuel or advanced biofuel that qualifies as biofuel under the Renewable Fuel Standard, including corn ethanol. Eligible entities are defined as any domestic facility that produced renewable fuel or advanced biofuel in calendar year 2019.

Results of Operations for the Three Months Ended April 30, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2020 and 2019 (amounts in thousands).

	Three Months Ended April 30,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$15,605	100.0%	$25,495	100.0%
Cost of Goods Sold	21,049	134.9%	25,914	101.6%
Gross Loss	(5,444)	(34.9)%	(419)	(1.6)%
Operating Expenses	(975)	(6.2)%	(856)	(3.4)%
Operating Loss	(6,419)	(41.1)%	(1,275)	(5.0)%
Other Income, net	177	1.1%	231	0.9%
Net Loss	(6,242)	(40.0)%	(1,044)	(4.1)%
Less: Net Income Attributable to Non-controlling Interest	—	—%	(71)	(0.3)%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(6,242)	(40.0)%	$(1,115)	(4.4)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 98.4% of our total revenues for the three months ended April 30, 2020 and 2019.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services.  The revenues attributable to our natural gas pipeline segment represented approximately 1.6% of our consolidated revenues for the three months ended April 30, 2020 and 2019.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended April 30, 2020:

	Three Months Ended April 30, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$11,094	71.1%
Distillers' grains sales	3,347	21.4%
Corn oil sales	735	4.7%
Corn syrup sales	192	1.2%
Agrinatural revenues (net of intercompany eliminations)	237	1.6%
Total Revenues	$15,605	100.0%

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

Our total consolidated revenues decreased by approximately 38.8% for the three months ended April 30, 2020, as compared to the three months ended April 30, 2019, due to decreases in volumes sold of our ethanol, distillers’ grains and corn oil, coupled with a decrease in the average price received for our ethanol, but partially offset by an increase in the average price received for our distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020		Three Months Ended April 30, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	10,171	$1.09	16,390	$1.22
Distillers' grains (tons)	24	$139.54	32	$129.24
Corn oil (pounds)	2,816	$0.26	2,942	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 44.6% for the three months ended April 30, 2020, compared to the same period of 2019 due to an approximately 10.7% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2019, which was coupled with an approximately 37.9% decrease in the volume of ethanol sold from period to period. The decrease in ethanol prices was primarily due to a decrease in demand for ethanol and significantly lower gasoline prices. The decrease in volume sold was primarily due to a decrease in volume produced, largely due to the temporary idle of the plant during the second fiscal quarter of 2020.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2020, we had no fixed or basis contracts for forward ethanol sales.  Separately, ethanol derivative instruments resulted in a loss of approximately $82,000 for the three months ended April 30, 2020. In comparison, we had no gain or loss on ethanol derivative instruments for the three months ended April 30, 2019.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 17.9% for the three months ended April 30, 2020 compared to the same period of 2019.  This decrease was due to an approximately 24.0% decrease in the volumes of distillers’ grains sold in the three months ended April 30, 2020 compared to the same period of 2019, which was partially offset by an approximately 8.0% increase in the average price per ton we received for our distillers’ grains from period to period.    We sold fewer tons of distillers’ grains in the three months ended April 30, 2020 as compared to the same period in 2019 due to less production.

At April 30, 2020, we had forward distillers’ grains sales contracts valued at approximately $557,000 for delivery through June 2020.

Corn Oil

Total revenues from sales of corn oil increased by approximately 1.4% for the three months ended April 30, 2020 compared to the same period of 2019, due to an approximately 6.1% increase in the average price per pound we received for our corn oil from period to period, which was partially offset by a decrease of approximately 4.3% in pounds sold from period to period.

Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At April 30, 2020, we had corn oil sales contracts valued at approximately $131,000 for delivery through May 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 18.8% for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. However, as a percentage of revenues, our cost of goods sold increased to approximately 134.9% for the three months ended April 30, 2020 compared to 101.6% for the same period of 2019.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2020 and 2019 was approximately $1.86 and $1.42 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2020:

	Three Months Ended April 30, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$15,283	72.6%
Natural gas costs	1,286	6.1%
All other components of costs of goods sold	4,480	21.3%

Total Cost of Goods Sold	$21,049	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 13.2% less for the three months ended April 30, 2020 compared to the same period of 2019.  The decrease resulted from an approximately 25.5% decrease in the number of bushels of corn processed from period to period, offset by an approximately 16.5% increase in the average price per bushel paid for corn from period to period. Management attributes the increase in corn prices primarily to weather conditions. Management anticipates that corn prices will remain higher.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended April 30, 2020 was approximately $0.34 lower than the corn-ethanol price spread we experienced for same period of 2019.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2020 we had approximately 5.6 million bushels of cash and basis contracts for forward corn purchase commitments for deliveries through December 2021.

Our corn derivative positions resulted in a loss of approximately $436,000 for the three months ended April 30, 2020 and a gain of approximately $135,000 for the three months ended April 30, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 27.2% for the three months ended April 30, 2020 compared to the same period of 2019.  Management attributes this decrease in cost of natural gas from period to period to less ethanol production and higher natural gas inventories.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 31.4% for the three months ended April 30, 2020 compared to the same period of 2019. Management attributes this decrease in costs from period to period to decreased production.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended April 30, 2020 increased approximately 13.9% compared to the three months ended April 30, 2019 due primarily to increases in insurance costs, management fees, and professional fees. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

Our operating loss for the three months ended April 30, 2020 increased by approximately $5.1 million compared to the same period of 2019.  This increase resulted largely from decreases in revenues during the 2020 period.

Other Income, Net

We had net other income of approximately $177,000 during the three months ended April 30, 2020 compared to net other income of approximately $231,000 for the same period of 2019.  We had less other income the three months ended April 30, 2020 compared to the same period of 2019 due primarily to higher interest expense and less interest income during the 2020 period.

Results of Operations for the Six Months Ended April 30, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020 and 2019 (amounts in thousands).

	Six Months Ended April 30,
	2020		2019
Statement of Operations Data		%		%
Revenues	$42,285	100.0%	$51,192	100.0%
Cost of Goods Sold	49,179	116.3%	52,646	102.8%
Gross Loss	(6,894)	(16.3)%	(1,454)	(2.8)%
Operating Expenses	(1,874)	(4.4)%	(1,776)	(3.5)%
Operating Loss	(8,768)	(20.7)%	(3,229)	(6.3)%
Other Income, net	177	0.4%	252	0.5%
Net Loss	(8,591)	(20.3)%	(2,977)	(5.8)%
Less: Net Income Attributable to Non-controlling Interest	(68)	(0.2)%	(162)	(0.3)%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(8,659)	(20.5)%	$(3,139)	(6.1)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 97.8% and 98.1% of our total consolidated revenues for the six months ended April 30, 2020 and 2019, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations), which represented 2.2% and 1.9% of our consolidated revenues for the six months ended April 30, 2020 and 2019, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020:

	Six Months Ended April 30, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$31,386	74.2%
Distillers' grains sales	7,836	18.5%
Corn oil sales	1,649	3.9%
Corn syrup sales	488	1.2%
Agrinatural revenues (net of intercompany eliminations)	926	2.2%

Total Revenues	$42,285	100.0%

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

Our total consolidated revenues decreased by approximately 17.4% for the six months ended April 30, 2020, as compared to the same period of 2019, due to decrease in quantities sold of our ethanol and distillers’ grains, which was partially offset by an increase in the average price received for our ethanol and distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30, 2020		Six Months Ended April 30, 2019
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	25,674	$1.22	33,018	$1.16
Distillers' grains (tons)	57	$137.94	71	$135.55
Corn oil (pounds)	6,821	$0.24	6,807	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 18.3% for the six months ended April 30, 2020 compared to the same period of 2019 due to an approximately 22.2%  decrease in the volume sold due to decreased production during the 2020 period, which was partially offset by an approximately 5.2% increase in average price per gallon we received for our ethanol from period to period. The increase in ethanol prices resulted principally from low ethanol prices industry-wide in the 2019 period, due to higher inventories during the 2019 period.

Our ethanol derivative instruments resulted in a loss of approximately $164,000 for the six months ended April 30, 2020. In comparison, we had no gain or loss on ethanol derivative instruments for the six months ended April 30, 2019. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $1,622,000 and $555,000 for the six months ended April 30, 2020 and 2019, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 18.1% for the six months ended April 30, 2020 compared to the same period of 2019.  This decrease is due to an approximately 19.7% decrease in the volume sold, which was partially offset by an approximately 1.8% increase in the average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a stronger domestic market due to increases in prices of soybean meal and increased export demand. We produced and sold fewer total tons of distillers’ grains during the six months ended April 30, 2020 compared to the six months ended April 30, 2019 due to decreased ethanol production in the 2020 period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 2.4% for the six months ended April 30, 2020 compared to the six months ended April 30, 2019 due primarily to an approximately 4.0% decrease in the average price per pound we received for our corn oil from period to period, which was partially offset by an approximately 0.2% increase in pounds sold.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 6.6% for the six months ended April 30, 2020, as compared to the six months ended April 30, 2019.  As a percentage of revenues, however, our cost of goods sold increased to approximately 116.3% for the six months ended April 30, 2020, as compared to approximately 102.8% for the same period in 2019 due to the negative margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the six months ended April 30, 2020 and 2019 was approximately $1.72 and $1.43 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2020:

	Six Months Ended April 30, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$36,852	74.9%
Natural gas costs	3,103	6.3%
All other components of costs of goods sold	9,224	18.8%
Total Cost of Goods Sold	$49,179	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 2.6% less for the six months ended April 30, 2020 compared to the same period of 2019, due primarily to an approximately 15.7% decrease in the number of bushels of corn processed, which was partially offset by an approximately 15.5% increase in the average price per bushel paid for corn from period to period.  For the six months ended April 30, 2020 and 2019, we processed approximately 9.2 million and 10.9 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the six months ended April 30, 2020, was approximately $0.14 lower than the corn-ethanol price spread we experienced for same period of 2019.

We had a loss related to corn derivative instruments of approximately $516,000 for the six months ended April 30, 2020, which increased our costs of goods sold. Comparatively, we had a gain related to corn derivative instruments of approximately $229,000 for the six months ended April 30, 2019, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $174,000 and $58,000 for the six months ended April 30, 2020 and 2019, respectively. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $83,000 at April 30, 2020. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs decreased 22.4% for the six months ended April 30, 2020 as compared to the six months ended April 30, 2019. The decrease in natural gas costs was primarily due to lower production levels during the 2020 period.

Operating Expenses

Operating expenses for the six months ended April 30, 2020 increased by approximately 5.5% compared to the six months ended April 30, 2019 due primarily to increases in insurance costs, management fees, and professional fees.

Operating Loss

Our operating loss for the six months ended April 30, 2020 was approximately $5.5 million more compared to the same period of 2019.  This increased loss resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin.

Other Income, Net

We had net other income of approximately $178,000 and $252,000 during the six months ended April 30, 2020 and 2019, respectively.  We had less other income primarily due to less interest income and more interest expense in the 2020 period as compared to the 2019 period.

Changes in Financial Condition at April 30, 2020 and October 31, 2019

The following table highlights our financial condition at April 30, 2020 and October 31, 2019 (amounts in thousands):

	April 30, 2020	October 31, 2019
	(unaudited)
Current Assets	$11,353	$16,266
Total Assets	$59,262	$56,596
Current Liabilities	$4,248	$6,144
Long-Term Debt, less current portion	$7,027	$300
Operating Leases, long-term liabilities	$8,627	—
Other Long-Term Liabilities	$574	$551
Members' Equity attributable to Heron Lake BioEnergy, LLC	$38,785	$47,599
Non-Controlling Interest	$—	$2,002

The decrease in current assets is primarily attributable to a decrease in accounts receivable of approximately $4.8 million at April 30, 2020 compared to October 31, 2019. Additionally, we had decreases of approximately $1.8 million in cash on hand and approximately $96,000 in the value of commodity derivative instruments at April 30, 2020 compared to October 31, 2019. Offsetting these decreases were increases of approximately $299,000 in restricted cash, approximately $1.1 million in inventory, and approximately $347,000 in prepaid expenses and other current assets at April 30, 2020 compared to October 31, 2019. The increase in total assets was primarily due to recognition of operating lease right of use assets of approximately $9.9 million, offset by an approximately $2.1 million decrease in property and equipment primarily due to depreciation expense during the 2020 period.

Our current liabilities decreased approximately $1.9 million at April 30, 2020 compared to October 31, 2019, due to decreases of approximately $4.4 million in accounts payable. Offsetting this decrease were increases approximately $808,000 in checks drawn in excess of bank balance, approximately $242,000 in the value of commodity derivative instruments, approximately $1.3 million from the current liabilities related to our operating lease, and approximately $102,000 in accrued expenses.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $8.8 million at April 30, 2020 compared to October 31, 2019. The decrease was related to the net loss attributable to HLBE during the six months ended April 30, 2020.

Non-controlling interest totaled $0 and approximately $2.0 million at April 30, 2020 and October 31, 2019, respectively. This decrease is a result of the acquisition of Agrinatural’s non-controlling interest in December 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2020	2019
	(unaudited)	(unaudited)
Net cash used in operating activities	$(6,428)	$(2,403)
Net cash used in investing activities	$(614)	$(143)
Net cash provided by (used in) financing activities	$5,534	$(12)
Net decrease in cash and restricted cash	$(1,508)	$(2,558)

Operating Cash Flows

During the six months ended April 30, 2020, we used more cash in operating activities compared to the same period of 2019 primarily due to an increased net loss during the six months ended April 30, 2020.

Investing Cash Flows

We used more cash for investing activities for the six months ended April 30, 2020 compared to the same period of 2019 due to an increase in capital expenditures for general plant improvements.

Financing Cash Flows

During the six months ended April 30, 2020, we borrowed $6.7 million from long-term debt, net of repayments, and increased checks drawn in excess of bank balance of approximately $808,000. This was partially offset by approximately $2.0 million used to acquire non-controlling interest. Comparatively, during the same period of 2019, we used cash to make payments of approximately $12,000 on our long-term debt.

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.43% at April 30, 2020.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at April 2019 was $4.0 million.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 3.18% at April 30, 2020.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan at April 30, 2020 was $4.0 million.

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

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In March 2020 and April 2020, the Company had events of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. Additionally, the Company anticipates an event of non-compliance for the period ended May 31, 2020. The Company has obtained waivers from its lender for these events of noncompliance.

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $8.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.43% at April 30, 2020.  We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

The aggregate principal amount available to the Company for borrowing under the amended and restated revolving term loan at April 30, 2020 was $6,131,000.

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

As of both April 30, 2020 and 2019, there was a total of approximately $634,000 in outstanding water revenue bonds. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

Small Business Administration Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, the Company received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest on our one mortgage loan; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning May 2021 with a final installment in May 2022.

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

At April 30, 2020, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from April 30, 2020.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
April 30, 2020	April 30, 2020	Adverse Change	Change to Income
$6,161,000	3.43%	3.77%	$21,000

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

As of April 30, 2020, we had price protection in place for approximately 25% and 23% of our anticipated corn and natural gas needs for the next 12 months, respectively, and approximately 0%, 4%, and 1% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next 12 twelve months, respectively. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2020.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	April 30, 2020	Change to Income
Ethanol	55,500,000	Gallons	10.0%	$4,995,000
Corn	14,000,000	Bushels	10.0%	$3,850,000
Natural Gas	1,000,000	MMBTU	10.0%	$280,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as April 30, 2020.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, and our industry as a whole, could be adversely affected by an outbreak of disease, epidemic or pandemic, such as the global COVID-19 pandemic, or similar public threat, or fear of such an event.

The recent global outbreak of the COVID-19 pandemic has had a negative impact on our revenues and operating results, which could worsen and/or continue for a significant period of time. This outbreak has resulted in disruptions and damage to our business, caused by the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business, the negative impact on our ability to operate our facility should COVID-19 spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely, and the negative impact to our ability to market and sell our products to markets which have slowed or shut down altogether. It is likely that effect such as these will continue to negatively impact our revenues, operating results, and business as a whole. Mitigation efforts have not and will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2020 and 2019; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and six months ended April 30, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 15, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: June 15, 2020	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer