Form 10-Q
period 2020-07-31
Heron Lake BioEnergy, LLC
filed 2020-09-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2020

OR

◻	Transition report under Section 13 or 15(d) of the Exchange Act.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Smaller reporting company ◻
Non-accelerated filer ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ⌧ No

As of September 14, 2020, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2020	October 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$2,119,603	$4,541,295
Restricted cash	227,505	52,516
Accounts receivable	273,062	4,891,249
Inventory	3,867,419	6,276,258
Commodity derivative instruments	28,492	95,823
Prepaid expenses and other current assets	586,018	408,325
Total current assets	7,102,099	16,265,466

Property and Equipment, net	37,602,164	39,408,195

Operating lease right of use assets	9,617,229	—

Other assets	697,254	922,254

Total Assets	$55,018,746	$56,595,915

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$1,241,000	$333,977
Checks drawn in excess of bank balances	685,724	—
Accounts payable	1,834,453	5,386,618
Commodity derivative instruments	31,826	—
Accrued expenses	1,105,612	423,266
Operating lease, current liabilities	1,328,023	—
Total current liabilities	6,226,638	6,143,861

Long-Term Debt, less current portion	5,092,977	300,203

Operating Lease, long-term liabilities	8,289,206	—

Other Long-Term Liabilities	585,443	551,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at July 31, 2020 and October 31, 2019	34,824,482	47,599,276
Non-controlling interest	—	2,001,575
Total members' equity	34,824,482	49,600,851

Total Liabilities and Members' Equity	$55,018,746	$56,595,915

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	(unaudited)		(unaudited)
	2020	2019	2020	2019
Revenues	$14,165,041	$27,367,787	$56,450,290	$78,560,104

Cost of Goods Sold	17,314,863	26,119,684	66,494,154	78,765,455

Gross Profit (Loss)	(3,149,822)	1,248,103	(10,043,864)	(205,351)

Operating Expenses	(769,859)	(866,410)	(2,644,253)	(2,641,692)

Operating Income (Loss)	(3,919,681)	381,693	(12,688,117)	(2,847,043)

Other Income (Expense):
Interest income	740	19,475	13,147	61,875
Interest expense	(74,737)	(42,990)	(116,342)	(58,320)
Other income, net	33,105	3,407	239,943	228,300
Total other income (expense), net	(40,892)	(20,108)	136,748	231,855

Net Income (Loss)	(3,960,573)	361,585	(12,551,369)	(2,615,188)

Less: Net Income Attributable to Non-controlling Interest	—	(35,006)	(67,827)	(197,025)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(3,960,573)	$326,579	$(12,619,196)	$(2,812,213)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.05)	$—	$(0.16)	$(0.04)

Distributions Per Unit (Class A and B)	$—	$—	$—	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Members’ Equity (unaudited)

			Members' equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(6,242,249)	—	(6,242,249)

Balance—April 30, 2020	62,932,107	15,000,000	$38,785,055	$—	$38,785,055

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(3,960,573)	—	(3,960,573)

Balance—July 31, 2020	62,932,107	15,000,000	$34,824,482	$—	$34,824,482

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	91,406	91,406
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,023,640)	—	(2,023,640)

Balance—January 31, 2019	62,932,107	15,000,000	$51,031,206	$1,815,245	$52,846,451

Net income attributable to non-controlling interest	—	—	—	70,613	70,613
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(1,115,152)	—	(1,115,152)

Balance—April 30, 2019	62,932,107	15,000,000	$49,916,054	$1,885,858	$51,801,912

Net income attributable to non-controlling interest	—	—	—	35,006	35,006
Net income attributable to Heron Lake BioEnergy, LLC	—	—	326,579	—	326,579

Balance—July 31, 2019	62,932,107	15,000,000	$50,242,633	$1,920,864	$52,163,497

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2020	2019
	(unaudited)	(unaudited)
Cash Flow From Operating Activities:
Net loss	$(12,551,369)	$(2,615,188)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	3,936,813	3,956,087
(Gain) loss on sale of asset	(2,000)	4,864
Change in fair value of commodity derivative instruments	999,167	(670,652)
Change in operating assets and liabilities:
Accounts receivable	4,618,187	3,191,915
Inventory	2,408,839	(2,431,544)
Commodity derivative instruments	(900,010)	810,170
Prepaid expenses and other current assets	(177,693)	(297,902)
Accounts payable	(3,428,588)	(1,192,638)
Accrued expenses	682,346	(332,614)
Accrued railcar rehabilitation costs	34,443	—
Net cash provided by (used in) operating activities	(4,379,865)	422,498

Cash Flows from Investing Activities:
Capital expenditures	(2,252,359)	(206,461)
Net cash used in investing activities	(2,252,359)	(206,461)

Cash Flows from Financing Activities:
Checks drawn in excess of bank balance	685,724	—
Proceeds from Paycheck Protection Program loan	595,693	—
Proceeds from long-term debt	22,070,984	—
Payments on long-term debt	(16,966,880)	(168,461)
Acquisition of non-controlling interest	(2,000,000)	—
Net cash provided by (used in) financing activities	4,385,521	(168,461)

Net increase (decrease) in Cash and Restricted Cash	(2,246,703)	47,576

Cash and Restricted Cash—Beginning of Period	4,593,811	5,995,982

Cash and Restricted Cash—End of Period	$2,347,108	$6,043,558

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$2,119,603	$6,043,558
Restricted Cash - Balance Sheet	227,505	—
Cash and Restricted Cash	$2,347,108	$6,043,558

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$116,342	$58,320

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$1,609	$—

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2020 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the unaudited financial statements of Agrinatural with its consolidated unaudited financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest identified separately in the accompanying condensed consolidated balance sheets and statements of operations through December 11, 2019, when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2020

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

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company’s ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company’s scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers’ grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers’ grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between Gavilon and the Company. Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

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

July 31, 2020

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

Property and Equipment

In July 2020, the Company experienced major issues with its boiler, which negatively impacted production. The Company ordered a temporary boiler, which allowed operations to continue in August 2020 until repair or replacement of the boiler could be completed. The Company determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. The new boiler is expected to be installed in October 2020. On September 2, 2020, the Company received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, the Company abandoned the failing boiler, is currently operating with the temporary boiler, and plans to operate with the new boiler upon its completed installation. The Company will record the cost for the abandonment during the fourth fiscal quarter once it has determined the asset value, and what, if any, of the existing equipment can be salvaged. The Company anticipates a loss of approximately $1.8 million in the fourth fiscal quarter of 2020 due to the abandonment of the failing boiler. The estimated cost of the new boiler is approximately $5.2 million.

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

July 31, 2020

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

●	Ethanol Production. Based on the nature of the products and production process and the expected financial results, the Company’s operations at its ethanol plant, including the production and sale of ethanol and its co-products, are aggregated into one financial reporting segment.

●	Natural Gas Pipeline. The Company has majority ownership in Agrinatural, through its wholly owned subsidiary, HLBE Pipeline, LLC, and operations of Agrinatural’s natural gas pipeline are aggregated into another financial reporting segment.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2018 and 2019, and thus far into 2020, as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted and continue to result in negative operating margins, lower cash flow from operations and net operating losses, which included write downs of inventory and impairment of corn forward purchase contracts of approximately $1 million for the nine months ended July 31, 2020. In response to the low margin environment, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted. The Company believes its cash on hand and available debt from its lender will provide sufficient liquidity to meets its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

3.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$11,920,049	$—	$11,920,049
Distillers’ Grains	1,645,859	—	1,645,859
Corn Oil	401,623	—	401,623
Other	71,519	—	71,519
Natural Gas	—	125,991	125,991
Total Revenues	$14,039,050	$125,991	$14,165,041

	Nine Months Ended July 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$43,306,209	$—	$43,306,209
Distillers’ Grains	9,481,770	—	9,481,770
Corn Oil	2,051,049	—	2,051,049
Other	559,242	—	559,242
Natural Gas	—	1,052,020	1,052,020
Total Revenues	$55,398,270	$1,052,020	$56,450,290

	Three Months Ended July 31, 2019
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$21,645,992	$—	$21,645,992
Distillers’ Grains	4,371,122	—	4,371,122
Corn Oil	930,041	—	930,041
Other	320,001	—	320,001
Natural Gas	—	100,631	100,631
Total Revenues	$27,267,156	$100,631	$27,367,787

	Nine Months Ended July 31, 2019
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$60,083,968	$—	$60,083,968
Distillers’ Grains	13,939,013	—	13,939,013
Corn Oil	2,619,651	—	2,619,651
Other	844,568	—	844,568
Natural Gas	—	1,072,904	1,072,904
Total Revenues	$77,487,200	$1,072,904	$78,560,104

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

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

4.INVENTORY

Inventory consisted of the following:

	July 31, 2020	October 31, 2019
	(unaudited)
Raw materials	$1,575,307	$932,503
Work in process	599,085	732,243
Finished goods	358,621	3,157,429
Supplies	1,334,406	1,454,083
Totals	$3,867,419	$6,276,258

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $155,000 and $581,000 for the nine months ended July 31, 2020 and 2019, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $184,000 and $21,000 for the nine months ended July 31, 2020 and 2019, respectively.

5.DERIVATIVE INSTRUMENTS

As of July 31, 2020, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 3,355,000 bushels, comprised of long corn futures positions on 2,055,000 bushels that were entered into to hedge forecasted ethanol sales through December 2020, and short corn futures positions on 1,085,000 bushels that were entered into to hedge forecasted corn purchases through December 2021. Additionally, there are corn options positions of 215,000 bushels through December 2020. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2020, the Company had approximately $228,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at July 31, 2020, none of which are designated as hedging instruments:

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$28,492	$—
Ethanol contracts	Commodity derivative instruments	—	31,826
Totals		$28,492	$31,826

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

The following tables provide detail regarding the gains (losses) from the Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Location	2020	2019	2020	2019
Corn contracts	Cost of goods sold	$(287,301)	$409,362	$(803,632)	$638,832
Ethanol contracts	Revenues	(31,945)	31,820	(195,535)	31,820
Total gain (loss)		$(319,246)	$441,182	$(999,167)	$670,652

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets:		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$28,492	$28,492	$28,492	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Ethanol	$31,826	$31,826	$31,826	$—	$—

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

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

7.DEBT FINANCING

Long-term debt consists of the following:

	July 31, 2020	October 31, 2019
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$2,270,918	$—
Single advance term note payable to lending institution, see terms below.	3,000,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	467,366	634,180
SBA Paycheck Protection Program Loan	595,693	—
Totals	6,333,977	634,180
Less amounts due within one year	1,241,000	333,977
Net long-term debt	$5,092,977	$300,203

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020.  This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, the Company had an event of non-compliance related to the minimum working capital requirement as defined in the amended credit facility. The Company has obtained a waiver from its lender for this event of non-compliance. The Company was in compliance with all covenants on July 31, 2020. However, the Company anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. The Company intends to obtain a waiver from its lender for this anticipated event of noncompliance.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue to act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.50% at July 31, 2020.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Single Advance Term Note

In June 2020, the Company entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on the Revolving Term Note.  The interest rate is fixed at 3.80%.  Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025. The note is secured as provided in the 2020 Credit Facility.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

Estimated annual maturities of long-term debt at July 31, 2020 are as follows based on the most recent debt agreements, for the twelve months ended July 31:

2021	$1,241,000
2022	3,292,977
2023	600,000
2024	600,000
2025	600,000
Total debt	$6,333,977

8.LEASES

Adoption of ASC 842

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended July 31, 2020, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the nine months ended July 31, 2020, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of July 31, 2020:

Twelve Months Ended July 31,
2021	$1,767,000
2022	1,767,000
2023	1,767,000
2024	1,698,750
2025	1,650,000
Thereafter	2,575,000
Totals	11,224,750
Less: Amount representing interest	1,607,521

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

Lease liabilities	$9,617,229

For the three months ended July 31, 2020, the Company recorded operating lease costs of approximately $591,000 in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period. For the nine months ended July 31, 2020, the Company recorded operating lease costs of approximately $1,731,000 in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

9.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2020, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,613,000 bushels for deliveries through March 2021.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss of $824,000 existed at July 31, 2020, and no impairment loss existed at or October 31, 2019.

Ethanol Forward Contracts

At July 31, 2020, the Company had forward contracts to sell approximately $6,069,000 of ethanol for various periods through September 2020.

Distillers’ Grains Forward Contracts

At July 31, 2020, the Company had forward contracts to sell approximately $325,000 of distillers’ grains for delivery through December 2020.

Corn Oil Forward Contracts

At July 31, 2020, the Company had contracts to sell approximately $701,000 of corn oil for delivery through September 2020.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at July 31, 2020 and October 31, 2019 to be approximately $585,000 and $551,000, respectively. During the three and nine months ended July 31, 2020, the Company has recorded an expense in cost of goods of approximately $16,000 and $70,000, respectively.

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

July 31, 2020

LLC’s Member Control Agreement, all units share equally in the profits and losses and distributions of assets on a per unit basis.

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at July 31, 2020 and October 31, 2019.

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. A deposit of $225,000 was paid in October 2019 and recorded within other assets at October 31, 2019, and the remaining amount was paid on December 11, 2019. The change of interest is recorded as an equity transaction in accordance with ASC 805.

11.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $122,000 and $116,000 for the three months ended July 31, 2020 and 2019, respectively, and approximately $380,000 and $337,000 for the nine months ended July 31, 2020 and 2019, respectively.

Agrinatural has a natural gas local distribution company management agreement with GFE for, among other purposes, the purpose of sharing certain management employees. The agreement automatically renews for successive one-year terms unless and until Agrinatural or GFE gives the other party 30 days’ written notice of termination prior to expiration of the initial term or the start of a renewal term. The agreement may also be terminated by either party for cause under certain circumstances. Under the agreement, GFE supplies its personnel to act as part-time officers of Agrinatural for the positions of chief executive officer and chief financial officer. In return, Agrinatural pays GFE $9,000 per month, excluding fees for third-party services. GFE responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the agreement. Total expenses under this agreement were $27,000 for the three months ended July 31, 2020, and $54,000 for the nine months ended July 31, 2020.

Corn Purchases - Members

The Company purchased corn from board members of approximately $57,000 and $2,633,000 for the three months ended July 31, 2020 and 2019, respectively, and approximately $5,872,000 and $7,219,000 for the nine months ended July 31, 2020 and 2019, respectively.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2020

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$14,039,050	$27,267,156	$55,398,271	$77,487,200
Natural gas pipeline	439,448	541,283	2,182,563	2,398,915
Eliminations	(313,457)	(440,652)	(1,130,544)	(1,326,011)
Total Revenue	$14,165,041	$27,367,787	$56,450,290	$78,560,104

	Three Months Ended		Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$(4,033,933)	$208,535	$(13,414,332)	$(3,720,809)
Natural gas pipeline	203,565	322,222	1,102,387	1,356,744
Eliminations	(89,313)	(149,064)	(376,172)	(482,978)
Operating Income (Loss)	$(3,919,681)	$381,693	$(12,688,117)	$(2,847,043)

	July 31, 2020	October 31, 2019
Assets:	(unaudited)
Ethanol production	$42,192,322	$44,097,379
Natural gas pipeline	12,826,424	12,498,536
Total Assets	$55,018,746	$56,595,915

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2020 and 2019.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2019 as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol, which is affected by various factors including: the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn, government policies, the price and availability of competing fuels;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, which is affected by various factors including: domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the RFS and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel; and
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota.  When we use the terms the “Company,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, and its wholly owned subsidiary Agrinatural.

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

Our ethanol plant has a nameplate capacity of 50 million gallons per year.  We have received EPA pathway approval and have obtained permits from the Minnesota Pollution Control Authority to increase our production capacity to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We are currently operating above our stated nameplate capacity on an annualized basis and intend to continue to do so into the future, dependent on industry conditions and plant profitability.

In July 2020, the Company experienced major issues with its boiler, which negatively impacted production. The Company ordered a temporary boiler, which allowed operations to continue in August 2020 until repair or replacement of the boiler could be completed. The Company determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. The new boiler is expected to be installed in October 2020. On September 2, 2020, the Company received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, the Company abandoned the failing boiler, is currently operating with the temporary boiler, and plans to operate with the new boiler upon its completed installation. The Company will record the cost for the abandonment during the fourth fiscal quarter once it has determined the asset value, and what, if any, of the existing equipment can be salvaged. The Company anticipates a loss of approximately $1.8 million in the fourth fiscal quarter of 2020 due to the abandonment of the failing boiler. The estimated cost of the new boiler is approximately $5.2 million.

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

Over the next twelve months we will continue our focus on operational improvements at our plant.  These operational improvements include replacing the boilers, exploring methods to improve ethanol yield per bushel and increasing production output at our plant, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure, as well as small capital projects, including the construction of additional grain storage, to improve operating efficiency. We anticipate using cash from our loans to finance these plant upgrade projects.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly reports on Form 10-Q for the three months ended January 31, 2020 and the three months ended April 30, 2020, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2019.

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

Management currently believes that our margins will remain negative or low during the remainder of the fiscal year 2020. The negative market effects of the COVID-19 pandemic will likely continue to negatively impact our profitability. Due to the market risks and uncertainties related to the pandemic and its ramifications, the Company temporarily idled its operations from on or about March 30, 2020 through approximately May 31, 2020. June and July also saw lower than normal ethanol production levels, due primarily to issues with our boilers. Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Recent US Energy Information Administration (“EIA”) reports indicate that ethanol stocks remain high since the conclusion of fiscal year 2019. Further, while ethanol production briefly significantly declined during the second fiscal quarter of 2020, ethanol production has mostly rebounded during the third fiscal quarter of 2020. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, will contribute to the projected negative or low margins.

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

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA August 2020 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption in the second quarter of 2020 averaged approximately 7.2 million barrels per day, compared to approximately 9.5 million barrels per day in the second quarter of 2019. Additionally, EIA estimates that U.S. gasoline consumption in the third quarter of 2020 will average approximately 8.8 million barrels per day, compared to approximately 9.5 million barrels per day in the third quarter of 2019. For all of 2020, EIA forecasts that U.S. gasoline consumption will average approximately 8.4 million barrels per day, a decrease of approximately 10% compared with 2019. U.S. gasoline prices averaged $2.18 per gallon in July 2020, an increase of 10 cents per gallon from June 2020, but 56 cents per gallon lower than June 2019. The EIA forecasts regular gasoline prices to average $1.99 per gallon in the fourth quarter of 2020, largely due to decreases in travel due to COVID-19 and reflective of a drop in crude oil prices. The EIA projects that U.S. gasoline prices will average $2.23 per gallon in 2021, compared with an average of $2.12 per gallon in 2020.

In addition, crude oil prices fell sharply in March and April 2020, remaining low in June and July 2020 but rebounding slightly, as a result of market reaction to the COVID-19 pandemic, which caused global demand to decline, and international price wars. Such marked decreases in crude oil prices have had a negative impact on the demand for ethanol, which has also been exacerbated by overall lessened global energy demand as a result of the COVID-19 pandemic.

Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could be further exacerbated if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Throughout 2019 and 2020, some U.S. ethanol plants temporarily suspended production due to negative margins, largely resulting from the COVID-19 pandemic, and stagnant export projections caused by trade barriers and decreased global demand in connection with the COVID-19 pandemic.

During our third fiscal quarter of 2020, distillers’ grains prices fell, due to a combination of decreased seasonal demand as well as an increase in supply, as many ethanol plants resumed production after the shutdowns caused by the COVID-19 pandemic. In addition to being an animal feed substitute for corn, distillers’ grains are increasingly considered a protein feed substitute for soybean meal. Management currently believes that the impact of the current Chinese imposition of antidumping and countervailing duties on distillers’ grains produced in the U.S. has been absorbed into the market. However, recent trade disputes with China, Mexico and Canada could result in the imposition of additional tariffs on distillers’ grains produced in the United States, which could lead to an oversupply of distillers’ grains domestically and negatively impact distillers’ grains prices. Additionally, domestic feeding margins in cattle and hogs in particular could have a negative impact on total domestic distillers’ grains demand.

Corn oil prices have been slightly negatively impacted during the three months ended July 31, 2020, which aligns with the recent historic perspective, which has seen corn oil prices over the past few years be impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production, in addition to increased corn oil production. The impact of lower soybean oil prices and the market’s increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and so far in 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020. June and July also saw lower than normal ethanol production levels, due primarily to issues with our boilers. Due to these idles during the third quarter, ethanol production levels were reduced by approximately 18.6% as compared to the first half of 2020 production levels. Management believes that this reduction is warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers’ grains and corn oil production. The Company continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely effected.

PPP Loan

On April 18, 2020, the Company received $595,693 under the Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% over a period of two years, beginning May 2021 with a final installment in May 2022.

Outlook

Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on our future results, we believe our current cash reserves, cash generated from our operations, our Paycheck Protection Program loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching, and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our 2020 Credit Facility as of July 31, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our 2020 fiscal year results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the third fiscal quarter of 2020 progressed, and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment, and, as a result, our results for the 2020 fiscal year may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies, which is critical in order to drive positive results in a low-margin environment.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in the future.

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

U.S. ethanol production capacity exceeded the EPA’s 2018 and 2019 RVOs that could be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the

EPA delivered the proposed RFS “reset” rule to the White House Office of Management and Budget for its review. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. If the statutory RVOs are reduced as a result of reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

The EPA assigns individual refiners, blenders, and importers the RVOs they are obligated to use based on their percentage of total fuel sales.  Obligated parties use RINs to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. On April 15, 2020, governors of five states asked the EPA for a refiner waiver from the RFS, contending that refiners in their respective states face financial burdens due to the COVID-19 economic downturn. In June 2020, attorneys general of seven states joined in such request. The EPA has stated that it is “watching the situation closely, and reviewing the” request.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship.  On August 2020, 2020, the EPA released data on the number of waivers filed, which indicated that 28 petitions for waivers for the 2019 compliance year have been received, in addition to three petitions for waivers for the 2020 compliance year. For the 2018 compliance year, 44 petitions have been received. To date, with respect to the 2018 compliance year, the EPA has approved 31 petitions and denied 6 petitions, 5 petitions have been declared ineligible or withdrawn, and 2 petitions are pending. The 31 approved petitions have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. The 37 approved petitions for compliance year 2017 exempted approximately 1.82 billion RINs, which is approximately 17.05 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2019 and 2020 compliance years will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

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

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. In June 2018, the court issued a stay pending further administrative proceedings. On July 30, 2019, the groups petitioned the court to lift such stay. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.

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

Also, on August 30, 2018, the RFA and Growth Energy filed a lawsuit in federal district court, alleging that the EPA and U.S. Department of Energy have improperly denied agency records requested by RFA, Growth Energy, and others under the Freedom of Information Act. The requested documents relate to exemptions from Renewable Fuel Standard compliance obligations granted by EPA. Additionally, on February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA, challenging the EPA’s “failure” to address small refinery exemptions in its 2019 RVO rulemaking.  An administrative stay has been granted to research the contents of the lawsuit.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA’s current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) in March 2020 in an attempt to offset some of the economic damage arising from the COVID-19 pandemic. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC), which it is using to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act also provided for the Small Business Administration to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the “PPP”) was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

Results of Operations for the Three Months Ended July 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2020 and 2019 (amounts in thousands).

	Three Months Ended July 31,
	2020		2019
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$14,165	100.0%	$27,368	100.0%
Cost of Goods Sold	17,315	122.2%	26,120	95.4%
Gross Profit (Loss)	(3,150)	(22.2)%	1,248	4.6%
Operating Expenses	(770)	(5.4)%	(866)	(3.2)%
Operating Income (Loss)	(3,920)	(27.7)%	382	1.4%
Other Expense, net	(41)	(0.3)%	(20)	(0.1)%
Net Income (Loss)	(3,961)	(28.0)%	362	1.3%
Less: Net Income Attributable to Non-controlling Interest	—	—%	(35)	(0.1)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$(3,961)	(28.0)%	$327	1.2%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 99.1% of our total revenues for the three months ended July 31, 2020 and approximately 99.6% of our total revenues for the three months ended July 31, 2019.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 0.9 % of our consolidated revenues for the three months ended July 31, 2020 and approximately 0.4% of our consolidated revenues for the three months ended July 31, 2019.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended July 31, 2020:

	Three Months Ended July 31, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$11,920	84.2%
Distillers' grains sales	1,646	11.6%
Corn oil sales	402	2.8%
Corn syrup sales	71	0.5%
Agrinatural revenues (net of intercompany eliminations)	126	0.9%
Total Revenues	$14,165	100.0%

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

Our total consolidated revenues decreased by approximately 48.2% for the three months ended July 31, 2020, as compared to the three months ended July 31, 2019, due to decreases in volumes sold of our ethanol, distillers’ grains and corn oil, coupled with a decrease in the average price received for our ethanol and distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020		Three Months Ended July 31, 2019
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	10,452	$1.14	15,622	$1.39
Distillers' grains (tons)	15	$107.98	36	$120.65
Corn oil (pounds)	1,623	$0.24	3,715	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 44.9% for the three months ended July 31, 2020, compared to the same period of 2019 due to an approximately 18.0% decrease in the average price per gallon we received for our ethanol as compared to the same period in 2019, which was coupled with an approximately 33.1% decrease in the volume of ethanol sold from period to period. The decrease in ethanol prices was primarily due to a decrease in demand for ethanol and significantly lower gasoline prices. The decrease in volume sold was primarily due to idling of the plant through May 2020 and again for a portion of July 2020.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2020, we had forward ethanol sales contracts valued at approximately $6.1 million for various periods through September 2020. Separately, ethanol derivative instruments resulted in a loss of approximately $32,000 for the three months ended July 31, 2020. In comparison, we had a gain of approximately $32,000 on ethanol derivative instruments for the three months ended July 31, 2019.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 62.3% for the three months ended July 31, 2020 compared to the same period of 2019.  This decrease was due to an approximately 57.9% decrease in the volumes of distillers’ grains sold in the three months ended July 31, 2020 compared to the same period of 2019, coupled with an approximately 10.5% decrease in the average price per ton we received for our distillers’ grains from period to period.  We sold fewer tons of distillers’ grains in the three months ended July 31, 2020 as compared to the same period in 2019 due to less production.

At July 31, 2020, we had forward distillers’ grains sales contracts valued at approximately $325,000 for delivery through December 2020.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 56.8% for the three months ended July 31, 2020 compared to the same period of 2019, due to an approximately 56.3% decrease in pounds sold from period to period, coupled with an approximately 4.0% decrease in the average price per pound we received for our corn oil from period to period.

Management expects corn oil prices will remain relatively steady in the near term.  However, we may experience lower demand for corn oil from the biodiesel industry as the 2020 RVOs for biodiesel were only up slightly from the 2019 levels, which may result in lower biodiesel production. Additionally, lower soybean oil prices could negatively impact corn oil prices.

At July 31, 2020, we had corn oil sales contracts valued at approximately $701,000 for delivery through September 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 33.7% for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. However, as a percentage of revenues, our cost of goods sold increased to approximately 122.2% for the three months ended July 31, 2020 compared to 95.4% for the same period of 2019.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2020 and 2019 was approximately $1.49 and $1.50 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2020:

	Three Months Ended July 31, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$8,544	49.3%
Natural gas costs	695	4.0%
All other components of costs of goods sold	8,076	46.7%
Total Cost of Goods Sold	$17,315	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 60.8% less for the three months ended July 31, 2020 compared to the same period of 2019.  The decrease resulted from an approximately 58.7% decrease in the number of bushels of corn processed from period to period due to plant idles in May 2020 and a period of July 2020, coupled with an approximately 5.1% decrease in the average price per bushel paid for corn from period to period. Management attributes the decrease in corn prices primarily to decreased demand.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended July 31, 2020 was approximately $0.18 lower than the corn-ethanol price spread we experienced for same period of 2019.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2020 we had approximately 4.6 million bushels of cash and basis contracts for forward corn purchase commitments for deliveries through March 2021.

Our corn derivative positions resulted in a loss of approximately $287,000 for the three months ended July 31, 2020 and a gain of approximately $409,000 for the three months ended July 31, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 49.9% for the three months ended July 31, 2020 compared to the same period of 2019.  Management attributes this decrease in cost of natural gas from period to period to less ethanol production and higher natural gas inventories.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 172.9% for the three months ended July 31, 2020 compared to the same period of 2019. Management attributes this increase primarily to changes in the costs of certain inventories on hand from period to period.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended July 31, 2020 decreased approximately 11.1% compared to the three months ended July 31, 2019 due primarily to the temporary plant idle. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

Our operating loss for the three months ended July 31, 2020 increased by approximately $4.3 million compared to the same period of 2019.  This increase resulted largely from decreases in revenues during the 2020 period.

Other Expense, Net

We had net other expense of approximately $41,000 during the three months ended July 31, 2020 compared to net other expense of approximately $20,000 for the same period of 2019.  We had more other expense the three months ended July 31, 2020 compared to the same period of 2019 due primarily to higher interest expense and less interest income during the 2020 period.

Results of Operations for the Nine Months Ended July 31, 2020 and 2019

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020 and 2019 (amounts in thousands).

	Nine Months Ended July 31,
	2020	2019
Statement of Operations Data	%	%

Revenues	$56,450	100.0%	$78,560	100.0%
Cost of Goods Sold	66,494	117.8%	78,765	100.3%
Gross Loss	(10,044)	(17.8)%	(205)	(0.3)%
Operating Expenses	(2,644)	(4.7)%	(2,642)	(3.4)%
Operating Loss	(12,688)	(22.5)%	(2,847)	(3.7)%
Other Income, net	137	0.2%	232	0.3%
Net Loss	(12,551)	(22.3)%	(2,615)	(3.4)%
Less: Net Income Attributable to Non-controlling Interest	(68)	(0.1)%	(197)	(0.3)%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(12,619)	(22.4)%	$(2,812)	(3.7)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 98.1% and 98.6% of our total consolidated revenues for the nine months ended July 31, 2020 and 2019, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations), which represented 1.9% and 1.4% of our consolidated revenues for the nine months ended July 31, 2020 and 2019, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020:

	Nine Months Ended July 31, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$43,306	76.7%
Distillers' grains sales	9,482	16.8%
Corn oil sales	2,051	3.6%
Corn syrup sales	559	1.0%
Agrinatural revenues (net of intercompany eliminations)	1,052	1.9%
Total Revenues	$56,450	100.0%

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

Our total consolidated revenues decreased by approximately 28.1% for the nine months ended July 31, 2020, as compared to the same period of 2019, due to decreases in quantities sold of our ethanol, distillers’ grains and corn oil, which was partially offset by an increase in the average price received for our distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2020 and 2019:

	Nine Months Ended July 31, 2020		Nine Months Ended July 31, 2019
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	36,126	$1.20	48,640	$1.24

Distillers' grains (tons)	72	$131.60	107	$130.50
Corn oil (pounds)	8,444	$0.24	10,522	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 27.9% for the nine months ended July 31, 2020 compared to the same period of 2019 due to an approximately 25.7% decrease in the volume sold due to decreased production during the 2020 period, which was coupled with an approximately 3.0% decrease in average price per gallon we received for our ethanol from period to period. The decrease is primarily due to a decrease in demand for ethanol and significantly lower gasoline prices. The decrease in volume sold is primarily due to a decrease in volume produced during the 2020 period, which included the plant being idled through May 2020 and experiencing operational issues with the boiler after production resumed.

Our ethanol derivative instruments resulted in a loss of approximately $196,000 for the nine months ended July 31, 2020. In comparison, we had a gain of approximately $32,000 on ethanol derivative instruments for the nine months ended July 31, 2019. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $155,000 and $581,000 for the nine months ended July 31, 2020 and 2019, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains decreased by approximately 32.0% for the nine months ended July 31, 2020 compared to the same period of 2019.  This decrease is due to an approximately 32.5% decrease in the volume sold, which was partially offset by an approximately 0.8% increase in the average price per ton received for our distillers’ grains from period to period. This increase in the market price of distillers’ grains is due to a decrease in overall distillers’ grains production as well as increases in prices of soybean meal and increased export demand. We produced and sold fewer total tons of distillers’ grains during the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 due to decreased ethanol production in the 2020 period.

Corn Oil

Total revenues from sales of corn oil decreased by approximately 21.7% for the nine months ended July 31, 2020 compared to the nine months ended July 31, 2019 due primarily to an approximately 19.7% decrease in pounds sold from period to period, coupled with an approximately $2.4% decrease in the average price per pound we received for our corn oil from period to period.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 15.6% for the nine months ended July 31, 2020, as compared to the nine months ended July 31, 2019.  As a percentage of revenues, however, our cost of goods sold increased to approximately 117.8% for the nine months ended July 31, 2020, as compared to approximately 100.3% for the same period in 2019 due to the negative margin between the price of ethanol and the price of corn from period to period.  The cost of goods sold per gallon of ethanol produced for the nine months ended July 31, 2020 and 2019 was approximately $1.66 and $1.46 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2020:

	Nine Months Ended July 31, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$45,396	68.3%
Natural gas costs	3,799	5.7%
All other components of costs of goods sold	17,299	26.0%
Total Cost of Goods Sold	$66,494	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 23.8% less for the nine months ended July 31, 2020 compared to the same period of 2019, due primarily to an approximately 30.4% decrease in the number of bushels of corn processed, which was partially offset by an approximately 9.5% increase in the average price per bushel paid for corn from period to period.  For the nine months ended July 31, 2020 and 2019, we processed approximately 11.5 million and 16.6 million bushels of corn, respectively.  The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the nine months ended July 31, 2020, was approximately $0.16 lower than the corn-ethanol price spread we experienced for same period of 2019.

We had a loss related to corn derivative instruments of approximately $804,000 for the nine months ended July 31, 2020, which increased our costs of goods sold. Comparatively, we had a gain related to corn derivative instruments of approximately $639,000 for the nine months ended July 31, 2019, which decreased our cost of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $184,000 and $21,000 for the nine months ended July 31, 2020 and 2019, respectively. Management has evaluated the outstanding corn forward purchase contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $824,000 at July 31, 2020. The impairment expense is recorded as a component of cost of goods sold.

Natural Gas

Natural gas costs decreased by approximately 29.5% for the nine months ended July 31, 2020 as compared to the nine months ended July 31, 2019. The decrease in natural gas costs was primarily due to lower production levels during the 2020 period.

Operating Expenses

Operating expenses for the nine months ended July 31, 2020 increased by approximately 0.1% compared to the nine months ended July 31, 2019.

Operating Loss

Our operating loss for the nine months ended July 31, 2020 was approximately $9.8 million more compared to the same period of 2019. This increased loss resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin.

Other Income, Net

We had net other income of approximately $137,000 and $232,000 during the nine months ended July 31, 2020 and 2019, respectively.  We had less other income primarily due to less interest income and more interest expense in the 2020 period as compared to the 2019 period.

Changes in Financial Condition at July 31, 2020 and October 31, 2019

The following table highlights our financial condition at July 31, 2020 and October 31, 2019 (amounts in thousands):

	July 31, 2020	October 31, 2019
	(unaudited)
Current Assets	$7,102	$16,266
Total Assets	$55,019	$56,596
Current Liabilities	$6,227	$6,144
Long-Term Debt, less current portion	$5,093	$300
Operating Leases, long-term liabilities	$8,289	—
Other Long-Term Liabilities	$585	$551
Members' Equity attributable to Heron Lake BioEnergy, LLC	$34,824	$47,599
Non-Controlling Interest	$—	$2,002

The decrease in current assets is primarily attributable to a decrease in cash of approximately $2.4 million, approximately $4.6 million in accounts receivable, and approximately $2.4 million in inventory at July 31, 2020 compared to October 31, 2019. The decrease in total assets was primarily due to a decrease in total current assets, offset by the recognition of operating lease right of use assets of approximately $9.6 million during the 2020 period.

Our current liabilities increased approximately $83,000 at July 31, 2020 compared to October 31, 2019, due to increases of approximately $907,000 in current maturities of long-term debt, approximately $686,000 in checks drawn in excess of bank balances, approximately $682,000 of accrued expenses, and approximately $1.3 million from the current liabilities related to our operating lease. Offsetting these increases were decreases of approximately $3.6 million of accounts payable.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $12.8 million at July 31, 2020 compared to October 31, 2019. The decrease was related to the net loss attributable to HLBE during the nine months ended July 31, 2020.

Non-controlling interest totaled $0 and approximately $2.0 million at July 31, 2020 and October 31, 2019. This decrease is a result of the acquisition of Agrinatural’s non-controlling interest in December 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2020	2019
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$(4,380)	$422
Net cash used in investing activities	$(2,252)	$(206)
Net cash provided by (used in) financing activities	$4,385	$(168)
Net increase (decrease) in cash and restricted cash	$(2,247)	$48

Operating Cash Flows

During the nine months ended July 31, 2020, we used more cash in operating activities compared to the same period of 2019 primarily due to an increased net loss during the nine months ended July 31, 2020.

Investing Cash Flows

We used more cash for investing activities for the nine months ended July 31, 2020 compared to the same period of 2019 due to an increase in capital expenditures for general plant improvements and for construction of the grain bin.

Financing Cash Flows

During the nine months ended July 31, 2020, we borrowed approximately $5.1 million from long-term debt, net of repayments, borrowed approximately $596,000 in connection with our Paycheck Protection Program loan, and increased checks drawn in excess of bank balance of approximately $686,000. This was partially offset by approximately $2.0 million used to acquire non-controlling interest. Comparatively, during the same period of 2019, we used cash to make payments of approximately $168,000 on our long-term debt.

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million.  Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2021.  Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.25% at July 31, 2020.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at April 2019 was $4.0 million.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing on May 1, 2020.  Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 3.00% at July 31, 2020.

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

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with a $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020 pursuant to an Amended and Restated Revolving Term Promissory Note between the Company and Compeer.  The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases will be excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, the Company had an event of non-compliance related to the minimum working capital requirement as defined in the amended credit facility. The Company has obtained a waiver from its lender for this event of non-compliance. The Company was in compliance with all covenants on July 31, 2020. However, the Company anticipates an event of non-compliance with respect to our debt service coverage ratio for the period ended October 31, 2020. The Company intends to obtain a waiver from its lender for this anticipated event of noncompliance.

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13.0 million.  Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.50% at July 31, 2020.  We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank.  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

The aggregate principal amount available to the Company for borrowing under the amended and restated revolving term loan at July 31, 2020 was approximately $10.7 million.

Single Advance Term Note

In June 2020, the Company entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on the Revolving Term Note.  The interest rate is fixed at 3.80%.  Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025. The note is secured as provided in the 2020 Credit Facility.

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

As of July 31, 2020 and 2019, there was a total of approximately $467,000 and $634,000, respectively, in outstanding water revenue bonds. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%.

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

At July 31, 2020, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2019.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates. The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one-year period from July 31, 2020.

Outstanding Variable Rate Debt at	Interest Rate at	Interest Rate Following 10%	Approximate Adverse
July 31, 2020	July 31, 2020	Adverse Change	Change to Income
$2,271,000	3.50%	3.85%	$8,000

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

As of July 31, 2020, we had price protection in place for approximately 16% and 16% of our anticipated corn and natural gas needs for the next 12 months, respectively, and approximately 8%, 1%, and 2% of our anticipated ethanol, distillers’ grains, and corn oil sales for the next 12 twelve months, respectively. Through these contracts we hope to minimize risk from future market price fluctuations and basis fluctuations.  As input prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and natural gas price risk.  Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2020.

The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements		Hypothetical Adverse	Approximate
	for the next 12 months	Unit of	Change in Price as of	Adverse
	(net of forward and futures contracts)	Measure	July 31, 2020	Change to Income
Ethanol	57,500,000	Gallons	10.0%	$5,980,000
Corn	17,500,000	Bushels	10.0%	$4,725,000
Natural Gas	1,350,000	MMBTU	10.0%	$331,000

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as July 31, 2020.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*
10.1	Amended and Restated Revolving Term Promissory Note dated June 11, 2020 between Heron Lake
BioEnergy, LLC, as Borrower, and Compeer Financial, FLCA, as Lender.*
10.2	Single Advance Term Promissory Note dated June 19, 2020 between Heron Lake BioEnergy, LLC, as
Borrower, and Compeer Financial, FLCA, as Lender.*

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2020 and October 31, 2019; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2020 and 2019; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and nine months ended July 31, 2020 and 2019; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2020	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: September 14, 2020	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer