Form 10-K
period 2020-10-31
Heron Lake BioEnergy, LLC
filed 2021-02-16
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020.

Or

◻     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ◻    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ◻    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required

to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ⌧	Smaller Reporting Company ⌧
Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act) Yes ◻    No ⌧

As of April 30, 2020, the aggregate market value of the 32,199,012 Class A units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was approximately $9,659,704. The units are not listed on an exchange or otherwise publicly traded. Additionally, the membership units are subject to significant restrictions on transfer under the registrant’s operating and member control agreement. In determining this value, the registrant has assumed that all of its governors, chief executive officer, chief financial officer, Granite Falls Energy, LLC and beneficial owners of 5% or more of its outstanding membership units are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

As of April 30, 2020, all of the 15,000,000 Class B units were held by an affiliate of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 16, 2021, there were 62,932,107 Class A units and 15,000,000 Class B units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Members are incorporated by reference into Part III.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements regarding our business, financial condition, results of operations, performance and prospects. All statements that are not historical or current facts are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties, including, but not limited to the following:

●	Fluctuations in the prices of grain, utilities and ethanol, which are affected by various factors including weather, production levels, supply, demand, and availability of production inputs;
●	Changes in the availability and price of corn and natural gas;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
●	Fluctuations in the price of crude oil and gasoline;
●	Ethanol may trade at a premium to gasoline at times, causing a disincentive for discretionary blending of ethanol beyond the requirements of the federal Renewable Fuels Standard (“RFS”) and resulting in a negative impact on ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver or reduction of the Renewable Fuels Standard, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Changes in fuel consumption due to decreased vehicle travel as a result of the COVID-19 or other factors.
●	Challenges created by the COVID-19 pandemic, including increased production costs, market barriers, and decreased demand for fuel.
●	Any effect on prices of distillers’ grains resulting from actions in international markets;
●	Changes in our business strategy, capital improvements or development plans;
●	The effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Alternative fuel additives may be developed that are superior to, or cheaper than ethanol;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our ability to profitably operate the ethanol plant and maintain positive margins and generate free cash flow, which may impact our ability to meet current obligations, invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;
●	Changes in interest rates or the lack of credit availability;
●	Our ability to make distributions in light of financial covenants in our credit facility;
●	Our ability to retain key employees and maintain labor relations;
●	The supply of ethanol rail cars in the market has fluctuated in recent years and may affect our ability to obtain new tanker cars or negotiate new leases at a reasonable fee when our current leases expire;
●	Any delays in shipping our products by rail and corresponding decreases in our sales or production as a result of shipping delay and ethanol storage constraints;
●	Our units are subject to a number of transfer restrictions, no public market exists for our units, and we do not expect one to develop.

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

PART I

When we use the terms “Heron Lake BioEnergy,” “Heron Lake,” or “HLBE” or similar words, unless the context otherwise requires, we are referring to Heron Lake BioEnergy, LLC and our operations at our ethanol production facility located near Heron Lake, Minnesota. When we use the terms the “Company,” “we,” “us,” “our” or similar words in this Annual Report on Form 10-K, unless the context otherwise requires, we are referring to Heron Lake BioEnergy and its wholly owned subsidiary, HLBE Pipeline Company, LLC, through which HLBE holds a 100% interest in Agrinatural Gas, LLC (“Agrinatural”).

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

In July 2013, Granite Falls Energy, LLC (“Granite Falls” or “GFE”) acquired a controlling interest in the Company from Project Viking, L.L.C. GFE, now a related party, owns an ethanol plant located in Granite Falls, Minnesota. As of February 16, 2021, GFE owns approximately 31.4% of our outstanding Class A membership units and 100.0% of our outstanding Class B Units, for total ownership of approximately 50.7%.  As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

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

In fiscal years 2020 and 2019, we sold approximately 48.2 million gallons and 65.5 million gallons of ethanol, respectively.

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These conditions were exacerbated by the COVID-19 pandemic and its ramifications. Due to the market risks and uncertainties related to the COVID-19 pandemic, the Company extended its regularly scheduled idle of ethanol production operations to cover the period beginning on or about March 30, 2020 through approximately May 31, 2020. In July 2020, the Company experienced major issues with its boiler, which negatively impacted production. The Company ordered a temporary boiler, which allowed operations to continue in August 2020 until January 2021, when the Company’s new boiler was placed in service. Market conditions, coupled with the idle of our plant, resulted in lower production, negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result of these losses, we have realized two adverse consequences. First, as corn prices increased in January 2021, we received margin calls on our corn futures positions on the Chicago Board of Trade. Because we did not have the cash to pay those margin calls, we exited those futures positions, realized losses, and have become unprotected against future price increases. Second, as we incurred significant losses, our cash balance has decreased, our available working capital has decreased. We have fallen out of compliance with our working capital and local net worth covenants. As a result of these loan covenant violations and forecasted future instances of noncompliance with debt covenants within the next twelve months, the long-term portion of our bank term debt is reclassified as a current liability, further worsening our working capital challenges. If we continue to experience unfavorable operating conditions in the future, we will have to secure additional debt or equity sources for working capital and other purposes or further idle ethanol production altogether. Similarly, there is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of our assets. If that were to happen, we may be faced with the prospects of either ceasing operations or seeking Chapter 11 “reorganization” bankruptcy protection.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.2% and 3.0%, of our total consolidated revenues in the years ended October 31, 2020 and 2019, respectively. After accounting for intercompany eliminations for fees paid by the Company to Agrinatural for natural gas transportation services pursuant to our natural gas transportation agreement, Agrinatural’s revenues represented 1.9% and 1.3% of our consolidated revenues for the fiscal years ended October 31, 2020 and 2019, respectively, and have little to no impact on the overall performance of the Company.

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

Ethanol Production Segment

Revenues from our ethanol production segment have represented 98.1% and 98.7% of our revenues in the years ended October 31, 2020 and 2019, respectively.

Principal Products

The principal products from our ethanol production are fuel-grade ethanol, distillers’ grains, non-edible corn oil and miscellaneous sales of distillers’ syrup, a by-product of the ethanol production process. We did not introduce any new products or services as part of our ethanol production segment during our fiscal year ended October 31, 2020.

The table below shows the approximate percentage of our total revenue which is attributable to each of our principal products for each of the last three fiscal years.

	Fiscal Year 2020	Fiscal Year 2019
Ethanol	76.7%	77.3%
Distillers' Grains	16.7%	17.1%
Corn Oil	3.8%	3.3%
Misc. Syrup Sales	0.9%	1.0%

Ethanol

Ethanol is a type of alcohol produced in the U.S. principally from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn in the U.S. but can also be produced from various other grains. Ethanol is primarily used as:

●	an octane enhancer in fuels;
●	an oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions;
●	a non-petroleum-based gasoline substitute; and
●	as a renewable fuel to displace consumption of imported oil.

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

Ethanol Markets

The success of our sales efforts in the ethanol markets will depend primarily upon the efforts of Eco-Energy, Inc. (“Eco-Energy”), which buys and markets our ethanol. There are local, regional, national, and international markets for ethanol. The principal markets for our ethanol are petroleum terminals in the continental U.S. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

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

We expect a majority of our ethanol to continue to be marketed and sold domestically. Over our past fiscal year, exports of ethanol have increased slightly, with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second place. India, Korea, Netherlands, Colombia, Mexico, and Philippines were also top destinations. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For example, a strong U.S. dollar is a force that may negatively impact ethanol exports from the United States. Additionally, the imposition of tariffs and duties on ethanol imported from the United States, as well as increased production of ethanol and similar fuels in other countries, can also negatively impact domestic export demand.

Due to the ongoing COVID-19 pandemic demand for transportation fuels including the fuel ethanol we manufacture substantially decreased in 2020. Lockdowns, closures, and other social distancing measures imposed in response to the pandemic caused many individuals to work from home, forego travel, and otherwise reduce fuel consumption. Between March and November 2020, the ethanol industry experienced an estimated production decline of 2 billion gallons. Economists estimated the ethanol industry suffered $8 billion in losses in 2020 due, in large part, to the effects of the pandemic. We were not immune from these conditions and experienced decrease demand and high inventory levels of ethanol. In 2020, we experienced a 26.4% decrease in the volume of ethanol sold, year-over-year. We expect ethanol demand to increase in 2021, however there is no guarantee this will occur

Exports to China have been negligible during fiscal years 2020 and 2019. This is due to China’s increase of the tariff on ethanol imported from the U.S. to 45% as of April 2, 2018, compared to the previous 30% tariff imposed in 2017, and the subsequent increase of the 45% tariff to 70% as of July 6, 2018. It is unclear whether the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over course of two years, including ethanol. While this agreement appeared positive for the industry, exports to China remained negligible during fiscal year 2020. There is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels. Joe Biden became the President on January 20, 2021. He is believed to be evaluating whether and how to continue various tariffs including those levied against certain Chinese imports to the United States. Although U.S. trade policy towards China may change, we cannot now predict whether or how China may consider changing its tariffs against our products.

In December 2020, Brazil’s import quota on imported ethanol expired. As a result, imports of U.S. ethanol are subject to a 20% tariff. Under the original, expired import quota, the 20% tariff on U.S. ethanol imports was levied only after the import level exceeded 150 million liters, or 39.6 million gallons per quarter. The import quota was initially set to expire in September 2019. In September 2019, Brazil raised the import quota to 187.5 million liters, or 49.5 million gallons, per quarter, before the imports become subject to the 20% tariff. U.S. exports to Brazil have decreased from our 2019 fiscal year to our 2020 fiscal year. The tariff has had and likely will continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

We transport our ethanol primarily by rail. In addition to rail, we service certain regional markets by truck from time to time. We believe that regional pricing tends to follow national pricing less the freight difference.

Distillers’ Grains Markets

We sell distillers’ grains as animal feed for beef and dairy cattle, poultry, and hogs. Most of the distillers’ grains that we sell are in the form of dried distillers’ grains. Currently, the U.S. ethanol industry exports a significant amount of dried distillers’ grains, which may increase as worldwide acceptance grows. According to the U.S. Grains Council, total U.S. distiller’s grains exports through October 2020 increased compared to distiller’s grains exports for the same period last year. Top export markets include Mexico, Vietnam, Korea, Indonesia, Turkey, Thailand, and the European Union and United Kingdom.

Historically, the United States ethanol industry exported a significant amount of distillers’ grains to China and Vietnam. However, during 2016, China began an anti-dumping and countervailing duty investigation related to distillers’ grains imported from the U.S. which contributed to a decline in distillers’ grains shipped to China during 2016. In January 2017, China issued final tariffs on U.S. distillers’ grains. The Chinese distillers’ grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties resulted in a significant decline in demand from this top importer, requiring U.S. producers to seek out alternative markets.  While exports to China increased during fiscal year 2020 compared to fiscal year 2019, exports to China remain substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

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

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations in December 2016. In a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements. While exports to Vietnam have resumed, they remain substantially below the pre-2016 levels. There is no guarantee that distillers’ grains exports to Vietnam will return to such levels.

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

The term of our agreement with Eco-Energy originally expired on December 31, 2020. The term of our agreement with Eco-Energy was automatically extended for one year, pursuant to a provision in the agreement which provides for automatic renewals for additional consecutive terms of one year unless either party provides written notice to the other at least 90 days prior to the end of the then-current term.

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

Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plants. Corn prices have trended higher during December 2020 and January 2021, in part due to large purchases by China in the world and U.S. marketplaces. Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol, although we do tend to see increases in the prices of our distillers’ grains during times of higher corn prices. Given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

Ethanol prices were lower during fiscal year 2020 compared to fiscal year 2019. Ethanol prices were lower during the fiscal year ended October 31, 2020 due primarily to effects of the COVID-19 pandemic, which resulted in reduced demand and high inventory levels. Management expects additional volatility for the price of ethanol in 2021. According to EIA forecasts, ethanol production is projected to increase slightly in 2021, and demand is also expected to increase slightly. However, there is no guarantee that either of these forecasts will occur. While exports improved slightly in 2020, tariffs and international competition continued to adversely affect the export market, and there is no guarantee that the export market will improve in 2021. U.S. gas demand decreased significantly year over year in 2020, due primarily to the COVID-19 pandemic. Ethanol consumption is projected to increase slightly in 2021; however, there is no guarantee that this projection will be accurate. A continued or further decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

Sources and Availability of Raw Materials

The primary raw materials used in the production of ethanol at our plant are corn and natural gas. Our ethanol plant also requires significant and uninterrupted amounts of electricity and water. We have entered into agreements for our supply of electricity, natural gas, and water.

Corn Procurement

Ethanol production requires substantial amounts of corn. The cost of corn represented approximately 71.2% and 74.0% of our cost of sales for the years ended October 31, 2020 and 2019, respectively. At our current production rate of approximately 65 million gallons of ethanol per year, we need to consume approximately 22.5 million bushels of corn per year for our dry mill ethanol process. We believe our facility has sufficient corn storage capacity, with the capability to store approximately 19 days of corn supply.

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

Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations. Corn prices were slightly higher during our 2020 fiscal year due primarily to strong export demand during the 2020 period compared to the 2019 period. If we or the industry experience unfavorable conditions during our 2021 fiscal year, the price we pay for corn and the availability of corn near our plant could be negatively impacted. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. However, our currently limited supply of working capital has raised substantial doubt about our ability to purchase enough corn, hedge our corn price risk, profitably operate our ethanol plant, and remain a going concern. See Notes to Consolidated Financial Statements, Note 2, Going Concern.

Natural Gas Procurement

The primary source of energy in our manufacturing process is natural gas. The cost of natural gas represented approximately 5.7% and 6.3% of our cost of sales for the years ended October 31, 2020 and 2019, respectively.

We do not anticipate any problems securing the natural gas we require to continue to operate our plant at capacity during our 2021 fiscal year or beyond. We have a facilities agreement with Northern Border Pipeline Company, which allows us to access an existing interstate natural gas pipeline located approximately 16 miles north from our plant. We also have entered into a firm natural gas transportation agreement with our indirectly wholly owned subsidiary, Agrinatural. Under the terms of the firm natural gas transportation agreement, Agrinatural will provide natural gas to the plant with a specified price per MMBTU for a term which ended on October 31, 2020, but which was automatically renewed to extend the term an additional five years.

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

Electricity

Our plant requires a continuous supply of electricity. We have an agreement in place to supply electricity to our plant. Our plant obtains its electricity from Federal Rural Electric. We generally do not anticipate any problems securing the electricity that we require to continue to operate our plant at capacity during our 2021 fiscal year or beyond.

Water

Our plant also requires a continuous supply of water, which we obtain pursuant to an industrial water supply agreement with the City of Heron Lake and Jackson County, Minnesota. We generally do not anticipate any problems securing the water that we require to continue to operate our plant at capacity during our 2021 fiscal year or beyond.

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

In order to mitigate our commodity and product price risks, we enter into hedging transactions, including forward corn, ethanol, distillers’ grains and natural gas contracts, in an attempt to partially offset the effects of price volatility for corn and ethanol.  However, we are not always presented with an opportunity to lock in a favorable margin and our plant’s profitability may be negatively impacted during periods of high grain prices. We also enter into over-the-counter and exchange-traded futures, swaps and option contracts for corn, ethanol and distillers’ grains, designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations. Because of our reduced amount of working capital, we terminated our corn price risk hedging contracts in January 2021. We presently have no significant hedging contracts or price risk protection in place to protect us against material changes in corn prices.

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

We have established a risk management committee which assists the board and our risk management manager to, among other things, establish appropriate policies and strategies for hedging and enterprise risk. We continually monitor and manage our commodity risk exposure and our hedging transactions as part of our overall risk management policy.  As a result, we may vary the amount of hedging or other risk mitigation strategies we undertake, and we may choose not to engage in hedging transactions.  Our ability to hedge is always subject to our liquidity and available capital. However, our currently limited supply of working capital has raised substantial doubt about our ability to hedge against our various

commodities price risks, profitably operate our ethanol plant, and remain a going concern.   See Notes to Consolidated Financial Statements, Note 2, Going Concern.

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

Competition

Ethanol Competition

We sell our ethanol in a highly competitive market. Ethanol is a commodity product where competition in the industry is predominantly based on price. On a national scale, we are in direct competition with numerous other ethanol producers. According to the Renewable Fuels Association (the “RFA”), there are approximately 210 biorefineries with a total nameplate capacity of approximately 17.6 billion gallons of ethanol per year, with an additional plant under expansion or construction with capacity to produce an additional 16 million gallons.

The following table identifies the top five largest ethanol producers in the U.S. along with their production capacities.

Nameplate Capacity
Company	(mmgy)
POET Biorefining	1,794
Valero Renewable Fuels	1,730
Archer Daniels Midland	1,716
Green Plains, Inc.	1,128
Flint Hills Resources LP	840
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

Larger ethanol producers may have an advantage over us from economies of scale and stronger negotiating positions with purchasers. Large producers own multiple ethanol plants and may have flexibility to run certain facilities while shutting or slowing down production at their other facilities. This added flexibility may allow these producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Additionally, our currently limited supply of working capital has raised substantial doubt about our ability to purchase the various inputs we require to operate our ethanol plant, which could decrease our competitiveness.

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

A majority of the U.S. ethanol plants, and therefore, the greatest number of gallons of ethanol production capacity, are concentrated in the corn-producing states of Iowa, Nebraska, Illinois, Indiana, Minnesota, South Dakota, Ohio, Wisconsin, Kansas, and North Dakota. According to the RFA, Minnesota is one of the top producers of ethanol in the U.S. with 19 ethanol plants producing an aggregate of approximately 1.4 billion gallons of ethanol per year. Therefore, we face increased regional and local competition because of the location of our ethanol plant.

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

Distillers’ grains are primarily used as an animal feed, competing with other feed formulations using corn and soybean meal. As a result, we believe that distillers’ grains prices are positively impacted by increases in corn and soybean prices. In fiscal year 2020, the U.S. ethanol industry increased exports of distillers’ grains. However, exports of distillers’ grains fell in 2019 as compared to 2018, and the 2020 export levels remain below pre-2018 levels. The decline in exports increases the domestic supply of distillers’ grains, which has a corresponding negative impact on the price of distillers’ grains as compared to a comparable volume of corn. Continued decreases in distillers’ grains exports could result in increased competition among ethanol producers for sales of distillers’ grains and could negatively impact distillers’ grains prices in the U.S.

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

The RFS sets the statutory RVO for corn-based ethanol at 15 billion gallons beginning in 2016 and each year thereafter through 2022. In May 2020, the EPA delivered its proposed rule to the White House Office of Management and Budget (“OMB”) to set 2021 RVOs. OMB is required to review the proposed rule before releasing it for public comment. The proposed 2021 RVOs are still undergoing OMB review, and therefore, the proposed rule has neither been released for public comment or finalized. As a result, the statutory November 30 deadline was not met. The EPA Administrator has stated that the COVID-19 pandemic resulted in significant delays and that the EPA is analyzing various factors in setting 2021 RVOs in light of the pandemic.

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

(1)Final EPA RFS RVOs for 2017 issued November 2016.

(2)Final EPA RFS RVOs for 2018 issued November 2017.

(3)Final EPA RFS RVOs for 2019 issued November 2018.

(4)Final EPA RFS RVOs for 2020 issued December 2019.

Ethanol production capacity exceeded the EPA’s 2018, 2019 and 2020 RVOs that could be satisfied by corn-based ethanol. Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future.” In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. The “reset” remains on the OMB agenda. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to of the EPA’s decision to reduce the total renewable fuel volume requirements for 2014-2016 through use of its “inadequate domestic supply” waiver authority.  On July 28, 2017, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of the petitioners, concluding that the EPA erred in its exercise of “inadequate domestic supply” waiver authority by considering demand-side constraints. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. In December 2019, the EPA announced that it is deferring action on this issue. While management believes the decision should benefit the ethanol industry overall by clarifying the EPA's waiver analysis is limited to consideration of supply-side factors only, no direct impact on the Company is expected from the decision.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the final rules for 2019 and 2020. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

There is growing availability of E85 for use in flexible fuel vehicles, however it is limited due to lacking infrastructure. In addition, the industry has been working to introduce E15 to the retail market since the EPA approved its use in vehicles model year 2001 and newer. However, widespread adoption of E15 has been hampered by regulatory and infrastructure hurdles in many states, as well as consumer acceptance. Additionally, sales of E15 may be limited because: (i) it is not approved for use in all vehicles; (ii) the EPA requires a label that management believes may discourage consumers from using E15; and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may have been required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This prevented E15 from being used during certain times of the year in various states. However, on May 30, 2019, the EPA issued a final rule which allows E15 to be sold year-round. In June 2019, the American Fuel and Petrochemical Manufacturers association filed a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the final rule. Additionally, in August 2019, the Small Retailers Coalition filed a lawsuit in the U.S. Court of Appeals for the District of Columbia seeking review of the final rule. These legal challenges remain pending, and there is no guarantee that the final rule will be upheld. Legal challenges could create uncertainty for retailers desiring to implement or expand sales of E15. Additionally, although the year-round E15 rule is now final, there is no guarantee that retailers will implement the sale of year-round E15, nor is there a guarantee that the rule will result in an increase of ethanol sales.

Obligated parties use renewable identification numbers (“RINs”) to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 17, 2020, the EPA released data on the number of waivers filed, which indicated that, as of December 17, 2020, 14 petitions for waivers for the 2020 compliance year have been received. For the 2019 compliance year, 32 petitions have been received. To date, all of the petitions received for both compliance years 2020 and 2019 remain pending. Further, some petitions remain pending from previous compliance years. Additionally, 44 petitions have been received by the EPA for the 2018 compliance year. To date, 31 petitions have been approved, which have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2020 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

On May 29, 2018, the National Corn Growers Association, National Farmers Union, and the RFA filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries. The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to provide that refineries are only eligible for relief if they have received uninterrupted, continuous extensions of the exemptions. Consistent with the ruling, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, HollyFrontier and Wynnewood Refining filed a petition in the U.S. Supreme Court in September 2020 seeking review of the January 2020 ruling. In January 2021, the Supreme Court agreed to hear the appeal. Oral arguments are expected to be scheduled in spring of 2021. The Supreme Court’s decision could result in the overturning of the EPA’s denial of certain small refinery exemption petitions. Such a decision could have sweeping negative effects on the ethanol industry and our profitability.

An EPA final rule released in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs.

Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. This final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

For the fiscal year ended October 31, 2018, we incurred costs and expenses of approximately $133,000 complying with environmental laws. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. For the fiscal year ended October 31, 2019, we incurred costs and expenses of approximately $88,000 complying with environmental laws. For the fiscal year ended October 31, 2020, we incurred costs and expenses of approximately $156,000 complying with environmental laws.

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

Exports to China have been negligible since the imposition of a 70% tariff in July 2018. It is unclear when the tariffs will be reduced, if ever, and therefore, this tariff is likely to continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Additionally, in December 2020, Brazil’s import quota exempting certain volumes of U.S. ethanol imports from a 20% tariff expired, which resulted in all imports of U.S. ethanol becoming subject to the 20% tariff. The import quota had already resulted in decreases of ethanol exported to Brazil, and the expiration of the import quota will likely result in further decreases. The tariff and/or import quota has had and likely will continue to have a negative impact on the export market demand and prices for ethanol produced in the United States.

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

Our currently limited supply of working capital has raised substantial doubt about our ability to attract and retain qualified and experienced personnel, profitably operate our ethanol plant, and remain a going concern. See Notes to Consolidated Financial Statements, Note 2, Going Concern.

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

Assets from our natural gas pipeline segment have represented approximately 21.3% and 22.1% of our consolidated total assets in the years ended October 31, 2020 and 2019, respectively. Agrinatural’s assets consist of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process.

Agrinatural’s revenues are generated through natural gas distribution fees and sales, including distribution fees paid by the Company pursuant to our firm natural gas transportation agreement with Agrinatural. Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.8% and 3.0% of our total consolidated revenues in the years ended October 31, 2020 and 2019, respectively. After accounting for intercompany eliminations for fees from the Company for natural gas transportation services, Agrinatural’s revenues represented 1.9% and 1.3% of our consolidated revenues for the fiscal years ended October 31, 2020 and 2019, respectively, and have little to no impact on the overall performance of the Company.

Financial Information about Geographic Areas

All of our operations are domiciled in the U.S., including those of Agrinatural, our majority owned subsidiary. All of the products sold to our customers for the fiscal years ended October 31, 2020 and 2019 were produced in the United States, and all of our long-lived assets are domiciled in the United States.

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

Risks Relating to Our Ethanol Production Operations

Management has determined there is substantial doubt that we will be able to continue in business over the next year.

The Company has suffered recurring operating and cash flow losses related to difficult market conditions and operating performance. The Company was out of compliance with certain debt covenants on October 31, 2020, for which a waiver was obtained from the lender. Subsequent to October 31, 2020, the Company had further instances of noncompliance with debt covenants and has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of all debt with the lender as current as of October 31, 2020. The Company has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the existence of substantial doubt about our ability to continue as a going concern and our inability to meet certain debt obligations may materially adversely affect our unit price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

We have debts that may come due as a result of our failure to comply with certain loan covenants, and because we lack sufficient funds to pay such debts, there is substantial doubt regarding our ability to continue as a going concern.

Our debt obligations create substantial doubt as to our ability to continue operating as a going concern. Difficult market conditions, partially due to the impact of the COVID-19 pandemic, have caused substantial operating losses, reduced cash flows and liquidity, and violations of certain of our debt covenants. As of October 31, 2020, we were out of compliance with a debt covenant that required us to maintain a minimum amount of working capital. Our lender issued a temporary waiver for that violation, but we have subsequently committed further violations of the debt covenants by failing to maintain adequate working capital. Unless we receive additional equity, or perhaps refinance our debt, we expect to continue to violate our working capital covenants. As a result of our violation of this debt covenant, our lender may have the ability to require our immediate repayment of the debt.

Additionally, in January 2021 we borrowed $5 million from our majority owner Granite Falls Energy, LLC, pursuant to the terms of a modified promissory note. The note generally requires repayment of the principal amount in

March 2023. However, if we violate our primary lender covenants, including the working capital covenant described above, we will be considered in default of the Granite Falls Energy, LLC, promissory note. Because there is a substantial risk we will violate our debt covenants with Cobank as the administrative agent with our lender Compeer, we may be found in default of our promissory note to Granite Falls Energy, LLC, and the $5 million debt may become due before we have adequate funds to repay the debt. In such event, our creditors would have a superior interest in the value of our assets than would our members, and their interest in the value in our assets would be superior to those of our members in the event we are forced to liquidate.

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

Management expects additional volatility for the price of ethanol in 2021. Ethanol production and demand are expected to increase slightly in 2021, but there is no guarantee that either projection will be accurate. While exports rose slightly in 2020, due to tariffs and international competition, exports have fallen overall in recent years, and it appears unlikely that the export market will significantly improve in 2021. U.S. gas demand decreased substantially year over year in 2020, due primarily to the COVID-19 pandemic. A continued or further decrease in demand for either gasoline or ethanol blends would adversely impact the price of ethanol, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Our industry has become increasingly dependent on export markets. The U.S. ethanol industry was bolstered during our 2020 fiscal year with exports of ethanol which increased demand for our ethanol. However, export levels still remain lower than previous years’ levels, and there is no guarantee that export levels will improve or remain steady. If producers and exporters of ethanol and distillers’ grains are subjected to trade barriers when selling products to foreign customers, such as the tariffs and quotas currently in effect, there may be a reduction in the price of these products in the

U.S. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

If U.S. producers cannot satisfy import requirements imposed by countries importing distillers’ grains, export demand could be significantly reduced as a result. If export demand of distillers’ grains is significantly reduced as a result, the price of distillers’ grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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

In addition, lack of this infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. In order for the ethanol industry to grow and expand into additional markets and for our ethanol to be sold in these new markets, there must be substantial development of infrastructure including:

●	additional rail capacity;
●	additional storage facilities for ethanol;
●	increases in truck fleets capable of transporting ethanol within localized markets;
●	expansion of refining and blending facilities to handle ethanol; and
●	growth in service stations equipped to handle ethanol fuels.

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

The global outbreak of the COVID-19 pandemic has had a negative impact on our revenues and operating results, which could worsen and/or continue for a significant period of time. This outbreak has resulted in disruptions and damage to our business, caused by the negative impact to our ability to obtain cost effective raw materials, supplies and component parts necessary to operate our ethanol, distillers’ grains, corn oil, or natural gas business, the negative impact on our ability to operate our facility should COVID-19 spread more broadly within Minnesota or the Midwest, thereby creating an increased risk of exposure to our workforce which cannot operate our facility remotely, and the negative impact to our ability to market and sell our products to markets which have slowed or shut down altogether. It is likely that effect such as these will continue to negatively impact our revenues, operating results, and business as a whole. Mitigation efforts have not and will not completely prevent our business from being adversely affected, and the longer the pandemic impacts supply and demand and the more broadly the pandemic spreads, it is more likely that the impact on our business, revenues and operating results will become increasingly negative.

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

We have a concentration of credit risk because we sell our primary product, ethanol, and its co-products, distillers’ grains and corn oil to three customers. Although we typically receive payments timely and within the terms of our marketing agreements with these customers, we continually monitor this credit risk exposure. These customers accounted for approximately 96.4% and 97.5% of revenue for the years ended October 31, 2020 and 2019, respectively, and approximately 81.2% and 98.1% of the outstanding accounts receivable balance at October 31, 2020 and 2019, respectively. The inability of a third party to pay our accounts receivable may cause us to experience losses and may adversely affect our liquidity and our ability to make our payments when due.

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

By statute, the RFS requires that 16.55 billion gallons be sold or dispensed in 2013, increasing to 36.0 billion gallons by 2022, but caps the amount of corn-based ethanol that can be used to meet the renewable fuels blending requirements at 15.0 billion gallons for 2015 and thereafter. The final 2021 RVOs have not yet been released. On December 19, 2019, the EPA announced final RVO requirements for the RFS for calendar year 2020. The corn-based biofuel requirement was set at 15.0 billion gallons, equating to the statutory requirement level as originally set by Congress when the RFS was enacted. However, the overall RVOs were set at 20.09 billion gallons for 2020, more than 20% below the overall statutory level of 30 billion gallons, due to decreases in the RVOs for cellulosic ethanol and advanced biofuels. The 2019 and 2018 standards were also more than 20% below the overall statutory level.

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

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. On December 17, 2020, the EPA released data on the number of waivers filed, which indicated that, as of December 17, 2020, 14 petitions for waivers for the 2020 compliance year have been received. For the 2019 compliance year, 32 petitions have been received. To date, all of the petitions received for both compliance years 2020 and 2019 remain pending. Further, some petitions remain pending from previous compliance years. Additionally, 44 petitions have been received by the EPA for the 2018 compliance year. To date, 31 petitions have been approved, which have exempted approximately 1.43 billion RINs, which is approximately 13.42 billion gallons of gasoline and diesel, from meeting the RFS blending targets. It is expected that additional petitions for waivers for the 2020 compliance year will be received by the EPA. It is also expected that the EPA will approve a significant number of these waiver petitions, thereby exempting a substantial number of gallons of gasoline and diesel from meeting the RFS blending targets. These exemptions decrease demand for our products, which negatively impacts ethanol prices and our profitability.

On May 29, 2018, the National Corn Growers Association, National Farmers Union, and the RFA filed a petition with the U.S. Court of Appeals for the 10th Circuit challenging the EPA’s grant of waivers to three specific refineries. The petitioners are asking the U.S. Court of Appeals for the 10th Circuit to reject the waivers granted to three refineries located in Wynnewood, Oklahoma, Cheyenne, Wyoming, and Woods Cross, Utah as an abuse of EPA authority. These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to provide that refineries are only eligible for relief if they have received uninterrupted, continuous extensions of the exemptions. Consistent with the ruling, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. However, HollyFrontier and Wynnewood Refining filed a petition in the U.S. Supreme Court in September 2020 seeking review of the January 2020 ruling. In January 2021, the Supreme Court agreed to hear the appeal. Oral arguments are expected to be scheduled in spring of 2021. The Supreme Court’s decision could result in the overturning of the EPA’s denial of certain small refinery exemption petitions. Such a decision could have sweeping negative effects on the ethanol industry and our profitability.

An EPA final rule released in December 2019 provides that EPA will project exempt volumes based on a three-year average of the relief recommended by the Department of Energy (“DOE”) for years 2016-2018, rather than based on actual exemptions granted. For the 2016 compliance year, the EPA said the DOE’s recommended relief was approximately 440 million RINs. The EPA, however, actually granted waivers for approximately 790 million RINs.

Similarly, the DOE’s 2017 compliance year recommendation was 1.02 billion RINs, as compared to the approximately 1.82 billion RINs granted waivers by the EPA. For the 2018 compliance year, the DOE recommended the EPA approve waivers for 840 million RINs, as compared to the approximately 1.43 billion RINs granted waivers by the EPA. The EPA’s final rule also announced its general policy approach with respect to small refinery waivers on a go-forward basis as consistent with DOE’s recommendations, where appropriate. This final rule fell short of the relief that was urged by ethanol producers. As a result, management expects that small refinery exemptions will continue to have a negative effect on demand for our products, ethanol prices, and our profitability.

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

As of February 16, 2021, Granite Falls Energy, LLC, through its wholly owned subsidiary, Project Viking, L.L.C., owns approximately 50.7% of our outstanding units. As a result, Granite Falls Energy can significantly influence our management and affairs and all matters requiring member approval, including the approval of significant corporate transactions.

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

Our indirectly wholly owned subsidiary’s, Agrinatural, property consists of 190 miles of distribution main pipelines and service pipelines, together with the associated easement and land rights, a town border station, meters and regulators, office and other equipment and construction in process. Agrinatural’s assets have represented 21.3% and 22.1% of our consolidated total assets in the years ended October 31, 2020 and 2019, respectively. All of Agrinatural’s real property and assets are subject to mortgages in favor of HLBE as security for loan obligations.

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

Quarter	Low Per Unit Price	High Per Unit Price	Total Units Traded
2019 1st	$0.80	$0.80	16,250
2019 2nd	$0.80	$0.80	11,000
2019 3rd	$0.50	$0.60	55,000
2019 4th	$0.70	$0.75	22,000
2020 1st	$0.60	$0.60	21,500
2020 2nd	N/A	N/A	—
2020 3rd	N/A	N/A	—
2020 4th	N/A	N/A	—

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

Issuer Repurchases of Equity Securities

We did not make any repurchases of our Class A or Class B units during fiscal year 2020.

Holders of Record

As of February 16, 2021, there were 62,932,107 Class A units outstanding held of record by 1,187 unit holders, and 15,000,000 Class B units outstanding held of record by one unit holder. There are no other classes of units outstanding. The determination of the number of members is based upon the number of record holders of the units as reflected in the Company’s internal unit records.

As of February 16, 2021, Granite Falls Energy, LLC owns an approximately 50.7% controlling interest in the Company through its wholly owned subsidiary, Project Viking, L.L.C. GFE is a related party by virtue of its ownership interest in us. As a result of its majority ownership, GFE has the right to appoint five (5) of the nine (9) governors to our board of governors under our member control agreement.

As of October 31, 2020, and February 16, 2021, there were no outstanding options or warrants to purchase, or securities convertible for or into, our units.

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

No additional distributions were either declared or paid in 2019 or 2020.

Our board of directors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Unregistered Sales of Equity Securities

The Company had no unregistered sales of securities in fiscal year 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this annual report, we had no “equity compensation plans” (including individual equity compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the fiscal year ended October 31, 2020. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

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

Before intercompany eliminations, revenues from our natural gas pipeline segment represented 3.8% and 3.0% of our total consolidated revenues in the years ended October 31, 2020 and 2019, respectively. After accounting for intercompany eliminations for fees paid by the Company for natural gas transportation services pursuant to our natural gas transportation agreement with Agrinatural, Agrinatural’s revenues represented 1.9% and 1.3% of our consolidated revenues for the fiscal years ended October 31, 2020 and 2019, respectively, and have little to no impact on the overall performance of the Company.

Plan of Operations For the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand, high industry inventory levels and other effects of the COVID-19 pandemic. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result of these losses, we have realized two adverse consequences. First, as corn prices increased in January 2021, we received margin calls on our corn futures positions on the Chicago Board of Trade. Because we did not have the cash to pay those margin calls, we exited those futures positions and have become unprotected against future price increases. Second, our available working capital and net worth have decreased. As such, we have fallen out of compliance with our loan covenants which requires us to maintain a minimum level of working capital and local net worth. As a result of this loan covenant violation we have reclassified the long-term portion of our bank term debt as a current liability since the bank would retain the right to take adverse action as a result of those violations. If we continue to experience unfavorable operating conditions in the future, we may either have to secure additional debt or equity sources from other sources or idle ethanol production altogether. If CoBank, as the administrative agent for our lender Compeer, seeks to enforce its security interests we may be faced with the prospects of either ceasing operations or seeking Chapter 11 “reorganization” bankruptcy protection.

If we can satisfy our creditors and remain operating, then over the next twelve months we will continue our focus on operational improvements at our plant. These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies.

In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure, as well as small capital projects, to improve operating efficiency.

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

For the fiscal year ended October 31, 2020 compared to fiscal year ended October 31, 2019, our average price per gallon of ethanol sold decreased approximately 4.0%. Ethanol prices were lower during the fiscal year ended October 31, 2020 due primarily to effects of the COVID-19 pandemic, which resulted in reduced demand and high inventory levels. Additionally, the increase in approved economic hardship exemptions has effectively lowered the RVOs by a significant number of gallons of domestic demand. If this trend continues, it may continue to negatively impact the U.S. ethanol market. Management believes that the ethanol outlook moving into fiscal year 2021 will remain relatively flat and our margins will remain tight due to higher corn prices and depressed gasoline demand.

In recent years, including fiscal year 2020 over fiscal year 2019, exports of ethanol have increased. Export demand for ethanol is less consistent compared to domestic demand which can lead to ethanol price volatility. During 2017, Brazil and China adopted import quotas and/or tariffs on the importation of ethanol, which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes since imposing a 70% tariff in 2018 until January 2021. On September 1, 2017, Brazil’s Chamber of Foreign Trade imposed a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons, per quarter. The tariff was renewed in September 2019, but the import quota was raised to 187.5 million liters, or 49.5 million gallons, per quarter. In December 2020, the import quota expired, thereby subjecting all Brazilian imports of U.S. ethanol to a 20% tariff. These tariffs have had and will likely continue to have a negative impact on the export market demand and prices for ethanol produced in the United States. Any decrease in U.S. ethanol exports could adversely impact the market price of ethanol unless domestic demand increases or additional foreign markets are developed.

Corn prices were slightly higher during our 2020 fiscal year compared to our 2019 fiscal year, due primarily to strong export demand during the 2020 period compared to the 2019 period. The latest estimates of supply and demand provided by the U.S. Department of Agriculture (“USDA”) estimate the 2019-2020 ending corn stocks at approximately 1.9 billion bushels, and project the 2020-2021 corn supply at approximately 16.5 billion bushels, which is more than the 2019-2020 supply, with corn consumption for ethanol and co-products slightly higher at approximately 5.1 billion bushels, suggesting higher corn prices into fiscal 2021. Beginning in December 2020, and carrying through January and into February 2021, China substantially increased its purchase of U.S. corn reducing U.S. inventories and increasing prices. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers’ grains outpaces rising corn prices.

Distillers’ grains prices decreased in 2020 over 2019 due to decreased supply as a result of decreased production. Top export markets include Mexico, Vietnam, Korea, Indonesia, Turkey, Thailand, and the European Union and United Kingdom. Of note, however, is that export demand from China, historically one of the largest importers of U.S. produced distillers grains, has significantly declined. In 2017, China imposed significant anti-dumping and anti-subsidy tariffs on distillers’ grains imported from the U.S., which resulted in significant declines in exports of U.S. distillers’ grains to China. The anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. The imposition of these duties has resulted in a significant decline in demand from this top importer requiring U.S. producers to seek out alternative markets.  While exports to China increased during fiscal year 2020 compared to fiscal year 2019, exports to China remain substantially below the pre-tariff export levels. There is no guarantee that distillers’ grains exports to China will return to pre-tariff levels.

On January 15, 2020, President Trump signed a “phase one” trade agreement with China. The agreement includes a commitment by China to purchase agricultural products over the next two years, including distillers’ grains. The agreement will also provide U.S. manufacturers of DDGS with a streamlined process for registration and licensing in order to facilitate U.S. exports to China. While this agreement appears positive for the industry, there is no guarantee that the agreement will be fully implemented, nor is there a guarantee that exports to China return to pre-tariff levels.

Additionally, exports of U.S. distillers’ grains to Vietnam had halted completely due to Vietnam’s imposition of stricter regulations in December 2016. In a statement issued September 1, 2017, the U.S. Grains Council announced that Vietnam is lifting its suspension of U.S. distillers’ grains imports and easing fumigation requirements. While exports to Vietnam have resumed, they remain substantially below the pre-2016 levels. There is no guarantee that distillers’ grains exports to Vietnam will return to such levels.

Management anticipates distillers’ grains prices will remain steady during our 2021 fiscal year, unless additional domestic demand, increased corn prices or other foreign markets develop. Domestic demand for distillers’ grains could be negatively affected if corn prices decline and end-users switch to lower priced alternatives.

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

Results of Operations for the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our audited consolidated statements of operations for the fiscal years ended October 31, 2020 and 2019 (amounts in thousands):

	2020		2019
Statement of Operations Data		%		%
Revenues	$76,030	100.0%	$106,827	100.0%
Cost of Goods Sold	84,998	111.8%	108,812	101.9%
Gross Loss	(8,968)	(11.8)%	(1,985)	(1.9)%
Operating Expenses	(5,402)	(7.1)%	(3,398)	(3.2)%
Operating Loss	(14,370)	(18.9)%	(5,383)	(5.1)%
Other Income, net	119	0.2%	205	0.2%
Net Loss	(14,251)	(18.7)%	(5,178)	(4.9)%
Less: Net Income Attributable to Non-controlling Interest	(68)	(0.1)%	(278)	(0.3)%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(14,319)	(18.8)%	$(5,456)	(5.2)%

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

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our audited consolidated statements of operations for the fiscal year ended October 31, 2020:

	Year Ended October 31, 2020
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$58,326	76.7%
Distillers' grains sales	12,693	16.7%
Corn oil sales	2,926	3.8%
Corn syrup sales	678	0.9%
Agrinatural revenues (net of intercompany eliminations)	1,407	1.9%
Total Revenues	$76,030	100.0%

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our consolidated statements of operations for the fiscal year ended October 31, 2019:

	Year Ended October 31, 2019
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$82,544	77.3%
Distillers' grains sales	18,214	17.1%
Corn oil sales	3,514	3.3%
Corn syrup sales	1,123	1.0%
Agrinatural revenues (net of intercompany eliminations)	1,432	1.3%
Total Revenues	$106,827	100.0%

Our total consolidated revenues decreased by approximately 28.8% for the fiscal year ended October 31, 2020, as compared to the fiscal year 2019 due to decreases in quantities sold of our ethanol, distillers’ grains and corn oil, in addition to decreases in the average net prices received for our ethanol, distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the fiscal years ended October 31, 2020 and 2019:

	Year Ended October 31, 2020		Year Ended October 31, 2019
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	48,239	$1.21	65,512	$1.26
Distillers' grains (tons)	111	$113.99	143	$127.32
Corn oil (pounds)	12,178	$0.24	14,251	$0.25

Ethanol

Total revenues from sales of ethanol decreased by approximately 29.3% for fiscal year 2020 compared to the fiscal year 2019 due primarily to an approximately 26.4% decrease in the volumes sold from period to period, coupled with an approximately 4.0% decrease in the average price per gallon we received for our ethanol. The decrease in price is primarily due to a decrease in demand for ethanol and significantly lower gasoline prices. The decrease in volume sold is primarily due to a decrease in volume produced during the 2020 period, which included the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed. Management anticipates higher ethanol production and sales during our 2021 fiscal year, as compared to our 2020 fiscal year.

We occasionally engage in hedging activities with respect to our ethanol sales. We recognize the gains or losses that result from the changes in the value of these derivative instruments in revenues as the changes occur. At October 31, 2020, we had fixed and basis contracts for forward ethanol sales for various delivery periods through December 2020 valued at approximately $12.4 million. Separately, ethanol derivative instruments resulted in a loss of approximately $131,000 for the fiscal year ended October 31, 2020, as compared to a gain of approximately $25,000 for the fiscal year ended October 31, 2019.

Distillers’ Grains

Total revenues from sales of distillers’ grains for our 2020 fiscal year decreased approximately 30.3% compared to fiscal year 2019. The decrease in distillers’ grains revenues is primarily attributable to an approximately 22.4% decrease in the tons of distillers’ grains sold from period to period, coupled with an approximately 10.5% decrease in the average price per ton we received for our distillers’ grains sold during fiscal year 2020 compared to fiscal year 2019.

The decrease in the market price of distillers’ grains is primarily due to decreased demand. Management anticipates that distillers’ grains prices will remain steady during our 2021 fiscal year unless export markets continue to shrink or production increases.

We produced and sold fewer tons of distillers’ grains during fiscal year 2020 as compared to 2019 due primarily to decreased ethanol production at the plant in the 2020 period, which included the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed. Management anticipates higher distillers’ grains production during our 2021 fiscal year, as compared to our 2020 fiscal year.

At October 31, 2020, we had forward contracts to sell approximately $5.4 million of distillers’ grains for delivery through March 2021.

Corn Oil

Separating the corn oil from our distillers’ grains decreases the total tons of distillers’ grains that we sell; however, our corn oil has a higher per ton value than our distillers’ grains. Total revenues from sales of corn oil decreased by approximately 16.7% for fiscal year 2020 compared to the fiscal year 2019. This decrease is attributable to an approximately 14.5% decrease in the number of pounds of corn oil sold from period to period, coupled with an approximately 4.0% decrease in the average price we received per pound of corn oil sold during fiscal year 2020 compared to fiscal year 2019.

Management attributes the decrease in corn oil sales during fiscal year 2020 as compared to 2019 primarily to decreased production at the plant in the 2020 period, which included the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed. Management anticipates higher corn oil production during our 2021 fiscal year, as compared to our 2020 fiscal year.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At October 31, 2020, we had forward corn oil sales contracts to sell approximately $633,000 for delivery through December 2020.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 21.9% for the fiscal year ended October 31, 2020, as compared to the fiscal year ended October 31, 2019. However, cost of goods sold, as a percentage of revenues, increased to approximately 111.8% for the fiscal year ended October 31, 2020, as compared to approximately 101.9% for the 2019 fiscal year due to the negative margin between the price of ethanol and the price of corn from period to period. Approximately 90% of our total costs of goods sold is attributable to ethanol production. As a result, the cost of goods sold per gallon of ethanol produced for the fiscal year ended October 31, 2020 was approximately $1.59 per gallon of ethanol sold compared to approximately $1.49 per gallon of ethanol produced for the fiscal year ended October 31, 2019.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, depreciation expense, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our audited consolidated statements of operations for the fiscal year ended October 31, 2020:

	Year Ended October 31, 2020
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$60,497	71.2%
Natural gas costs	4,826	5.7%
All other components of costs of goods sold	19,675	23.1%
Total Cost of Goods Sold	$84,998	100.0%

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

Corn Costs

Our cost of goods sold related to corn decreased approximately 24.9% for our 2020 fiscal year compared to our 2019 fiscal year, due to an approximately 25.5% decrease in the number of bushels of corn processed from period to period, which was partially offset by an approximately 0.8% increase in the average price per bushel paid for corn from period to period. The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for our 2020 fiscal year was approximately $0.06 less than the corn-ethanol price spread we experienced for fiscal year 2019.

For our fiscal years ended October 31, 2020 and 2019, we processed approximately 16.3 million and 21.9 million bushels of corn, respectively. This decrease is due largely to the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed. Our corn conversion efficiency decreased slightly during our 2020 fiscal year compared to 2019. Management anticipates a slight increase in corn consumption during our 2021 fiscal year provided that we can achieve operating margins that allow us to continue to operate the ethanol plant at similar levels.

The increase in our cost per bushel of corn was due primarily to strong export demand during the 2020 period compared to the 2019 period. Due to projected increased corn stocks and projected slightly increased demand, management anticipates that corn prices will remain higher during our 2021 fiscal year.

From time to time we enter into forward purchase contracts for our corn purchases. At October 31, 2020, we had forward corn purchase contracts for approximately 2,462,000 bushels for deliveries through July 2022. Comparatively, at October 31, 2019, we had forward corn purchase contracts for approximately 740,000 bushels for deliveries through December 2021.

Our corn derivative positions resulted in a loss of approximately $1.1 million for the fiscal year ended October 31, 2020, which increased cost of goods sold, and a gain of approximately $351,000 for the fiscal year ended October 31, 2019, which decreased cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged. In January 2021, we sold out of all of derivative instruments which had helped hedge our future price risk in corn due to our limited working capital resulting from operating and investment losses accruing in 2020.

Natural Gas Costs

For our 2020 fiscal year, we experienced a decrease of approximately 29.2% in our overall natural gas costs compared to our 2019 fiscal year. This decrease is due largely to the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed. In recent years, there has been an increase in cost of natural gas, primarily as a result of an increase in the average price per MMBTU of natural gas due to increased domestic and export demand. Management also anticipates higher natural gas prices as we move through the winter months due to the typical seasonal natural gas cost increases experienced during the winter months.

Operating Expense

Operating expenses include wages, salaries and benefits of administrative employees at the plant, insurance, professional fees, property taxes and similar costs. Operating expenses as a percentage of revenues rose to 7.1% of revenues for our fiscal year ended October 31, 2020, compared to 3.2% of revenues for our fiscal year ended October 31, 2019. This increase is due primarily to lower revenues and the recognition of an approximately $1.8 million loss on the disposal of assets in the 2020 period.

Our efforts to optimize efficiencies and maximize production may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady into and throughout our 2021 fiscal year.

Operating Loss

For our fiscal year ended October 31, 2020, we reported operating loss of approximately $14.4 million, compared to operating loss of approximately $5.4 million for our fiscal year ended October 31, 2019. This increase in operating loss resulted largely from increased prices for corn relative to the price of ethanol and negative operating margin, largely due to losses on disposal of assets of approximately $1.8 million and change in fair value of commodity derivative instruments of approximately $1.2 million, and losses resulting from the plant being idled from March 2020 through May 2020 due to effects of the COVID-19 pandemic and experiencing operational issues with our boiler after production resumed.

Other Income, Net

We had net other income of approximately $119,000 during fiscal year 2020, compared to net other income of approximately $205,000 for fiscal year 2019.  We had less other income during fiscal year 2020 compared to fiscal year 2019 primarily due to increased interest expense.

Changes in Financial Condition at October 31, 2020 and 2019

The following table highlights the changes in our financial condition from our audited consolidated balance sheet for the periods presented (amounts in thousands):

	October 31, 2020	October 31, 2019
Current Assets	$13,268	$16,266
Total Assets	$63,080	$56,596
Current Liabilities	$21,116	$6,144
Long-Term Debt, less current portion	$296	$300
Operating Leases, long-term liabilities	$7,947	—
Other Long-Term Liabilities	$597	$551
Members' Equity attributable to Heron Lake BioEnergy, LLC	$33,125	$47,599
Non-Controlling Interest	$—	$2,002

The approximate $6.5 million increase in total assets was primarily driven by the recognition of operating lease right of use asset of approximately $9.3 million and an increase in property and equipment of approximately $780,000, which was partially offset by the decrease of current assets of approximately $3.0 million and other long-term assets of approximately $589,000. The decrease in current assets was primarily driven by a decrease in our cash of approximately $1.3 million and accounts receivable of approximately $3.3 million, partially offset by an increase in restricted cash of approximately $461,000 and inventory of approximately $788,000.

Current liabilities at October 31, 2020 increased by approximately $15.0 million compared to October 31, 2019. This increase includes increases of current maturities of long-term debt by approximately $11.2 million, checks drawn in excess of bank balance by approximately $693,000, accounts payable by approximately $1.5 million, and the recognition of short-term operating lease liabilities of approximately $1.3 million at October 31, 2020 compared to October 31, 2019. The increase in current maturities was primarily due to the aforementioned reclassification as further described in Note 2 of our financial statements.

Our other long-term liabilities increased by approximately $46,000 at October 31, 2020 compared to October 31, 2019. The increase is due to rail car rehabilitation costs recorded for fiscal year 2020.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased approximately $14.5 million at October 31, 2020 compared to October 31, 2019. This decrease was due primarily to approximately $14.3 million in net loss attributable to HLBE. Non-controlling interest decreased approximately $2.0 million due to acquisition of the non-controlling interest in fiscal year 2020, which was directly related to recognition of the then-27.0% non-controlling interest in Agrinatural, LLC.

Liquidity and Capital Resources

Our working capital is significantly impaired. Losses arising in fiscal 2020 and continuing into fiscal 2021 have reduced our available cash and utilized much of our available operating credit. Our principal sources of liquidity consist of cash provided by operations, cash on hand, and available borrowings under our credit facility with Compeer. Our principal uses of cash are to pay operating expenses of the plant, to make debt service payments on our long-term debt, and to make distribution payments to our members. Ordinarily, we would expect to use cash generated by continuing operations, our revolving term loan, and our loan with GFE to fund our operations for the next twelve months. However, to remain an operating company, we will have to secure additional debt or equity sources to meet our loan covenants or idle ethanol production altogether. There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of our assets. If that were to happen, then we may be faced with the prospects of either ceasing operations or seeking Chapter 11 “reorganization” bankruptcy protection.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next twelve months. For our 2021 fiscal year, we anticipate completion of several small capital projects and to maintain current plant infrastructure and improve operating efficiency.

Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require additional capital to supplement cash generated from operations and available for borrowing under our revolving term loan.

Year Ended October 31, 2020 Compared to Year Ended October 31, 2019

The following table summarizes cash flows for the fiscal years presented (amounts in thousands):

	Fiscal Year Ended October 31,
	2020	2019
Net cash used in operating activities	$(4,824)	$(420)
Net cash used in investing activities	$(5,826)	$(432)
Net cash provided by (used in) financing activities	$9,846	$(550)
Net decrease in cash and restricted cash	$(803)	$(1,402)

Operating Cash Flows

During the fiscal year ended October 31, 2020, net cash used in operating activities increased by approximately $4.4 million compared to the fiscal year ended October 31, 2019. The increase resulted largely from an approximately $9.1 million increase in our net loss in the current year, offset by non-cash charge in fiscal year 2020 for loss on disposal of assets of approximately $1.8 million, and mitigated by increases of approximately $1.3 million from period to period in various working capital items. Net loss increased for fiscal year 2020 due to decreased revenues and higher costs of goods sold as a percentage of revenues.

Investing Cash Flows

During the fiscal year ended October 31, 2020, net cash used in investing activities increased by approximately $5.4 million due primarily to increased capital expenditures for grain storage of approximately $3.0 million and the new boiler of approximately $2.8 million compared to the fiscal year ended October 31, 2019. In addition, approximately $2.1 million of accounts payable at October 31, 2020 includes payables for capital expenditures incurred during the fiscal year ended October 31, 2020.

Financing Cash Flows

Our financing activities provided us with approximately $9.8 million for the fiscal year ended October 31, 2020, compared to the approximately $550,000 we used for financing activities for the fiscal year ended October 31, 2019. During the fiscal year ended October 31, 2020, we had net proceeds from long-term debt of approximately $10.3 million. These increases were offset by the $2.0 million we used to acquire non-controlling interest in fiscal year 2020. For the same period of 2019, we used cash to make payments of approximately $325,000 on our long-term debt and $225,000 to acquire non-controlling interest. Additionally, in fiscal year 2020, we received proceeds from our Paycheck Protection Program loan of approximately $596,000.

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million. Final payment of amounts borrowed under our amended revolving term loan was due December 1, 2021. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.10% above the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which was 3.24% at October 31, 2020.

We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2019 was $4.0 million.

Under the terms of the seasonal revolving loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $4.0 million until its maturing. Amounts borrowed under the seasonal revolving loan bear interest at a variable weekly rate equal to 2.85% above the LIBOR Index rate, which was 2.99% at October 31, 2020.

The Company also agreed to pay an unused commitment fee on the unused portion of the seasonal revolving loan commitment at the rate of 0.250% per annum.

The aggregate principal amount available to the Company for borrowing under the seasonal revolving loan at October 31, 2019 was $4.0 million.

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

In October 2019, the Company had an event of non-compliance related to the debt service coverage ratio as defined in the 2018 Credit Facility. In December 2019, the Company received a waiver from its lender waiving this event of noncompliance. Subsequent to October 31, 2020, HLBE had further events of non-compliance and has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next 12 months.

2020 Credit Facility with Compeer

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020. The loans are secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the current portion of leases are excluded from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. The Company has obtained a waiver from its lender for this event of non-compliance. As of and for the fiscal year ended October 31, 2020, HLBE had events of non-compliance with respect to our working capital covenant our debt service coverage ratio. HLBE has obtained a waiver from its lender for the non-compliance events. Subsequent to October 31, 2020, HLBE had further events of non-compliance and has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next 12 months.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank. As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended and restated revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under amended revolving term loan is due December 1, 2022. Interest on the amended and restated revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month LIBOR Index rate, which was 3.51% at October 31, 2020. We agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

The aggregate principal amount available to the Company for borrowing under the revolving term loan at October 31, 2020 was $5.1 million.

Single Advance Term Note

In June 2020, we entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on the revolving term note. The interest rate is fixed at 3.80%. Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025. The note is secured as provided in the 2020 Credit Facility.

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears. The revolving promissory note is subject to the 2020 Credit Facility.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% over a period of two years, with principal repayment installments in May 2021 with a final installment in May 2022.

Negotiable Promissory Note

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%. The note is due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.

In January 2021, we borrowed the $5,000,000 on the promissory note. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023. However, should there be future violations of the Compeer loan covenants, those violations would also be considered a default on this promissory note.

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

As of October 31, 2020 and 2019, there was a total of approximately $301,000 and $634,000 in outstanding water revenue bonds, respectively. We classify our obligations under these bonds as assessments payable. The interest rates on the bonds range from 0.50% to 8.73%. Final payment on the water revenue bonds is due October 2021.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Original Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.1 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Original Agrinatural Credit Facility.

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

Upon the passage of the May 1, 2019 maturity date, Agrinatural went into default on the Additional Agrinatural Credit Facility. As noted, we have a security interest in all of Agrinatural’s assets. No interruption in the service of natural gas to our ethanol production facility occurred as a result of the default. The balance of this loan was approximately $1.5 million at October 31, 2019. Subsequent to the closing of HLBE’s indirect acquisition of Agrinatural’s non-controlling interest in December 2019, the parties agreed to forgive the debt related to the Additional Agrinatural Credit Facility.

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

The Company has adopted authoritative guidance related to “Derivatives and Hedging,” and has included the required enhanced quantitative and qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. See further discussion in Note 7 to our consolidated financial statements.

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

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2020 and 2019 to be approximately $597,000 and $551,000, respectively. During the years ended October 31, 2020 and 2019, the Company has recorded an expense in cost of goods totaling approximately $85,000 and $551,000, respectively. The Company accrues the estimated cost of railcar damages over the term of the lease as the damages are incurred.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Governors and Members of

Heron Lake BioEnergy, LLC and Subsidiaries

Heron Lake, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heron Lake BioEnergy, LLC and Subsidiaries (the Company) as of October 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating and cash flow losses and has certain debt agreements which require compliance with financial covenants. Difficult market conditions, partially due to the impact of the COVID 19 pandemic, are expected to continue to have a material adverse effect on the Company’s operating results, cash flows and liquidity, including compliance with future debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Minneapolis, Minnesota

February 16, 2021

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31, 2020	October 31, 2019
ASSETS
Current Assets
Cash	$3,276,301	$4,541,295
Restricted cash	514,050	52,516
Accounts receivable	1,616,489	4,891,249
Inventory	7,063,675	6,276,258
Commodity derivative instruments	15,150	95,823
Prepaid expenses and other current assets	782,280	408,325
Total current assets	13,267,945	16,265,466

Property and Equipment, net	40,187,733	39,408,195

Operating lease right of use assets	9,291,249	—

Other assets	333,254	922,254

Total Assets	$63,080,181	$56,595,915

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$11,492,059	$333,977
Checks drawn in excess of bank balances	692,984	—
Accounts payable	6,916,045	5,386,618
Commodity derivative instruments	173,928	—
Accrued expenses	496,513	423,266
Operating lease, current liabilities	1,344,258	—
Total current liabilities	21,115,787	6,143,861

Long-Term Debt, less current portion	295,611	300,203

Operating Lease, long-term liabilities	7,946,991	—

Other Long-Term Liabilities	596,924	551,000

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at October 31, 2020 and October 31, 2019	33,124,868	47,599,276
Non-controlling interest	—	2,001,575
Total members' equity	33,124,868	49,600,851

Total Liabilities and Members' Equity	$63,080,181	$56,595,915

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Operations

	Fiscal Year Ended October 31,
	2020	2019
Revenues	$76,029,841	$106,827,445

Cost of Goods Sold	84,998,010	108,812,379

Gross Loss	(8,968,169)	(1,984,934)

Operating Expenses	(5,401,600)	(3,397,611)

Operating Loss	(14,369,769)	(5,382,545)

Other Income (Expense):
Interest income	13,947	77,654
Interest expense	(253,639)	(98,815)
Other income, net	358,478	225,872
Total other income, net	118,786	204,711

Net Loss	(14,250,983)	(5,177,834)

Less: Net Income Attributable to Non-controlling Interest	(67,827)	(277,736)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(14,318,810)	$(5,455,570)

Weighted Average Units Outstanding—Basic and Diluted (Class A and B)	77,932,107	77,932,107

Net Loss Per Unit Attributable to Heron Lake BioEnergy, LLC—Basic and Diluted (Class A and B)	$(0.18)	$(0.07)

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Members’ Equity

			Members'
			Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2018	62,932,107	15,000,000	$53,054,846	$1,723,839	$54,778,685

Net income attributable to non-controlling interest	—	—	—	277,736	277,736
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(5,455,570)	—	(5,455,570)

Balance—October 31, 2019	62,932,107	15,000,000	47,599,276	2,001,575	49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(14,318,810)	—	(14,318,810)

Balance—October 31, 2020	62,932,107	15,000,000	$33,124,868	$—	$33,124,868

Notes to Consolidated Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Fiscal Year Ended October 31,
	2020	2019
Cash Flow From Operating Activities:
Net loss	$(14,250,983)	$(5,177,834)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,228,078	5,253,479
Loss on disposal of assets	1,833,928	4,864
Change in fair value of commodity derivative instruments	1,200,066	(375,216)
Change in operating assets and liabilities:
Accounts receivable	3,274,760	(938,562)
Inventory	(787,417)	122,428
Commodity derivative instruments	(945,465)	679,851
Prepaid expenses and other current assets	(9,955)	(15,345)
Accounts payable	(486,012)	(103,915)
Accrued expenses	73,247	(420,609)
Accrued railcar rehabilitation costs	45,924	551,000
Net cash used in operating activities	(4,823,829)	(419,859)

Cash Flows from Investing Activities:
Capital expenditures	(5,826,105)	(432,291)
Net cash used in investing activities	(5,826,105)	(432,291)

Cash Flows from Financing Activities:
Proceeds from long-term debt	66,305,585	—
Payments on long-term debt	(55,747,788)	(325,021)
Checks drawn in excess of bank balance	692,984	—
Proceeds from Paycheck Protection Program loan	595,693	—
Acquisition of non-controlling interest	(2,000,000)	(225,000)
Net cash provided by (used in) financing activities	9,846,474	(550,021)

Net decrease in Cash and Restricted Cash	(803,460)	(1,402,171)

Cash and Restricted Cash—Beginning of Period	4,593,811	5,995,982

Cash and Restricted Cash—End of Period	$3,790,351	$4,593,811

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$3,276,301	$4,541,295
Restricted Cash - Balance Sheet	514,050	52,516
Cash and Restricted Cash	$3,790,351	$4,593,811

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$181,849	$98,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$2,140,625	$125,186

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

Heron Lake BioEnergy, LLC’s wholly owned subsidiary, HLBE Pipeline Company, LLC (“HLBE Pipeline Company”), is the sole owner of Agrinatural Gas, LLC (“Agrinatural”). Agrinatural operates a natural gas pipeline that provides natural gas to Heron Lake BioEnergy, LLC’s ethanol production facility and other customers through a connection with natural gas pipeline facilities of Northern Border Pipeline Company in Cottonwood County, Minnesota. Beginning as of December 11, 2019, HLBE holds a 100% interest in Agrinatural. At October 31, 2019, HLBE held a 73% interest in Agrinatural.

Principles of Consolidation

The consolidated financial statements include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, “the Company”). Given the Company’s control over the operations of Agrinatural and its majority voting interest, the Company consolidates the financial statements of Agrinatural with its consolidated financial statements, with the equity and earnings attributed to the remaining 27% non-controlling interest identified separately in the accompanying consolidated balance sheets and statements of operations through December 11, 2019 when the remaining non-controlling interest was acquired. All significant intercompany balances and transactions are eliminated in consolidation.

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

Non-controlling Interest

Amounts recorded as non-controlling interest on the October 31, 2019 consolidated balance sheet relates to the net investment by an unrelated party in Agrinatural through December 11, 2019 when the remaining non-controlling interest was acquired.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

transportation specified in the contract, at the transaction price established in the contract, net of commissions, fees, and freight. We sell each of the products via different marketing channels as described below.

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company’s ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company’s scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between Gavilon and the Company. Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Distillers corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight and fees.

●	Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

Cost of Goods Sold

The primary components of cost of goods sold for the production of ethanol and related co-products are corn, energy, raw materials, overhead, depreciation, railcar rehabilitation costs, and direct labor.

Operating Expenses

The primary components of operating expenses are salaries and expenses for administrative employees, professional fees, board of governor expenses, loss on disposal of assets and property taxes.

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

Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

written off. The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance was not necessary at October 31, 2020 or 2019. It is at least possible this estimate will change in the future.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Depreciable useful lives are as follows:

Land improvements	15 Years
Plant building and equipment	7-40 Years
Vehicles and other equipment	5-7 Years
Office buildings and equipment	3-40 Years

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When determining impairment losses, a long lived asset should be grouped with other assets or liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets or liabilities. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment expense was recorded during fiscal 2020 or 2019.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●	Level 2 inputs include:
1.	Quoted prices in active markets for similar assets or liabilities.
2.	Quoted prices in markets that are observable for the asset or liability either directly or indirectly, for substantially the full term of the asset or liability.
3.	Inputs that derived primarily from or corroborated by observable market date by correlation or other means.

●	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended October 31, 2020 or 2019 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

The Company had no significant uncertain tax positions as of October 31, 2020 or 2019 that would require disclosure, primarily due to the partnership tax status. The Company recognizes and measures tax benefits when realization of the benefits is uncertain under a two-step approach. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. Primarily due to the Company’s tax status as a partnership, the adoption of this guidance had no material impact on the Company’s financial condition or results of operations.

The Company files income tax returns in the U.S. federal and Minnesota state jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2017.

Net Income (Loss) per Unit

Basic net income (loss) per unit is computed by dividing net income by the weighted average number of members’ units outstanding during the period. Diluted net income or loss per unit is computed by dividing net income by the weighted average number of members’ units and members’ unit equivalents outstanding during the period.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued new guidance on accounting for leases under Accounting Standards Codification 842 (ASC 842). Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. Lease expense under the new guidance is substantially the same as prior to the adoption. See Note 11 for further information.

2. GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating and cash flow losses related to difficult market conditions and operating performance. The Company was out of compliance with certain debt covenants on October 31, 2020, for which a waiver was obtained from the lender. Subsequent to October 31, 2020, the Company had further instances of noncompliance with debt covenants and has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of all debt with the lender as current as of October 31, 2020. The Company has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. The Company intends to source other capital sources, which may include re-negotiating their debt agreements and terms. At this time, there are no commitments to do so and we may not be successful in doing so.

3. RISKS AND UNCERTAINTIES

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2019 and 2020 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which are compounded by the recent impact of the novel coronavirus (“COVID-19”), resulted in and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to the low margin environment, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020 and continues to monitor COVID-19 developments in order to determine whether further adjustments to production are warranted.

Additionally, supply and demand for ethanol are impacted by federal and state legislation and regulation, most significantly the Renewable Fuels Standard (“RFS”), and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business,

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

results of operations and financial condition, and the ability to operate at a profit. In May 2020, the EPA delivered its proposed rule to the White House Office of Management and Budget (“OMB”) to set 2021 RVOs. OMB is required to review the proposed rule before releasing it for public comment. The proposed 2021 RVOs are still undergoing OMB review, and therefore, the proposed rule has neither been released for public comment or finalized. As a result, the statutory November 30 deadline was not met. The EPA Administrator has stated that the COVID-19 pandemic resulted in significant delays and that the EPA is analyzing various factors in setting 2021 RVOs in light of the pandemic.

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

Current ethanol production capacity exceeds the EPA’s 2019 and 2020 RVOs that can be satisfied by corn-based ethanol. According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. In October 2018, the Office of Management and Budget announced that the 20% thresholds “have been met or are expected to be met in the near future In May 2019, the EPA delivered a proposed RFS “reset” rule to the Office of Management and Budget. The “reset” remains on the OMB agenda. If the statutory RVOs are reduced as a result of such reset, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Additionally, opponents of ethanol such as large oil companies will likely continue their efforts to repeal or reduce the RFS through lawsuits or lobbying of Congress. Successful reduction or repeal of the blending requirements of the RFS could result in a significant decrease in ethanol demand.

4. REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the fiscal year ended October 31, 2020:

	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$58,326,265	$—	$58,326,265
Distillers’ Grains	12,692,196	—	12,692,196
Corn Oil	2,925,808	—	2,925,808
Other	678,226	—	678,226
Natural Gas	—	1,407,346	1,407,346
Total Revenues	$74,622,495	$1,407,346	$76,029,841

	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$82,544,145	$—	$82,544,145
Distillers’ Grains	18,214,512	—	18,214,512
Corn Oil	3,513,679	—	3,513,679
Other	1,123,217	—	1,123,217
Natural Gas	—	1,431,892	1,431,892
Total Revenues	$105,395,553	$1,431,892	$106,827,445

Payment Terms

The Company has contractual payment terms with each respective marketer that sells ethanol, distillers’ grains and corn oil. These terms are 10 calendar days after the transfer of control date. The Company has contractual payment terms with the natural gas customers of 20 days.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Shipping and Handling Costs

Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of goods sold. Accordingly, amounts billed to customers for such costs are included as a component of revenue.

5. FAIR VALUE MEASUREMENTS

The Company follows accounting guidance related to fair value disclosures.  For the Company, this guidance applies to certain derivative investments.  The authoritative guidance also clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair measurements.

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices	Significant Other	Significant
	Consolidated Balance Sheet		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets:		Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$15,150	$15,150	$15,150	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$173,928	$173,928	$173,928	$—	$—
Accounts payable (1)	$553,248	$553,248	—	$553,248	—

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at October 31, 2019:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$20,060	$20,060	$20,060	$—	$—
Commodity Derivative instruments - Ethanol	$75,763	$75,763	$75,763	$—	$—

(1)

Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

We determine the fair value of commodity derivative instruments by obtaining fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Board of Trade market and New York Mercantile Exchange. We determine the fair value of level 2 accounts payable based on nearby futures values, plus or minus nearby basis.

6. CONCENTRATIONS

The Company sold all of the ethanol, distillers’ grains, and corn oil produced at its plant to three customers under marketing agreements during the fiscal years ended October 31, 2020 and 2019.

The percentage of total revenues attributable to each of the Company’s three major customers for the fiscal years ended October 31, 2020 and 2019 were as follows:

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	76.7%	77.3%
Gavilon Ingredients, LLC - Distillers' Grains	15.9%	16.9%
RPMG, Inc. - Corn Oil	3.8%	3.3%

The percentage of total accounts receivable attributable to each of the Company’s three major customers at October 31, 2020 and 2019 were as follows:

	October 31, 2020	October 31, 2019
Eco-Energy, Inc. - Ethanol	54.8%	80.0%
Gavilon Ingredients, LLC - Distillers' Grains	20.0%	15.3%
RPMG, Inc. - Corn Oil	6.4%	2.8%

7. INVENTORY

Inventory consists of the following at October 31:

	2020	2019
Raw materials	$2,440,997	$932,503
Work in process	713,037	732,243
Finished goods	2,677,095	3,157,429
Supplies	1,232,546	1,454,083
Totals	$7,063,675	$6,276,258

The Company performs a lower cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $204,000 for the fiscal year ended October 31, 2020. The Company recorded a loss on ethanol and corn inventories, as a component of cost of goods sold, of approximately $537,000 and $47,000 for the fiscal year ended October 31, 2019, respectively.

8. DERIVATIVE INSTRUMENTS

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

As of October 31, 2020, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 2,095,000 bushels, comprised of long corn futures positions on 325,000 bushels that were entered into to hedge forecasted ethanol sales through March 2021, and short corn futures positions on 1,770,000 bushels that were entered into to hedge forecasted corn purchases through July 2022 and are directly related to corn forward contracts. Additionally, there are corn options positions of 1,380,000 bushels through March 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of October 31, 2020, the Company had approximately $514,000 in cash collateral (restricted cash) related to derivates held by a broker.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides detail regarding the Company’s derivative financial instruments at October 31, 2020, none of which were designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$173,928
Ethanol contracts	Commodity derivative instruments	15,150	—
Totals		$15,150	$173,928

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

As of October 31, 2019, the Company had approximately $52,000 in cash collateral (restricted cash) related to derivatives held by a broker.

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

The following table provides details regarding the gains (losses) from the Company’s derivative instruments in its consolidated statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of
	Operations Location	2020	2019
Corn contracts	Cost of goods sold	$(1,069,393)	$350,624
Ethanol contracts	Revenues	(130,673)	24,592
Total gain (loss)		$(1,200,066)	$375,216

9. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	October 31, 2020	October 31, 2019
Land and improvements	$9,111,838	$9,111,838
Plant buildings and equipment	88,879,395	88,708,522
Vehicles	700,959	700,959
Office buildings	735,864	735,864
Construction in progress	4,680,716	58,319
	104,108,772	99,315,502
Less: accumulated depreciation	(63,921,039)	(59,907,307)
Net property and equipment	$40,187,733	$39,408,195

Depreciation expense totaled approximately $5,228,000 and $5,246,000 during the fiscal years ended October 31, 2020 and 2019, respectively.

In July 2020, the Company experienced major issues with its boiler, which negatively impacted production. The Company operated with temporary boilers from August 2020 through part of January 2021. The Company determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. On September 2, 2020, the Company received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, the Company abandoned the failing boiler at that time. The Company recorded the loss on

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

disposal as a component of operating expenses during the fourth fiscal quarter of the fiscal year ended October 31, 2020 of approximately $1.8 million. The new boiler was placed in service in January 2021 at an estimated cost of approximately $5.2 million.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10. DEBT FACILITIES

Long-term debt consists of the following:

	October 31, 2020	October 31, 2019
Amended revolving term note payable to lending institution, see terms below.	$7,891,426	$—
Single advance term note payable to lending institution, see terms below.	3,000,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other assets that are held on deposit to be applied with the final payments of the assessment.	300,551	634,180
SBA Paycheck Protection Program Loan	595,693	—
Totals	11,787,670	634,180
Less amounts due within one year	11,492,059	333,977
Net long-term debt	$295,611	$300,203

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with an $8,000,000 principal commitment, which was increased to a $13,000,000 principal commitment in June 2020. This loan replaces the amended revolving term note and seasonal revolving loan made under the 2018 Credit Facility. The loan is secured by substantially all of HLBE’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility.  During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the amendment excludes current portion of leases from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. In May 2020, HLBE had an event of non-compliance related to the minimum working capital requirement as defined in the 2020 Credit Facility. The Company has obtained a waiver from its lender for this event of non-compliance. For the fiscal year ended October 31, 2020, HLBE had events of non-compliance related to the working capital covenant and the debt service coverage ratio. HLBE has obtained a waiver from its lender for the non-compliance events.

Subsequent to October 31, 2020, HLBE had further events of non-compliance and has forecasted that it is probable that there will be future instances of non-compliance with debt covenants within the next twelve months. As a result, approximately $10,300,000 of long term debt has been reclassified as current maturities.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility.  The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, HLBE may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.51% at October 31, 2020.

HLBE also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Single Advance Term Note

In June 2020, HLBE entered into a single advance term note with a $3,000,000 principal commitment, with the purpose to finance the construction of a new grain bin and provide principal reduction on the Revolving Term Note. The interest rate is fixed at 3.80%. Principal with interest is to be paid in 10 consecutive, semi-annual installments, with the first installment due on December 20, 2020 and the last installment due on June 20, 2025. The note is secured as provided in the 2020 Credit Facility.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, HLBE received a loan in the amount of $595,693 through the Paycheck Protection Program. Management expects that the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% over a period of two years, with principal repayment installments in May 2021 with a final installment in May 2022.

Negotiable Promissory Note

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations of the Compeer loan covenants, those violations would also be considered a default on this promissory note.

Short Term Revolving Promissory Note

In February 2021, HLBE entered into a revolving promissory note with its lender in order to finance the operating needs of HLBE. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, HLBE may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, HLBE agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears.

Estimated annual maturities of long-term debt at October 31, 2020 are as follows based on the most recent debt agreements:

2021	$11,492,059
2022	295,611
Total debt	$11,787,670

11. MEMBERS’ EQUITY

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

12. LEASES

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

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended October 31, 2020, the Company’s weighted average discount rate was 4.87%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the fiscal year ended October 31, 2020, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of October 31, 2020:

Twelve Months Ended October 31,
2021	$1,767,000
2022	1,767,000
2023	1,767,000
2024	1,669,500
2025	1,650,000
Thereafter	2,162,500
Totals	10,783,000
Less: Amount representing interest	1,491,751
Lease liabilities	$9,291,249

Lease expense for the Company’s leases was approximately $2,331,000 and $2,374,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13. INCOME TAXES

The differences between consolidated financial statement basis and tax basis of assets and liabilities are estimated as follows at October 31:

	2020	2019
Consolidated financial statement basis of assets	$63,080,181	$56,595,915
Plus: Organization and start-up costs capitalized for tax purposes, net	355,152	502,566
Less: Unrealized gains on commodity derivative instruments	(15,150)	(95,823)
Less: Accumulated tax depreciation and amortization greater than financial statement basis	(56,055,250)	(56,386,730)
Book to tax operating lease right of use assets	(9,291,249)	—
Plus: Impairment charge	27,844,579	27,844,579
Income tax basis of assets	$25,918,263	$28,460,507

Financial Statement basis of liabilities	$29,955,313	$6,995,064
Accrued rail car maintenance	(596,924)	(551,000)
Book to tax operating lease liabilities	(9,291,249)	—
Other Accruals	(176,828)	(183,891)
Income tax basis of liabilities	$19,890,312	$6,260,173

14. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan available to all of its qualified employees. The Company contributes a match of 50% of the participant’s salary deferral up to a maximum of 4% of the employee’s salary. The Company contributions totaled approximately $89,000 and $92,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

15. RELATED PARTY TRANSACTIONS

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

Total expenses under this agreement were $510,000 for the fiscal year ended October 31, 2020, of which approximately $63,000 is included in accounts payable at October 31, 2020, and $438,000 for the fiscal year ended October 31, 2019, of which approximately $39,000 is included in accounts payable at October 31, 2019.

In February 2020, Agrinatural entered into a natural gas local distribution company management agreement with GFE for, among other purposes, the purpose of sharing certain management employees. The agreement automatically renews for successive one-year terms unless and until Agrinatural or GFE gives the other party 30 days’ written notice of termination prior to expiration of the initial term or the start of a renewal term. The agreement may also be terminated by either party for cause under certain circumstances. Under the agreement, GFE supplies its personnel to act as part-time officers of Agrinatural for the positions of chief executive officer and chief financial officer. In return, Agrinatural pays GFE $9,000 per month, excluding fees for third-party services. GFE responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the agreement. Total expenses under this agreement were $81,000 for the fiscal year ended October 31, 2020.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2020, HLBE entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty. In January 2021, we borrowed the $5,000,000 on the promissory note. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023. However, should there be future violations of the Compeer loan covenants, those violations would also be considered a default on this promissory note.

Corn Purchase - Members

The Company purchased corn from members of its Board of Governors of approximately $12,545,000 in fiscal year 2020, of which approximately $171,000 is included in accounts payable at October 31, 2020 and $11,478,000 in fiscal year 2019, of which approximately $470,000 is included in accounts payable at October 31, 2019.

16. COMMITMENTS AND CONTINGENCIES

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

The Company recorded assessments with long-term debt of $500,000 and $3,550,000 in fiscal 2007 and 2006, respectively, as described in Note 9. The Company paid operating and maintenance expenses of approximately $77,000 and $52,000 in fiscal 2020 and 2019, respectively.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

either party provides written notice to the other at least 90 days prior to the end of the then-current term. Additionally, the amended Eco Agreement provides for certain negotiated changes to the marketing fees payable to Eco-Energy and payment terms based on prevailing market-rate conditions for comparable ethanol marketed services.

Ethanol marketing fees and commissions totaled approximately $265,000 and $635,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

Ethanol Forward Contracts

At October 31, 2020, the Company had fixed and basis contracts to sell approximately $12,350,000 of ethanol for various delivery periods through December 2020, which approximates 88% of its anticipated ethanol sales for that period.

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

Distillers’ grains commissions totaled approximately $187,000 and $287,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

Distillers’ Grains Forward Contracts

At October 31, 2020, the Company had forward contracts to sell approximately $5,356,000 of distillers’ grains for delivery through March 2021, which approximates 45% of its anticipated distillers’ grains sales during that period.

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

Corn oil commissions totaled approximately $61,000 and $71,000 for the fiscal years ended October 31, 2020 and 2019, respectively.

Corn Oil Forward Contracts

At October 31, 2020, the Company had forward contracts to sell approximately $633,000 of corn oil for delivery through December 2020, which approximates 80% of its anticipated corn oil sales for that period.

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

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Corn Forward Contracts

At October 31, 2020, the Company had cash and basis contracts for forward corn purchase commitments for approximately 2,462,000 bushels for deliveries through July 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that an impairment loss existed of approximately $47,000 at October 31, 2020. The impairment expense is recorded as a component of cost of goods sold. No impairment loss existed at October 31, 2019.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at October 31, 2020 and 2019 to be approximately $597,000 and $551,000, respectively. During the years ended October 31, 2020 and 2019, the Company has recorded an expense in cost of goods totaling $85,000 and $551,000, respectively. The Company accrues the estimated cost of railcar damages over the term of the lease as the damages are incurred.

17. BUSINESS SEGMENTS

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income and total assets for the fiscal years ended October 31:

Revenue:	2020	2019
Ethanol production	$74,622,495	$105,395,553
Natural gas pipeline	2,924,684	3,182,958
Eliminations	(1,517,338)	(1,751,066)
Total Revenue	$76,029,841	$106,827,445

Operating Income (Loss):	2020	2019
Ethanol production	$(15,330,752)	$(6,594,653)
Natural gas pipeline	1,459,545	1,878,935
Eliminations	(498,562)	(666,827)
Operating Loss	$(14,369,769)	$(5,382,545)

Assets:	2020	2019
Ethanol production	$49,613,394	$44,097,379
Natural gas pipeline	13,466,787	12,498,536
Total Assets	$63,080,181	$56,595,915

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

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based upon this review and evaluation, these officers have concluded that our consolidated disclosure controls and procedures are effective as of October 31, 2020.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2020.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers and large accelerated filers.

(c) Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Pursuant to General Instruction G(3), we omit Part III, Items 10, 11, 12, 13 and 14 and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement (the “2021 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year (October 31, 2020) covered by this Annual Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)	Financial Statements

The consolidated financial statements appear beginning at page 54 of this report.

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

Exhibit 10.10 of the Company’s 2008 Registration Statement.
10.2	Industrial Water Supply Treatment Agreement dated May 23, 2006 among Heron Lake BioEnergy, LLC, City of Heron Lake and County of Jackson	Exhibit 10.11 of the Company’s 2008 Registration Statement.
10.3	Loan Agreement dated December 28, 2007 by and between Federated Rural Electric Association and Heron Lake BioEnergy, LLC	Exhibit 10.19 of the Company’s 2008 Registration Statement.
10.4	Secured Promissory Note issued December 28, 2007 by Heron Lake BioEnergy, LLC as borrower to Federated Rural Electric Association as lender in principal amount of $600,000	Exhibit 10.20 of the Company’s 2008 Registration Statement.
10.5	Security Agreement dated December 28, 2007 by Heron Lake BioEnergy, LLC in favor of Federated Rural Electric Association	Exhibit 10.21 of the Company’s 2008 Registration Statement.
10.6	Electric Service Agreement dated October 17, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.22 of the Company’s 2008 Registration Statement.

Exhibit Number	Exhibit Title	Incorporated by Reference To:
10.7	Shared Savings Contract dated November 16, 2007 by and between Interstate Power and Light Company and Heron Lake BioEnergy, LLC	Exhibit 10.23 of the Company’s 2008 Registration Statement.
10.8	Escrow Agreement dated November 16, 2007 by and between Heron Lake BioEnergy, LLC, Farmers State Bank of Hartland for the benefit of Interstate Power and Light Company	Exhibit 10.24 of the Company’s 2008 Registration Statement.
10.9	Management Services Agreement effective as of July 31, 2013 between Granite Falls Energy, LLC and Heron Lake BioEnergy, LLC*	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2013.
10.10	Corn Oil Marketing Agreement dated September 4, 2013 by and among Heron Lake BioEnergy, LLC and RPMG, Inc. †	Exhibit 10.76 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.11	Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.77 to Annual Report on Form 10-K for the year ended October 31, 2013.
10.12	Distillers’ Grains Off-Take Agreement dated September 24, 2013 by and among Heron Lake BioEnergy, LLC and Gavilon Ingredients, LLC †	Exhibit 10.78 to Annual Report on Form 10-K/A for the year ended October 31, 2013.
10.13	Loan Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.14	Promissory Note dated July 29, 2014 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.15	Security Agreement dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.16	Collateral Assignment dated July 29, 2014 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.17	Guaranty dated July 29, 2014 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.18	Master Loan Agreement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.19	$28,000,000 Revolving Term Loan Supplement dated July 29, 2014 by and between AgStar Financial Services, FLCA and Heron Lake BioEnergy, LLC	Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.20	Security Agreement dated July 29, 2014 between Heron Lake BioEnergy, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.21	Real Estate Mortgage, Assignment of Rents and Profits and Fixture Financing Statement dated July 29, 2014 by and between AgStar Financial Services, FLCA, CoBank, ACB and Heron Lake BioEnergy, LLC	Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.22	Guaranty dated July 29, 2014 by HLBE Pipeline Company, LLC in favor of AgStar Financial Services, FLCA	Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.23	Security Agreement dated July 29, 2014 between HLBE Pipeline Company, LLC and AgStar Financial Services, FLCA and CoBank, ACB	Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2014.
10.24	Allonge Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.1 to Current Report on Form 8-K for the quarter ended March 31, 2015.

Exhibit Number	Exhibit Title	Incorporated by Reference To:

10.25	Loan Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.2 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.26	Promissory Note dated March 30, 2015 between Heron Lake BioEnergy, LLC, as Holder, and Agrinatural Gas, LLC, as Borrower	Exhibit 10.3 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.27	Security Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.4 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.28	Collateral Assignment dated March 30, 2015 by and between Agrinatural Gas, LLC, and Heron Lake BioEnergy, LLC	Exhibit 10.5 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.29	Guaranty dated March 30, 2015 by Rural Energy Solutions, LLC, guarantor, in favor of Heron Lake BioEnergy, LLC	Exhibit 10.6 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.30	Restructure Agreement dated March 30, 2015 by and between Agrinatural Gas, LLC and Swan Engineering, Inc.	Exhibit 10.7 to Current Report on Form 8-K for the quarter ended March 31, 2015.
10.31	Amendment No. 1 dated July 22, 2016 to the Ethanol Marketing Agreement dated September 17, 2013 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC †	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended July 31, 2016.
10.32	Industrial Water Supply and Distribution Agreement dated September 25, 2019 by and among Heron Lake BioEnergy, LLC (f/k/a Generation II Ethanol, LLC) and City of Heron Lake, Minnesota	Exhibit 10.32 to Annual Report on Form 10-K for the year ended October 31, 2019.
10.33	Membership Interest Purchase Agreement dated October 18, 2019 by and among Rural Energy Solutions, LLC, HLBE Pipeline Company, LLC, Swan Engineering, Inc., Mychael Swan, and Agrinatural Gas, LLC	Exhibit 10.33 to Annual Report on Form 10-K for the year ended October 31, 2019.
10.34	Amendment No. 2 dated October 28, 2019 to the Ethanol Marketing Agreement dated September 17, 2018 by and among Heron Lake BioEnergy, LLC and Eco-Energy, LLC ɷ	Exhibit 10.34 to Annual Report on Form 10-K for the year ended October 31, 2019.
10.35	Negotiable Promissory Note dated December 1, 2020 by and between Heron Lake BioEnergy, LLC and Granite Falls Energy, LLC	Filed herewith.
21.10	Subsidiaries of the Registrant	Exhibit 21.1 to Annual Report on Form 10-K for the year ended October 31, 2011.
31.1	Certification of Chief Executive Officer (principal executive officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
31.2	Certifications of Chief Financial Officer (principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.	Attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Attached hereto.

101.1

The following materials from Heron Lake BioEnergy, LLC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of October 31, 2020 and October 31, 2019, (ii) the Consolidated Statements of Operations for the fiscal years ended October 31, 2020 and October 31, 2019, (iii) the Consolidated Statements of Changes in Members’ Equity for the fiscal years ended October 31, 2020 and October 31, 2019, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2020 and October 31, 2019, and (v) the Notes to Consolidated Financial Statements.

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

HERON LAKE BIOENERGY, LLC

Date:	February 16, 2021	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date:	February 16, 2021	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 16, 2021	/s/ Steve Christensen
Steve Christensen, Chief Executive Officer and General Manager
(Principal Executive Officer)

Date:	February 16, 2021	/s/ Stacie Schuler
Stacie Schuler, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 16, 2021	/s/ Paul Enstad
Paul Enstad, Governor and Chairman

Date:	February 16, 2021	/s/ Rodney R. Wilkison
Rodney R. Wilkison, Governor and Vice Chairman

Date:	February 16, 2021	/s/ Michael Kunerth
Michael Kunerth, Governor and Secretary

Date:	February 16, 2021	/s/ Dean Buesing
Dean Buesing, Governor

Date:	February 16, 2021	/s/ Robert Ferguson
Robert Ferguson, Governor

Date:	February 16, 2021	/s/ Marten Goulet
Marten Goulet, Governor

Date:	February 16, 2021	/s/ Kenton Johnson
Kenton Johnson, Governor

Date:	February 16, 2021	/s/ Doug Schmitz
Doug Schmitz, Governor

Date:	February 16, 2021	/s/ David Woestehoff
David Woestehoff, Governor

Date:	February 16, 2021	/s/ Jeremy Janssen
Jeremy Janssen, Alternate Governor

Date:	February 16, 2021	/s/ Martin Seifert
Martin Seifert, Alternate Governor

Date:	February 16, 2021	/s/ Robin Spaude
Robin Spaude, Alternate Governor