Form 10-Q
period 2021-01-31
Heron Lake BioEnergy, LLC
filed 2021-03-17
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Smaller reporting company ⌧
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

As of March 17, 2021, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	January 31, 2021	`
	(unaudited)		October 31, 2020
ASSETS
Current Assets
Cash	$3,348,244		$3,276,301
Restricted cash	242,159		514,050
Accounts receivable	2,038,282		1,616,489
Inventory	8,128,065		7,063,675
Commodity derivative instruments	22,837		15,150
Prepaid expenses and other current assets	1,124,050		782,280
Total current assets	14,903,637		13,267,945

Property and Equipment, net	38,889,918		40,187,733

Operating lease right of use asset, net	8,961,285		9,291,249

Other Assets	333,254		333,254

Total Assets	$63,088,094		$63,080,181

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$18,146,353		$11,492,059
Checks drawn in excess of bank balance	1,652,836		692,984
Accounts payable	3,843,683		6,916,045
Commodity derivative instruments	143,900		173,928
Accrued expenses	437,860		496,513
Operating lease, current liabilities	1,360,691		1,344,258
Total current liabilities	25,585,323		21,115,787

Long-Term Debt, less current portion	148,923		295,611

Operating leases, long-term liabilities	7,600,594		7,946,991

Other Long-Term Liabilities	608,405		596,924

Commitments and Contingencies

Members' Equity
Members' equity consists of 77,932,107 units issued and outstanding at both January 31, 2021 and October 31, 2020.	29,144,849		33,124,868
Total Liabilities and Members' Equity	$63,088,094		$63,080,181

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three months ended	Three months ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)
Revenues	$24,441,069	$26,680,280

Cost of Goods Sold	27,375,537	28,129,771

Gross Loss	(2,934,468)	(1,449,491)

Operating Expenses	(1,087,891)	(899,445)

Operating Loss	(4,022,359)	(2,348,936)

Other Income (Expense)
Interest income	879	11,581
Interest expense	(102,412)	(11,531)
Other income, net	143,873	339
Total other income, net	42,340	389

Net Loss	(3,980,019)	(2,348,547)

Less: Net Income Attributable to Non-controlling Interest	—	(67,827)

Net Loss Attributable to Heron Lake BioEnergy, LLC	$(3,980,019)	$(2,416,374)

Weighted Average Units Outstanding—Basic and diluted (Class A and B)	77,932,107	77,932,107

Net Loss Per Unit Attributable to Heron Lake BioEnergy, LLC- Basic and Diluted (Class A and B)	$(0.05)	$(0.03)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Change in Members’ Equity (unaudited)

			Members' Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2020	62,932,107	15,000,000	$33,124,868	$—	$33,124,868

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(3,980,019)	—	(3,980,019)

Balance—January 31, 2021	62,932,107	15,000,000	$29,144,849	$—	$29,144,849

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three months ended	Three months ended
	January 31, 2021	January 31, 2020
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net loss	$(3,980,019)	$(2,348,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,283,857	1,316,198
Loss on disposal of asset	21,728	—
Change in fair value of commodity derivative instruments	2,868,176	162,620
Change in operating assets and liabilities:
Accounts receivable	(421,793)	3,902,786
Inventory	(1,064,390)	(1,475,699)
Commodity derivative instruments	(2,905,891)	(198,295)
Prepaid expenses and other current assets	(341,770)	(233,232)
Accounts payable	(931,737)	(2,136,555)
Accrued expenses	(58,653)	(42,339)
Accrued railcar rehabilitation costs	11,481	11,481
Net cash used in operating activities	(5,519,011)	(1,041,582)

Cash Flows from Investing Activities
Capital expenditures	(2,148,395)	(208,285)
Net cash used in investing activities	(2,148,395)	(208,285)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	959,852	724,292
Proceeds from long-term debt	2,151,673	7,039,706
Payments on long-term debt	(644,067)	(6,969,735)
Proceeds from related party debt	5,000,000	—
Acquisition of non-controlling interest	—	(2,000,000)
Net cash provide by (used in) financing activities	7,467,458	(1,205,737)

Net decrease in cash and restricted cash	(199,948)	(2,455,604)

Cash and Restricted Cash - Beginning of period	3,790,351	4,593,811

Cash and Restricted Cash - End of period	$3,590,403	$2,138,207

Reconcilation of Cash and Restricted Cash
Cash - Balance Sheet	3,348,244	2,095,986
Restricted Cash - Balance Sheet	242,159	42,221
Cash and Restricted Cash	$3,590,403	$2,138,207

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$99,717	$11,531

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of January 31, 2021 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  As of December 11, 2019, the Company acquired the 27% interest in Agrinatural that was not previously in its control.  As such, results prior to December 11, 2019 reflect earnings attributable to the non-controlling interest separately in the condensed consolidated statement of operations during fiscal year 2020. All significant intercompany balances and transactions are eliminated in consolidation.

The condensed consolidated unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These condensed consolidated unaudited financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended October 31, 2020, contained in the Company’s annual report on Form 10-K.

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

Accounting Estimates

Management uses estimates and assumptions in preparing these condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. The Company uses estimates and assumptions in accounting for significant matters including, among others, the economic lives of property and equipment, the assumptions used in the analysis of impairment of long-lived assets, valuation of commodity derivative instruments, inventory, inventory purchase and sales commitments, evaluation of railcar rehabilitation costs and evaluation of going concern. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. Actual results could differ from those estimates.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

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

January 31, 2021

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

2.GOING CONCERN

The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating and cash flow losses related to difficult market conditions and operating performance. The Company was out of compliance with certain debt covenants on January 31, 2021, for which a waiver was obtained from the lender. The Company has forecasted that it is probable that there will be future instances of noncompliance with debt covenants within the next twelve months. These conditions result in the classification of all debt with the lender as current as of January 31, 2021. The Company has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. The Company intends to source other capital sources, which may include re-negotiating their debt agreements and terms or seek potential equity solutions. At this time, there are no commitments to do so and we may not be successful in doing so.

3.RISKS AND UNCERTAINTIES

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

The Company’s operating and financial performance is largely driven by the prices at which it sells ethanol, distillers’ grains, and corn oil and the related costs of corn. The price of ethanol is influenced by factors such as supply and demand, the weather, government policies and programs, unleaded gasoline prices, and the petroleum markets as a whole. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, the weather, government policies and programs, and a risk management program used to protect against the price volatility of these commodities. Market fluctuations in the price of and demand for these commodities may have further significant adverse effects on the Company’s operations, profitability and the availability and adequacy of cash flow to meet the Company’s working capital requirements. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, which are compounded by the impact of the novel coronavirus ("Covid-19"). These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

4.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31, 2021
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$18,720,349	$—	$18,720,349
Distillers’ Grains	3,699,036	—	3,699,036
Corn Oil	1,389,078	—	1,389,078
Other	225,746	—	225,746
Natural Gas	—	406,860	406,860
Total Revenues	$24,034,209	$406,860	$24,441,069

	Three Months Ended January 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$20,291,884	$—	$20,291,884
Distillers’ Grains	4,488,804	—	4,488,804
Corn Oil	914,398	—	914,398
Other	295,917	—	295,917
Natural Gas	—	689,277	689,277
Total Revenues	$25,991,003	$689,277	$26,680,280

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

5.INVENTORY

Inventory consisted of the following:

	January 31, 2021	October 31, 2020
	(unaudited)
Raw materials	$1,576,160	$2,440,997
Work in process	805,008	713,037
Finished goods	4,463,703	2,677,095
Supplies	1,283,194	1,232,546
Totals	$8,128,065	$7,063,675

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

inventories, as a component of cost of goods sold, of approximately $274,000 and $877,000 for the three months ended January 31, 2021 and 2020, respectively. No loss was recorded for the three months ended January 31, 2021.

6.DERIVATIVE INSTRUMENTS

As of January 31, 2021, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 730,000 bushels, comprised of long corn futures positions on 340,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 390,000 bushels that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 3,710,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of January 31, 2021, the Company had approximately $242,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at January January 31, 2021, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$143,900
Ethanol contracts	Commodity derivative instruments	22,837	—
Totals		$22,837	$143,900

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended January 31,
	Operations Location	2021	2020
Corn contracts	Cost of goods sold	$(2,924,654)	$(80,768)
Ethanol contracts	Revenues	56,478	(81,852)
Total loss		$(2,868,176)	$(162,620)

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

7.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at January 31, 2021:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$22,837	$22,837	$22,837	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$143,900	$143,900	$143,900	$—	$—
Accounts Payable (1)	$40,411	$40,411	$—	$40,411	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$15,150	$15,150	$15,150	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$173,928	$173,928	$173,928	$—	$—
Accounts Payable (1)	$553,248	$553,248	$—	$553,248	$—

(1)	Accounts payable is generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

8.DEBT FACILITIES

Long-term debt consists of the following:

	January 31, 2021	October 31, 2020
Amended revolving term note payable to lending institution, see terms below.	$9,699,032	$7,891,426
Single advance term note payable to lending institution, see terms below.	2,700,000	3,000,000
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	300,551	300,551
SBA Paycheck Protection Program Loan, see terms below.	595,693	595,693
Granite Falls Energy note, see terms below.	5,000,000	—
Totals	18,295,276	11,787,670
Less amounts due within one year	18,146,353	11,492,059
Net long-term debt	$148,923	$295,611

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13 million principal commitment.  The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. During the second fiscal quarter of 2020, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million, from the original $10 million working capital covenant, for the period of April 30, 2020 through December 31, 2020, and increasing to $10 million beginning January 1, 2021. Additionally, the amendment excludes current portion of leases from the calculation of current liabilities. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties. The Company was out of compliance with certain debt covenants on January 31, 2021, for which a waiver was obtained from the lender.

During February 2021, the 2020 Credit Facility was amended to reduce the working capital covenant to $8 million through May 31, 2021 and increasing to $10 million beginning June 30, 2021. The 2020 Credit Facility was also amended to decrease the net worth requirement from $32 million to $28 million.

As part of the 2020 Credit Facility closing, the Company entered into an amended administrative agency agreement with CoBank, ACP (“CoBank”).  As a result, CoBank will continue act as the agent for the lender with respect to the 2020 Credit Facility. The Company agreed to pay CoBank an annual fee of $2,500 for its services as administrative agent.

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.48% at January 31, 2021.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

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

Short Term Revolving Promissory Note

In February 2021, the Company entered into a revolving promissory note with its lender in order to finance the operating needs of the Company. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, the Company may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note is June 1, 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. In addition, the Company agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears.

The Company has forecasted that it is probable that there will be future instances of non-compliance with debt covenants within the next twelve months. As a result, approximately $11,800,000 of long term debt has been reclassified as current maturities.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, the Company received a loan in the amount of $595,693 through the Paycheck Protection Program. The Company has applied for forgiveness of this loan and expects the loan to be forgiven in March 2021. To the extent it is not forgiven, HLBE would be required to repay that portion at an interest rate of 1% over a period of two years, with principal repayment installments in May 2021 with a final installment in May 2022.

Also in February 2021, the Company received a second Paycheck Protection Program loan in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in March 2022 with a final installment in February 2026.

Negotiable Promissory Note with GFE

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%, which totaled 3.48% at January 31, 2021. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note, which is classified as a current liability. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations of the Credit Facility loan covenants, those violations would also be considered a default on this promissory note.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

Estimated annual maturities of long-term debt at January 31, 2021 are as follows based on the most recent debt agreements and violation of certain loan covenants:

2022	$18,146,353
2023	148,923
Total debt	$18,295,276

9.LEASES

The Company elected the following practical expedients allowable under ASC 842: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASC 842 to only long-term (greater than one year) leases.

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended January 31, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the three months ended January 31, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of January 31, 2021:

Twelve Months Ended January 31,
2022	$1,767,000
2023	1,767,000
2024	1,757,250
2025	1,650,000
2026	1,650,000
Thereafter	1,750,000
Totals	10,341,250
Less: Amount representing interest	1,379,965
Lease liabilities	$8,961,285

For the three months ended January 31, 2021 and 2020, the Company recorded operating lease costs of approximately $610,000 and $575,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the period.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

10.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At January 31, 2021, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,402,000 bushels for deliveries through July 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed at January 31, 2021, and approximately $47,000 at October 31, 2020.

Ethanol Forward Contracts

At January 31, 2021, the Company had fixed and basis contracts to sell approximately $14,720,000 of ethanol for various delivery periods through March 2021, which approximates 97% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At January 31, 2021, the Company had forward contracts to sell approximately $5,473,000 of distillers’ grains for delivery through September 2021, which approximates 27% of its anticipated distillers' grains sales during that period.

Corn Oil Forward Contracts

At January 31, 2021, the Company had forward contracts to sell approximately $435,000 of corn oil for delivery through February 2021, which approximates 75% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

The Company leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, the Company is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. Prior to the year ending October 31, 2019, the Company believed ongoing repairs resulted in an insignificant future rehabilitation expense. During the year ending October 31, 2019, based on new information, we re-evaluated our assumptions and believe that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at January 31, 2021 and October 31, 2020, to be approximately $608,000 and $597,000, respectively. During the quarter ended January 31, 2021 and 2020, the Company has recorded an expense in cost of goods of approximately $12,000 and $11,000, respectively.

11.MEMBERS’ EQUITY

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at January 31, 2021 and October 31, 2020.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

January 31, 2021

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. The change of interest is recorded as an equity transaction in accordance with ASC 805.

12.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $119,000 and $123,000 for the three months ended January 31, 2021 and 2020, respectively, of which approximately $50,000 is included in accounts payable at January 31, 2021.

In February 2020, Agrinatural entered into a natural gas local distribution company management agreement with GFE for, among other purposes, the purpose of sharing certain management employees. The agreement automatically renews for successive one-year terms unless and until Agrinatural or GFE gives the other party 30 days’ written notice of termination prior to expiration of the initial term or the start of a renewal term. The agreement may also be terminated by either party for cause under certain circumstances. Under the agreement, GFE supplies its personnel to act as part-time officers of Agrinatural for the positions of chief executive officer and chief financial officer. In return, Agrinatural pays GFE $9,000 per month, excluding fees for third-party services. GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the agreement. Total expenses under this agreement were approximately $27,000 for the three months ended January 31, 2021.

Corn Purchases - Members

The Company purchased corn from board members of approximately $3,742,000 and $5,065,000 for the three months ended January 31, 2021 and 2020, respectively.

13.BUSINESS SEGMENTS

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

January 31, 2021

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended
	January 31, 2021	January 31, 2020
Revenue:	(unaudited)	(unaudited)
Ethanol production	$24,034,209	$25,991,003
Natural gas pipeline	817,729	1,136,217
Eliminations	(410,869)	(446,940)

Total Revenue	$24,441,069	$26,680,280

Operating Income (Loss):	2021	2020
Ethanol production	$(4,273,277)	$2,812,778
Natural gas pipeline	376,992	646,298
Eliminations	(126,074)	182,456
Operating Loss	$(4,022,359)	$(2,348,936)

	January 31, 2021	October 31, 2020
Assets:	(unaudited)
Ethanol production	$49,733,824	$49,613,394
Natural gas pipeline	13,354,270	13,466,787
Total Assets	$63,088,094	$63,080,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three months ended January 31, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2020 as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

●	Management has determined there is substantial doubt that we will be able to continue in business over the next year because we have debts that may come due as a result of our failure to comply with certain loan covenants.
●	Fluctuations in the price of ethanol, which is affected by various factors including: the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn, government policies, the price and availability of competing fuels;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, which is affected by various factors including: domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the RFS and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel; and

●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

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

We have a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”).  GFE owns approximately 50.7% of our outstanding membership units. Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers.  Steve Christensen currently serves as our CEO and general manager, pursuant to the terms of the management services agreement. In February 2021, Granite Falls Energy executed a separation agreement with Mr. Christensen, who intends to retire by the end of 2021. Mr. Christensen is expected to continue in his role until a successor is hired and a transition period is complete.

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

In July 2020, the Company experienced major issues with its boiler, which negatively impacted production. The Company operated with temporary boilers from August 2020 through part of January 2021. The Company determined that the purchase and installation of a new boiler would be more economical and efficient than attempted repairs to the failing boiler. On September 2, 2020, the Company received notice of approval of the new boiler from the Minnesota Pollution Control Agency. As a result, the Company abandoned the failing boiler at that time. The Company recorded the loss on disposal as a component of operating expenses during the fourth fiscal quarter of the fiscal year ended October 31, 2020 of approximately $1.8 million. The new boiler was placed in service in January 2021 at an estimated cost of approximately $5.3 million.

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

Plan of Operations for the Next Twelve Months

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and so far in 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, exacerbated by the COVID-19 pandemic. These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. Due to these losses, the Company has failed to comply with certain debt covenants, and the Company has forecast that is probably there will be future instances of noncompliance with the debt covenants in 2021. These conditions result in the classification of all debt with our lender as current as of January 31, 2021. The Company has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. The Company intends to seek other capital sources, which may include re-negotiating its debt agreements and terms. At this time, there are no commitments to do so and we may not be successful in doing so.

Over the next twelve months we will continue our focus on operational improvements at our plant.  These operational improvements include exploring methods to improve ethanol yield per bushel and increasing production output at our plant, continued emphasis on safety and environmental regulation, reducing our operating costs, and optimizing our margin opportunities through prudent risk-management policies. In addition, we expect to continue to conduct routine maintenance and repair activities at the ethanol plant to maintain current plant infrastructure.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Because the market price of ethanol is not always directly related to corn, at times ethanol prices may lag price movements in corn prices and corn-ethanol price spread may be tightly compressed or negative, which can cause our operating margins to decline or become negative and our ethanol plant may not generate adequate cash flow for operations.  In such cases, we may reduce or cease production at our ethanol plant to minimize our variable costs and optimize cash flow.

Management believes that the ethanol outlook in the fiscal year 2021 will remain relatively consistent with this quarter and our margins will remain tight due to higher corn prices and depressed gasoline demand. While vaccinations and increasing immunity to COVID-19, and business re-openings have improved the overall economic outlook , the negative market effects of the COVID-19 pandemic will likely continue to negatively impact our profitability.  Additionally, continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen if domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. Further, while ethanol production briefly significantly declined during the second fiscal quarter of 2020, ethanol production has mostly rebounded and remained steady in the three months ending January 31, 2021. In addition, management believes that increased waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding the Renewable Fuels Standard (“RFS”) reset, could contribute to the projected negative or low margins.

Additionally, while ethanol continues trading at a significant discount to gasoline, which has improved export demand somewhat, increased waivers of small refiner RVOs by the EPA has contributed to management’s expectation regarding margins. Prices for renewable identification numbers (“RINs”) for corn-based ethanol increased slightly in the three months ending January 31, 2021. However, previously issued small refiner waivers and the reductions in Chinese imports continue to have a negative impact on prices RINs, thereby diminishing a blending incentive from the ethanol marketplace.

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA February 2021 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption will average 8.5 million barrels per day from February to June, compared with an estimated 7.8 million barrels per day in January. U.S. regular gasoline retail prices averaged $2.33 per gallon in January 2021, compared with an average of $2.20 per gallon in December 2020 and $2.55 per gallon in January 2020. EIA forecasts gasoline prices to average $2.44 gallon in 2021 and $2.46 gallon in 2022. In addition, EIA forecasts relatively stable prices for crude oil, projecting Brent crude oil prices to average $56 per barrel in the first quarter of 21 and $52 per barrel for the remainder of the year. EIA expects lower oil prices later in 2021 as a result of rising oil supply. Significant decreases in the price for crude oil have a negative impact on the demand for ethanol.

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

Corn oil prices increased during the three months ending January 31, 2021. One factor in higher corn oil prices is 2019 legislation extending the $1.00 per-gallon biodiesel blender tax credit through December 31, 2022. However, corn oil prices may decrease if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020, as the COVID-19 pandemic greatly reduced travel and thus reduced demand for fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the spring of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020. Fuel prices generally, and ethanol prices specifically, stabilized in the three months ending January 31, 2021, and management believes there is potential for fuel demand to increase as more individuals obtain COVID-19 vaccinations and resume traveling. However, it is possible that ongoing pandemic or other factors will cause fuel demand and ethanol prices to remain flat or decrease, thus negatively affecting our business. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely affected.

PPP Loans

On April 18, 2020, the Company received $595,693 under the Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19. This note was forgiven in March 2021.  The Company received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in February 2022 with a final installment in February 2026.

Outlook

The adverse conditions created by the COVID-19 pandemic caused the Company to experience negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, we have experienced instances of noncompliance with certain loan covenants related to our working capital and net worth ratio, and we are projected to experience additional instances of noncompliance with these loan covenants in the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While vaccinations and increasing community immunity to COVID-19 have improved the overall economic outlook, the pandemic is ongoing, and its dynamic nature makes it difficult to forecast the long-term effects on our industry as a whole and our Company specifically. New variants of the virus that causes COVID-19 may prolong the pandemic, create additional waves of infections, or impose other challenges. It is possible that even after the pandemic has subsided, there will be permanent changes to social and economic patterns that will reduce demand for ethanol, such as reduced travel due to increased use of video-teleconferencing technology and remote working.

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

However, President Joe Biden’s administration, which took office in January 2021, has indicated support for RFS blending rules and energy policies that could be beneficial to the ethanol industry and our business. Specifically, the EPA under the Biden administration has announced it supports the interpretation of the RFS’s small-refinery provisions made by U.S. Court of Appeals for the Tenth Circuit in a 2020 decision. In the case, Renewable Fuels Association et al. v. EPA, various agriculture and biofuel groups challenged the EPA’s grant of waivers to three specific refineries. The waived gallons were not redistributed to obligated parties, and thus reduced the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension.” The U.S. Supreme Court has agreed to hear the case. In February 2021, the EPA announced it supported the 10th Circuit’s interpretation of the RFS, reversing the position the EPA took under the previous administration. Nonetheless, it is uncertain whether the 10th Circuit’s interpretation will be upheld or whether the Biden administration will continue to support energy policies that benefit the ethanol industry and our business.

Additional legal actions related to the RFS are underway. These include lawsuits challenging fuel volume waivers based on “inadequate domestic supply,” challenging the EPA’s lower threshold for granting small refinery exemptions, seeking broader, forward-looking remedy to account for the collective lost volumes caused by recent small refinery exemptions, alleging that the EPA and U.S. Department of Energy have improperly denied access to public records request by RFA, and challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. If these legal actions, which general seek to require the EPA to enforce the renewable fuel blending requirements of the RFS, are unsuccessful, there may negative impacts on the ethanol industry and our financial performance.

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

On December 27, 2020, the federal government enacted Consolidated Appropriations Act, 2021, a second COVID-19 relief package. Among other things, the legislation authorized additional PPP loans. In February 2021, the Company received a second Paycheck Protection Program loan in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven.

Results of Operations for the Three Months Ended January 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2021 and 2020 (amounts in thousands).

	2021		2020
Statement of Operations Data		%		%
Revenues	$24,441	100.0%	$26,680	100.0%
Cost of Goods Sold	27,375	112.0%	28,130	26.3%
Gross Loss	(2,934)	(3.9)%	(1,450)	(1.4)%
Operating Expenses	(1,088)	(1.4)%	(899)	(0.8)%
Operating Loss	(4,022)	(16.5)%	(2,349)	(8.8)%
Other Income, net	42	0.1%	—	—%
Net Loss	(3,980)	(16.3)%	(2,349)	(8.8)%
Less: Net Income Attributable to Non-controlling Interest	—	—%	(68)	(0.1)%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(3,980)	(16.3)%	$(2,417)	(9.1)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 98.3% of our total revenues for the three months ended January 31, 2021 and approximately 97.4% of our total revenues for the three months ended January 31, 2020.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 1.7 % of our consolidated revenues for the three months ended January 31, 2021 and approximately 2.6% of our consolidated revenues for the three months ended January 31, 2020.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$18,720	76.6%
Distillers' grains sales	3,699	15.1%
Corn oil sales	1,389	5.7%
Corn syrup sales	226	0.9%
Agrinatural revenues (net of intercompany eliminations)	407	0.9%
Total Revenues	$24,441	99.2%

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

Our total consolidated revenues decreased by approximately 8.4% for the three months ended January 31, 2021, as compared to the three months ended January 31, 2020, due to decreases in volumes sold of our ethanol, and decrease in the average price received for distillers’ grains. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31, 2021		Three Months Ended January 31, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	14,285	$1.31	15,502	$1.31
Distillers' grains (tons)	40	$92.69	33	$136.76
Corn oil (pounds)	4,361	$0.32	4,005	$0.23

Ethanol

Total revenues from sales of ethanol decreased by approximately 7.7% for the three months ended January 31, 2021, compared to the same period of 2020 due to an approximately 7.8% decrease in the volume of ethanol sold from period to period. The decrease in volume sold was primarily due to lower demand for fuel cause by the ongoing COVID-19 pandemic and decreased production due to the replacement of the boiler in January 2021.

From time to time, we engage in hedging activities with respect to our ethanol sales. At January 31, 2021, the Company had fixed and basis contracts to sell approximately $14.7 million of ethanol for various delivery periods through March 2021, which approximates 97% of its anticipated ethanol sales for that period. Separately, ethanol derivative instruments resulted in a gain of approximately $56,000 for the three months ended January 31, 2021. In comparison, we had a loss of approximately $82,000 on ethanol derivatves for the three months ended January 31, 2020.

Distillers’ Grains

Total revenues from sales of distillers’ grains decreased by approximately 17.6% for the three months ended January 31, 2021 compared to the same period of 2020.  Our revenue decreased due to an approximately 32.2% decrease in the average price per ton we received for our distillers’ grains from period to period, which was offset by an increase of distillers’ grains sold by 21.6% compared to the same period of 2020.

At January 31, 2021, the Company had forward contracts to sell approximately $5.5  million of distillers’ grains for delivery through September 2021, which approximates 27% of its anticipated distillers’ grains sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 51.9% for the three months ended January 31, 2021 compared to the same period of 2020, due to an approximately 8.9% increase in pounds sold from period to period, coupled with an approximately 39.5% increase in the average price per pound we received for our corn oil from period to period.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At January 31, 2021, the Company had forward contracts to sell approximately $435,000 of corn oil for delivery through February 2021, which approximates 75% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold decreased by approximately 2.7% for the three months ended January 31, 2021, compared to the three months ended January 31, 2020.  However, as a percentage of revenues, our cost of goods sold increased to approximately 112.0% for the three months ended January 31, 2020 compared to 105.4% for the same period ending January 31, 2020.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended January 31, 2021 and January 31, 2020 was approximately $1.72 and $1.63 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended January 31, 2021:

	Three Months Ended January 31, 2021
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$22,707	82.9%
Natural gas costs	1,588	5.8%
All other components of costs of goods sold	3,080	11.3%
Total Cost of Goods Sold	$27,375	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 5.3% greater for the three months ended January 31, 2021 compared to the three months ended January 31, 2020.  While we processed 7.9% fewer bushels in the three months ending January 31, 2021, than in the same period a year earlier, the price of corn increased 14.3% per bushel period to period, resulting in the overall increase in corn costs as a percentage of our costs of goods sold.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) for the three months ended January 31, 2021 was approximately $0.20 lower than the corn-ethanol price spread we experienced for same period a year earlier.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At January 31, 2021 we had approximately 4.4 million bushels of cash and basis contracts for forward corn purchase commitments for deliveries through July 2022.

Our corn derivative positions resulted in a loss of approximately $2.94 million for the three months ended January 31, 2021 and a loss of approximately $81,000 for the three months ended January 31, 2021. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged..

Natural Gas

Our cost of goods sold related to natural gas costs decreased approximately 12.6% for the three months ended January 31, 2021 compared to the same period a year earlier, due to a decrease in the per-unit cost of natural gas and a decrease in natural gas consumption due to a 5.1% decrease in ethanol production.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 35.1% for the three months ended January 31, 2021 compared to the same period a year earlier, due primarily to a decrease in production.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended January 31, 2021 increased approximately 21.0% compared to the three months ended January 31, 2020 as a result of increased insurance and other professional fees. Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Loss

Our operating loss for the three months ended January 31, 2021 increased by approximately $1.67 million compared to the same period a year earlier.  This increase resulted negative operating margins during the three-month period ending January 31, 2021.

Other Income, Net

We had net other income of  approximately $42,000 during the three months ended January 31, 2021 compared to net other income of $389 for the same period a year earlier.  We had more other income during the three months ended January 31, 2021 compared to the same period a year earlier due primarily to patronage dividends received during 2021.

Changes in Financial Condition at January 31, 2021 and October 31, 2020

The following table highlights our financial condition at January 31, 2021 and October 31, 2020 (amounts in thousands):

	January 31, 2021	October 31, 2020
Current Assets	$14,904	$13,268
Total Assets	$63,088	$63,080
Current Liabilities	$25,585	$21,116
Long-Term Debt, less current portion	$149	$296
Operating Leases, long-term liabilities	$7,601	7,947
Other Long-Term Liabilities	$608	$597
Members' Equity attributable to Heron Lake BioEnergy, LLC	$29,145	$33,125

The increase in current assets is primarily attributable to an increase in inventory of approximately $1.1 million at January 31, 2021, compared to October 31, 2020. The increase in our current liabilities is primarily due to an increase in current maturities of long-term debt of $6.7 million at January 31, 2021, compared to October 31, 2020.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $4 million at January 31, 2021, compared to October 31, 2020. The decrease was related to the net loss attributable to HLBE during the three months ended January 31, 2021. Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $12.8 million at January 31, 2021 compared to October 31, 2020. The decrease was related to the net loss attributable to HLBE during the three months ended January 31, 2020.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our 2020 Credit Facility with Compeer, our Negotiable Promissory Note with GFE, and our revolving promissory note. Due to recurring operating and cash flow losses related to difficult market conditions and operating performance, the Company has had multiple instances of noncompliance with certain debt covenants requiring the Company to maintain certain working capital, debt service coverage ratios, and net worth ratios. The Company has obtained waivers for these instances of noncompliance. However, it is probable the Company will incur future instances of noncompliance within the next 12 months and there is no guarantee the Company’s lender will grant future waivers. As a result, approximately $16.8 million of long-term debt has been reclassified as current maturities. The Company has insufficient cash on hand and additional borrowing capacity, and current forecasts indicate insufficient cash flows from operations, to repay the debt if it were to come due as a result of covenant noncompliance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

However, to remain an operating company, we will have to secure additional debt or equity sources to meet our loan covenants or idle ethanol production altogether. There is a risk that CoBank, as the administrative agent for our lender Compeer, may seek to enforce its security interests and take control of our assets. If that were to happen, then we may be be forced to cease operations or seek to reorganize through Chapter 11 bankruptcy proceedings.

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Fiscal Three Months Ended January 31,
	2021	2020
Net cash used in operating activities	$(5,519)	$(1,402)
Net cash used in investing activities	$(2,148)	$(208)
Net cash provided by (used in) financing activities	$7,467	$(1,206)
Net decrease in cash and restricted cash	$(200)	$(2,456)

Operating Cash Flows

During the three months ended January 31, 2021, we used more cash in operating activities compared to the same period one year earlier primarily due to an increased net loss during the three months ended January 31, 2021.

Investing Cash Flows

We used more cash for investing activities for the three months ended January 31, 2021 compared to the same period one year earlier due to an increase in capital expenditures for our new boiler.

Financing Cash Flows

During the three months ended January 31, 2021, we borrowed approximately $6.5 million from long-term debt, net of repayments, and drew in excess of bank balance of approximately $960,000. In comparison, during the three months ended January 31, 2020, the Company had acquisition of non-controlling interest of $2 million and checks drawn in excess of bank balance of approximately $724,000.

Indebtedness

We have indebtedness consisting of the following loans and agreements: a Revolving Term Note, a Single Advance Term Note, a Negotiable Promissory Note with GFE, a Short Term Revolving Promissory Note, a SBA Paycheck Protection Program Loan, and certain water treatment agreements. Please refer to PART I - Item 1 - Financial Statements, Note 8 - Debt Facilities for additional details.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

At January 31, 2021, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures

Not applicable.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Steve Christensen, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as January 31, 2021.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Our CEO and General Manager intends to retire before the end of 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business.

Steve Christensen serves as our CEO and general manager pursuant to management services agreement with GFE. Christensen intends to retire at or before the end of 2021 and has executed a separation agreement with GFE. As a result, GFE and our Company will be required to hire a new CEO in 2021. With Christensen’s departure, the Company will lose significant experience and institutional knowledge, which may adversely affect our business.

The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business.

Joe Biden was elected president in November 2020, defeating President Donald Trump. As of January 31, 2021, Democrats controlled the presidency and held narrow majorities in the U.S. Senate and House of Representatives. The transition to a new presidential administration creates unknowns that may adversely affect the economy as a whole and our industry and business specifically. Single-party control of the federal government may result in new or altered regulations and policies, including those related to agriculture, the environment, energy, transportation, and labor. Under the new administration, the future of policies specifically applicable to our industry and business, including the RFS and small refinery RVOs, also remain unclear. These factors and other political shifts may negatively affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Negotiable Promissory Note dated December 1, 2020 between Heron Lake BioEnergy BioEnergy, LLC, as Borrower and Granite Falls Energy, LLC, as Lender.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three months ended January 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2021 and January 31, 2020; (iii) the Condensed Consolidated Statements of Members’ Equity for the three months ended January 31, 2021 and January 31, 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2021 and January 31, 2020; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: March 17, 2021	/s/ Steve Christensen
Steve Christensen
Chief Executive Officer

Date: March 17, 2021	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer