Form 10-Q
period 2021-04-30
Heron Lake BioEnergy, LLC
filed 2021-06-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2021

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

As of June 14, 2021, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	April 30, 2021	`
	(unaudited)		October 31, 2020
ASSETS
Current Assets
Cash	$4,502,637		$3,276,301
Restricted cash	646,857		514,050
Accounts receivable	2,575,584		1,616,489
Inventory	9,309,913		7,063,675
Commodity derivative instruments	325,238		15,150
Prepaid expenses and other current assets	1,250,906		782,280
Total current assets	18,611,135		13,267,945

Property and Equipment, net	37,986,739		40,187,733

Operating lease right of use asset, net	8,627,286		9,291,249

Other Assets	333,254		333,254

Total Assets	$65,558,414		$63,080,181

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$1,023,039		$11,492,059
Checks drawn in excess of bank balance	1,040,874		692,984
Accounts payable	4,165,548		6,916,045
Commodity derivative instruments	—		173,928
Accrued expenses	476,515		496,513
Operating lease, current liabilities	1,377,324		1,344,258
Total current liabilities	8,083,300		21,115,787

Long-Term Debt, less current portion	17,584,725		295,611

Operating leases, long-term liabilities	7,249,962		7,946,991

Other Long-Term Liabilities	619,886		596,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both April 30, 2021 and October 31, 2020.	32,020,541		33,124,868
Total Liabilities and Members' Equity	$65,558,414		$63,080,181

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$37,033,102	$15,604,969	$61,474,171	$42,285,249

Cost of Goods Sold	33,630,280	21,049,520	61,005,817	49,179,291

Gross Profit (Loss)	3,402,822	(5,444,551)	468,354	(6,894,042)

Operating Expenses	(1,032,838)	(974,949)	(2,120,729)	(1,874,394)

Operating Income (Loss)	2,369,984	(6,419,500)	(1,652,375)	(8,768,436)

Other Income (Expense)
Interest income	1,116	826	1,995	12,407
Interest expense	(130,490)	(30,074)	(232,902)	(41,605)
Other income, net	635,082	206,499	778,955	206,838
Total other income, net	505,708	177,251	548,048	177,640

Net Income (Loss)	2,875,692	(6,242,249)	(1,104,327)	(8,590,796)

Less: Net Income Attributable to Non-controlling Interest	—	—	—	(67,827)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$2,875,692	$(6,242,249)	$(1,104,327)	$(8,658,623)

Weighted Average Units Outstanding—Basic and diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC- Basic and Diluted (Class A and B)	$0.04	$(0.08)	$(0.01)	$(0.11)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Change in Members’ Equity (unaudited)

			Members' Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2020	62,932,107	15,000,000	$33,124,868	$—	$33,124,868

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(3,980,019)	—	(3,980,019)

Balance—January 31, 2021	62,932,107	15,000,000	$29,144,849	$—	$29,144,849

Net income attributable to Heron Lake BioEnergy, LLC	—	—	2,875,692	—	2,875,692

Balance—April 30, 2021	62,932,107	15,000,000	$32,020,541	$—	$32,020,541

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(6,242,249)	—	(6,242,249)

Balance—April 30, 2020	62,932,107	15,000,000	$38,785,055	$—	$38,785,055

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six months ended	Six months ended
	April 30, 2021	April 30, 2020
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net loss	$(1,104,327)	$(8,590,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,706,675	2,638,652
Paycheck Protection Program loan forgiveness income	(595,693)	—
Loss on disposal of asset	21,728	—
Change in fair value of commodity derivative instruments	2,709,178	679,921
Change in operating assets and liabilities:
Accounts receivable	(959,095)	4,765,677
Inventory	(2,246,238)	(1,109,603)
Commodity derivative instruments	(3,193,194)	(342,448)
Prepaid expenses and other current assets	(468,626)	(347,376)
Accounts payable	(609,872)	(4,247,450)
Accrued expenses	(19,998)	102,192
Accrued railcar rehabilitation costs	22,962	22,962
Net cash used in operating activities	(3,736,500)	(6,428,269)

Cash Flows from Investing Activities
Capital expenditures	(2,668,034)	(613,867)
Net cash used in investing activities	(2,668,034)	(613,867)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	347,890	807,756
Proceeds from Paycheck Protection Program loans	595,693	595,693
Proceeds from long-term debt	2,650,719	17,786,740
Payments on long-term debt	(830,625)	(11,655,660)
Proceeds from related party debt	5,000,000	—
Acquisition of non-controlling interest	—	(2,000,000)
Net cash provided by financing activities	7,763,677	5,534,529

Net increase (decrease) in cash and restricted cash	1,359,143	(1,507,607)

Cash and Restricted Cash - Beginning of period	3,790,351	4,593,811

Cash and Restricted Cash - End of period	$5,149,494	$3,086,204

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	4,502,637	2,735,136
Restricted Cash - Balance Sheet	646,857	351,068
Cash and Restricted Cash	$5,149,494	$3,086,204

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$233,305	$41,605

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$13,487

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of April 30, 2021 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  As of December 11, 2019, the Company acquired the 27% interest in Agrinatural that was not previously in its control.  As such, results prior to December 11, 2019 reflect earnings attributable to the non-controlling interest separately in the condensed consolidated statement of operations during fiscal year 2020. All significant intercompany balances and transactions are eliminated in consolidation.

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

April 30, 2021

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

●	Ethanol. The Company sells its ethanol via a marketing agreement with Eco-Energy, Inc. Eco-Energy sells one hundred percent of the Company’s ethanol production based on agreements with end users at prices agreed upon mutually among the end user, Eco-Energy, and the Company. Our performance obligations consist of our obligation to deliver ethanol to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. The marketing agreement calls for control and title to pass to Eco-Energy once a rail car is released to the railroad or a truck is released from the Company’s scales. Revenue is recognized then at the price in the agreement with the end user, net of commissions, freight, and fees.

●	Distillers’ grains. The Company engages another third-party marketing company, Gavilon, Inc, to sell one hundred percent of the distillers grains it produces at the plant. Gavilon takes title and control once a rail car is released to the railroad or a truck is released from the Company’s scales. Prices are agreed upon between Gavilon and the Company. Our performance obligations consist of our obligation to deliver distillers grains to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight, and fees.

●	Distillers’ corn oil (corn oil). The Company sells one hundred percent of its corn oil production to RPMG, Inc. The process for selling corn oil is the same as our distillers’ grains. RPMG takes title and control once a rail car is released to the railroad or a truck is released from the Company's scales. Prices are agreed upon between RPMG and the Company. Our performance obligations consist of our obligation to deliver corn oil to our customers. Our customer contracts consist of orders received from the customer pursuant to a marketing agreement. Revenue is recognized net of commissions, freight, and fees.

●	Agrinatural generates revenue from the transportation of natural gas to residential and commercial customers. Revenue is recognized at the point when natural gas is delivered at the transaction price established in the contract.

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

April 30, 2021

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

April 30, 2021

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, which were compounded by the impact of the novel coronavirus ("COVID-19"). These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, the Company was not in compliance with its working capital and net worth covenant requirements, for which a waiver was obtained. The Company was in compliance with its working capital and net worth covenant requirements as of April 30, 2021 and expects future compliance during the next twelve months.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, and improved net income for the three months ended April 30, 2021, market conditions have resulted in losses for the six months ended April 30, 2021.

The Company believes its operating cash flows, cash on hand, and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant or if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

The Company is working toward a merger with Granite Falls Energy, LLC (“GFE”), the Company’s majority owner. Pursuant to a Merger Agreement, GFE would acquire the minority ownership interest of the Company for $14 million, or approximately $0.36405 per unit, and the Company would become a wholly owned subsidiary of GFE. The Company believes the merger would provide the Company with additional financial resources to assist the Company’s continued operations. The Merger is subject to approval by the minority interest unitholders of HLBE. A special meeting of the members of HLBE is expected to be held in summer 2021 to vote on the proposed merger. If approved by the minority unitholders, the merger is expected to close following the special meeting.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

3.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and six months ended April 30, 2021 and 2020:

	Three Months Ended April 30, 2021
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$29,320,871	$—	$29,320,871
Distillers’ Grains	5,227,309	—	5,227,309
Corn Oil	1,857,402	—	1,857,402
Other	303,513	—	303,513
Natural Gas	—	324,007	324,007
Total Revenues	$36,709,095	$324,007	$37,033,102

	Three Months Ended April 30, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$11,094,276	$—	$11,094,276
Distillers’ Grains	3,347,108	—	3,347,108
Corn Oil	735,028	—	735,028
Other	191,806	—	191,806
Natural Gas	—	236,751	236,751
Total Revenues	$15,368,218	$236,751	$15,604,969

	Six Months Ended April 30, 2021
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$48,041,220	$—	$48,041,220
Distillers’ Grains	8,926,345	—	8,926,345
Corn Oil	3,246,480	—	3,246,480
Other	529,259	—	529,259
Natural Gas	—	730,867	730,867
Total Revenues	$60,743,304	$730,867	$61,474,171

	Six Months Ended April 30, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$31,386,160	$—	$31,386,160
Distillers’ Grains	7,835,912	—	7,835,912
Corn Oil	1,649,426	—	1,649,426
Other	487,723	—	487,723
Natural Gas	—	926,028	926,028
Total Revenues	$41,359,221	$926,028	$42,285,249

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

4.INVENTORY

Inventory consisted of the following:

	April 30, 2021	October 31, 2020
	(unaudited)
Raw materials	$2,096,668	$2,440,997
Work in process	937,241	713,037
Finished goods	4,955,285	2,677,095
Supplies	1,320,719	1,232,546
Totals	$9,309,913	$7,063,675

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $0 and $745,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $0 and $1,622,000 for the six months ended April 30, 2021 and 2020, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $0 and $48,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $0 and $174,000 for the six months ended April 30, 2021 and 2020, respectively.

5.DERIVATIVE INSTRUMENTS

As of April 30, 2021, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 2,100,000 bushels, comprised of long corn futures positions on 800,000 bushels that were entered into to hedge forecasted ethanol sales through July 2021, and short corn futures positions on 1,300,000 bushels that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 5,120,000 bushels through September 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of April 30, 2021, the Company had approximately $647,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at April 30, 2021, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	325,238	—
Totals		$325,238	$—

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended April 30,		Six Months Ended April 30,
	Operations Location	2021	2020	2021	2020
Corn contracts	Cost of goods sold	$105,235	$(435,563)	$(2,819,419)	$(516,331)
Ethanol contracts	Revenues	53,763	(81,738)	110,241	(163,590)
Total gain (loss)		$158,998	$(517,301)	$(2,709,178)	$(679,921)

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at April 30, 2021:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
Financial Assets:	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Corn	$325,238	$325,238	$325,238	$—	$—

Financial Liabilities:
Accounts Payable (1)	$69,506	$69,506	$—	$69,506	$—

The following table sets forth, by level, the Company assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2020:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable inputs
Financial Assets	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Commodity Derivative instruments - Ethanol	$15,150	$15,150	$15,150	$—	$—

Financial Liabilities:
Commodity Derivative instruments - Corn	$173,928	$173,928	$173,928	$—	$—
Accounts Payable (1)	$553,248	$553,248	$—	$553,248	$—

(1)Accounts payable are generally stated at historical amounts with the exception of amounts in this table related to certain delivered inventory for which the payable fluctuates based on the changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

7.DEBT FACILITIES

Long-term debt consists of the following:

	April 30, 2021	October 31, 2020
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$10,005,520	$7,891,426
Single advance term note payable to lending institution, see terms below.	2,700,000	3,000,000
Short term revolving note, see notes below	6,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	300,551	300,551
SBA Paycheck Protection Program loan, see terms below.	595,693	595,693
Granite Falls Energy note, see terms below.	5,000,000	—
Totals	18,607,764	11,787,670
Less amounts due within one year	1,023,039	11,492,059
Net long-term debt	$17,584,725	$295,611

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13 million principal commitment.  The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. As of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, the Company was not in compliance with its working capital and net worth covenant requirements, for which a waiver was obtained. The Company was in compliance with its debt covenants on April 30, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

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

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.47% at April 30, 2021.

The Company also agreed to pay an unused commitment fee on the unused available portion of the amended revolving term loan commitment at the rate of 0.500% per annum, payable monthly in arrears.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

Short Term Revolving Promissory Note

In February 2021, the Company entered into a revolving promissory note with its lender in order to finance the operating needs of the Company. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, the Company may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. Final payment of amounts borrowed under the revolving promissory note was June 1, 2021, which was extended to August 1, 2021 in May 2021. Interest of the loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate and is payable monthly in arrears. The rate totaled 3.47% at April 30, 2021. In addition, the Company agreed to pay an unused commitment fee on the unused available portion of the loan at the rate of 0.50% per annum payable monthly in arrears.

SBA Paycheck Protection Program Loan

In March 2020, Congress passed the Paycheck Protection Program, authorizing loans to small businesses for use in paying employees that they continue to employ throughout the COVID-19 pandemic and for rent, utilities and interest on mortgages. Loans obtained through the Paycheck Protection Program are eligible to be forgiven as long as the proceeds are used for qualifying purposes and certain other conditions are met. On April 18, 2020, the Company received a loan in the amount of $595,693 through the Paycheck Protection Program. The loan was forgiven in full during March 2021. Forgiveness income is recorded as a component of other income on the statement of operations.

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

Negotiable Promissory Note with GFE

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%, which totaled 3.47% at April 30, 2021. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note, which was classified as a current liability. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations of the Credit Facility loan covenants, those violations would also be considered a default on this promissory note.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

Estimated annual maturities of long-term debt at April 30, 2021 are as follows based on the most recent debt agreements:

2022	$1,023,039
2023	15,723,442
2024	719,107
2025	720,303
2026	421,873
Total debt	$18,607,764

8.LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three and six months ended April 30, 2021, the Company’s weighted average discount rate was 4.87%.  Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the six months ended April 30, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of April 30, 2021:

Twelve Months Ended April 30,
2022	$1,767,000
2023	1,767,000
2024	1,728,000
2025	1,650,000
2026	1,650,000
Thereafter	1,412,500
Totals	9,974,500
Less: Amount representing interest	1,347,214
Lease liabilities	$8,627,286

For the three and six months ended April 30, 2021, HLBE recorded operating lease costs for these leases of approximately $644,000 and $1,255,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.  For the three and six months ended April 30, 2020, HLBE recorded operating lease costs for these leases of approximately $490,000 and $1,021,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

9.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At April 30, 2021, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,689,000 bushels for deliveries through March 2022.

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed at April 30, 2021, and approximately $47,000 at October 31, 2020.

Ethanol Forward Contracts

At April 30, 2021, the Company had fixed and basis contracts to sell approximately $21,460,000 of ethanol for various delivery periods through June 2021, which approximates 90% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At April 30, 2021, the Company had forward contracts to sell approximately $2,500,000 of distillers’ grains for delivery through September 2021, which approximates 16% of its anticipated distillers' grains sales during that period.

Corn Oil Forward Contracts

At April 30, 2021, the Company had forward contracts to sell approximately $597,000 of corn oil for delivery through May 2021, which approximates 40% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease.  HLBE believes that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at April 30, 2021 and October 31, 2020 to be approximately $620,000 and $597,000, respectively.  HLBE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred. During the three-month periods ended April 30, 2021 and 2020, the Company has recorded an expense for recognition of damages and actual repairs in cost of goods of approximately $43,000 and $12,000, respectively.  During the six-month periods ended April 30, 2021 and 2020, the Company has recorded an expense for recognition of damages and actual repairs in cost of goods of approximately $55,000 and $23,000, respectively.

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at April 30, 2021 and October 31, 2020.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. The change of interest is recorded as an equity transaction in accordance with ASC 805.

11.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $124,000 and $135,000 for the three months ended April 30, 2021 and 2020, respectively. Total expenses under this agreement were approximately $243,000 and $258,000 for the six months ended April 30, 2021 and 2020, respectively, of which approximately $73,000 is included in accounts payable at April 30, 2021.

In February 2020, Agrinatural entered into a natural gas local distribution company management agreement with GFE for, among other purposes, the purpose of sharing certain management employees. The agreement automatically renews for successive one-year terms unless and until Agrinatural or GFE gives the other party 30 days’ written notice of termination prior to expiration of the initial term or the start of a renewal term. The agreement may also be terminated by either party for cause under certain circumstances. Under the agreement, GFE supplies its personnel to act as part-time officers of Agrinatural for the positions of chief executive officer and chief financial officer. In return, Agrinatural pays GFE $9,000 per month, excluding fees for third-party services. GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the agreement. Total expenses under this agreement were approximately $27,000 and $54,000 for the three and six months ended April 30, 2021, respectively.

Corn Purchases - Members

HLBE purchased corn from board members of approximately $4,934,000 and $750,000 for the three months ended April 30, 2021 and 2020, respectively, and approximately $8,676,000 and $5,815,000 for the six months ended April 30, 2021 and 2020, respectively.

12.BUSINESS SEGMENTS

The Company groups its operations into the following two business segments:

Ethanol Production	Ethanol and co-product production and sales
Natural gas pipeline	Ownership and operations of natural gas pipeline

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

April 30, 2021

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$36,709,095	$15,368,218	$60,743,304	$41,359,221
Natural gas pipeline	745,754	606,898	1,563,483	1,743,115
Eliminations	(421,747)	(370,147)	(832,616)	(817,087)
Total Revenue	$37,033,102	$15,604,969	$61,474,171	$42,285,249

	Three Months Ended		Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$2,082,922	$(6,567,621)	$(2,190,355)	$(9,380,399)
Natural gas pipeline	447,483	252,523	824,475	898,821
Eliminations	(160,421)	(104,402)	(286,495)	(286,858)
Operating Income (Loss):	$2,369,984	$(6,419,500)	$(1,652,375)	$(8,768,436)

	April 30, 2021	October 31, 2020
Assets:	(unaudited)
Ethanol production	$51,642,711	$49,613,394
Natural gas pipeline	13,915,703	13,466,787
Total Assets	$65,558,414	$63,080,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended April 30, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2020, and on Form 10-Q for the three months ended January 31, 2021, as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol, which is affected by various factors including: the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn, government policies, the price and availability of competing fuels;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, which is affected by various factors including: domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuel Standard (“RFS”) and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the RFS and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

●	Our CEO and General Manager retired effective May 26, 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business; and
●	The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business.

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

We have a management services agreement with Granite Falls Energy, LLC, a Minnesota limited liability company that operates an ethanol plant located in Granite Falls, Minnesota (“GFE”).  GFE owns approximately 50.7% of our outstanding membership units. Pursuant to the management services agreement, GFE provides its chief executive officer, chief financial officer, and commodity risk manager to act in those positions as our part-time officers (the “Management Services Agreement”).

Ethanol Production

Our primary line of business is the Company’s operation of its ethanol plant, including the production and sale of ethanol and its co-products (distillers’ grains, non-edible corn oil and corn syrup).  These operations are aggregated into one financial reporting segment.

Our ethanol plant has a nameplate capacity of 50 million gallons per year.  We have received EPA pathway approval and have obtained permits from the Minnesota Pollution Control Authority to increase our production capacity to approximately 72.3 million gallons of undenatured fuel-grade ethanol on a twelve-month rolling sum basis. We are currently operating above our stated nameplate capacity on an annualized basis and intend to continue to do so into the future, dependent on industry conditions and plant profitability. In response to repeated malfunctions with our boiler, we installed a new boiler at our plant in January 2021 at a cost of approximately $5.3 million, which has improved the efficiency and profitability of ethanol production at the plant.

We market and sell our products primarily using third-party marketers.  The markets in which our products are sold may be local, regional, national, and international and depend primarily upon the efforts of third party marketers.  We have contracted with Eco-Energy, LLC to market all of our ethanol, Gavilon Ingredients, LLC to market our distillers’ grains, and RPMG, Inc. to market our corn oil.  We also occasionally independently market and sell excess corn syrup from the distillation process to local livestock feeders.

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

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in tight margins and may resulted in future losses.

Proposed Merger with Granite Falls Energy, LLC

During the three months ended April 30, 2021, the Company developed plans to engage in a merger with GFE, its majority owner. Specifically, on March 24, 2021, the Company and GFE, executed a Merger Agreement (the “Merger Agreement”), pursuant to which GFE will acquire the minority interest of HLBE (the “Merger”). The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, (“Merger Sub”) a wholly owned subsidiary of GFE, will merge with and into the Company, with the Company surviving the transaction as a wholly owned subsidiary of GFE.

GFE currently owns approximately 50.7% of the Company’s units. Pursuant to the Merger Agreement, GFE will acquire the remainder of the units (the “Minority Ownership Interest”). The purchase price for the entire Minority Ownership Interest is $14,000,000 in cash payable at the closing of the Merger. Each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per Unit. (the “Merger Consideration”). Upon the completion of the merger, Minority Ownership Interest unitholders will no longer own any units of the Company and will no longer have any rights as a member or owner of the Company.

The units of Company held by GFE immediately prior closing of Merger shall be cancelled with no consideration issued to GFE. GFE will emerge from the transaction as the sole owner of the Company.  At the time the Merger becomes effective, 100 percent of the membership interest in the Merger Sub shall be converted into and become 100 percent of the membership interests in the Company, as the surviving company in the Merger.

The Merger is subject to approval by the Minority Ownership Interest. We intend to convene a special meeting of the members of the Company to vote on the proposed Merger (the “Special Meeting”) in the summer of 2021. The Merger is also conditioned on regulatory approval, the consent the Company’s lender, and GFE’s ability to obtain financing for the transaction. If such approvals and consents are obtained, the Merger is expected to close following the Special Meeting.

Upon closing of the Merger, the Company intends to file a Certification and Notice of Termination of Registration with the SEC, which will allow the Company to operate without being registered with the SEC. Upon termination of the

Company’s SEC registration, the Company will no longer be required to file quarterly and annual reports with the SEC. GFE, which will become the Company’s sole owner upon closing of the Merger, will continue to be registered with the SEC and will continue to file required SEC reports after completion of the Merger.

A complete description of the Merger and the Merger Agreement is available in the Company’s preliminary proxy statement filed with the SEC on May 21, 2021, and is hereby incorporated by reference. Copies of the Merger Agreement, a Plan of Merger and associated voting agreements were published with our Form 8-K filed with SEC on March 25, 2021 and are herein incorporated by reference.

Effect if the Merger is Not Completed

If the Merger is not completed, the Company’s unitholders will not receive the Merger Consideration or any other payment for their units of the Company. Instead, Company will remain a majority-owned subsidiary of GFE.

Further, the Company has experienced significant net losses due to several factors, including elevated corn prices, the breakdown of our ethanol plant’s boiler, and reduced demand for ethanol due to several factors, including the COVID-19 pandemic.  Due to these net losses, the Company has violated certain loan covenants during the past fiscal year related to working capital and net worth ratio, for which the Company has obtained waivers from its lender. The Company was in compliance with its debt covenants on April 30, 2021. However, future violations of these loan covenants would allow the Company’s lender to accelerate certain loans and designate a substantial portion of the Company’s debt due and payable. If the Company’s loans became due and payable, there is a substantial risk the Company would lack the cash on hand, borrowing capacity, and cash flows to repay the debt, and if this were to occur, the Company could be forced to cease operations or seek bankruptcy protection.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, market conditions have resulted in losses. If the Merger is not completed, the Company intends to source other capital sources, which may include re-negotiating their debt agreements and terms or seek potential equity solutions. At this time, there are no commitments to do so and we may not be successful in doing so.

Appointment of Jeffrey Oestmann as CEO

GFE appointed Jeffrey Oestmann as Chief Executive Officer (“CEO”) effective May 26, 2021, pursuant to a letter of employment (the “Employment Agreement”) dated May 20, 2021. Pursuant to the Management Services Agreement, GFE’s executive officers also serve as executive officers of the Company. Thus, Oestmann began serving as CEO of the Company effective May 26, 2021. Oestmann replaces Steve Christensen, who had served as CEO of the Company and GFE since 2012, and who resigned as CEO effective May 26, 2021, pursuant to a separation agreement between Christensen and GFE (the “Separation Agreement”). The Employment Agreement is available on the Company’s Form 8-K filed with the SEC May 25, 2021, and is hereby incorporated by reference. The Management Services Agreement and Separation Agreement are available on the Company’s Form 8-K filed with the SEC February 22, 2021, and are hereby incorporated by reference.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2021, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Management believes that the ethanol outlook in the fiscal year 2021 will remain relatively consistent with this quarter. The widespread distribution of COVID-19 vaccines and the subsequent reopening of many business have improved the overall economic outlook and the demand for fuel, including the ethanol we produce. However, lingering effects of the COVID-19 pandemic and other factors could continue to negatively affect our profitability.  Additionally, continued large corn supplies and increases in ethanol production capacity could negatively affect our profitability. This negative impact could worsen if domestic ethanol inventories increase, or if U.S. exports of ethanol decline.

Ethanol production largely rebounded and remained steady in late 2020 after briefly and significantly declining during the second fiscal quarter of 2020 at the onset of the COVID-19 pandemic. In the three months ended April 30, 2021, ethanol production briefly and significantly declined again due to the severe weather incidents. Unusually cold weather affecting much of the United States in February 2021 disrupted the supply of natural gas and as a result natural gas spot prices approached record-high levels. Many ethanol production facilities, including our plant, rely on natural gas to process corn into ethanol. As a result, in February 2021 many fuel ethanol producers reduced production rates and estimated fuel ethanol margins fell to negative levels. U.S. weekly fuel ethanol production fell to an average of 658,000 barrels per day (b/d) during the week of February 21, 2021, which was the lowest weekly production level since May 11, 2020, and 38% lower than at the same time last year, according to the U.S. Energy Information Administration (“EIA”). Production rates have since returned to average levels, but fuel ethanol inventories remain lower than their typical seasonal averages heading into the summer driving season. While the reduction in ethanol inventory may result in higher prices for ethanol and higher operating margins for the Company, management expects ethanol production and inventories to rebound industrywide and margins for our Company to remain tight.

Additionally, a decrease in exports could reduce demand for biofuel including the ethanol we produce. Annual U.S. fuel ethanol exports decreased by 9% in 2020, marking the second consecutive annual drop in U.S. fuel ethanol experts and the lowest level for such exports since 2015, according to the EIA. Exports of U.S. fuel ethanol to Brazil, the world’s second largest consumer of fuel ethanol, decreased significantly in 2020. All U.S. fuel ethanol exports to Brazil now face a 20% Brazilian tariff since a tariff-free fuel ethanol quote expired in December 2020. The new tariff will likely lower U.S. fuel ethanol export volumes to Brazil in the near term, according to the EIA. As a result, demand for biofuel, including our ethanol, could decrease.

Further, management believes that waivers of small refiner renewable volume obligations (“RVOs”) by the U.S. Environmental Protection Agency (“EPA”), as well as uncertainty regarding enforcement of the RFS , could contribute to negative or low margins.

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability. According to the EIA May 2021 Short Term Energy Outlook, EIA estimates that U.S. gasoline consumption will average 9.0 million barrels per day this summer (April through September), up from 7.8 million barrels per day during the summer of 2021 but down from 0.6 million barrels per day from summer 2019. In addition, EIA forecasts relatively stable prices for crude oil, projecting Brent crude oil prices to average $65 per barrel in the second quarter of 2021, $61 per barrel for the remainder of the year, and $61 per barrel in 2022. Decreases in the price for crude oil generally have a negative impact on the demand for ethanol.

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

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020, and into 2021 as the COVID-19 pandemic greatly reduced travel and thus reduced demand for fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the spring of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained steady during the three months ended April 30, 2021, and management believes there is potential for fuel demand to increase as COVID-19-related restrictions are lifted and travel increases. However, it is possible that unforeseen consequences of the pandemic or other factors will cause fuel demand and ethanol prices to remain flat or decrease, thus negatively affecting our business. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Management believes that various factors, including unemployment benefits offered in response to the COVID-19 pandemic, have exacerbated an ongoing labor shortage. While we currently have sufficient employees to operate our production facility, it is possible that the current shortage of qualified, available workers could result in higher labor costs and could negatively affect our ability to efficiently operate our production facility.

Supply and Demand

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations. Various factors, including disruptions caused by the COVID-19 pandemic, have resulted in significant increases in the costs of raw materials, including the corn and natural gas we rely on to produce ethanol. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both with respect to obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers. Additionally, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline further and our business would be further adversely affected.

PPP Loans

On April 18, 2020, the Company received $595,693 under the Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19. This note was forgiven in full in March 2021.  The Company received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693. Management expects the entire loan will be used for payroll, utilities and interest; therefore, management anticipates that the loan will be substantially forgiven. To the extent it is not forgiven, the Company would be required to repay that portion at an interest rate of 1% with principal repayment installments beginning in March 2022 with a final installment in February 2026.

Outlook

The adverse conditions created by the COVID-19 pandemic caused the Company to experience negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, we have experienced instances of noncompliance with certain loan covenants related to our working capital and net worth ratio, for which the Company has received waivers from its lender.  We were in compliance with our financial covenants as of April 30, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

While  the lifting of restrictions related to COVID-19 has improved the overall economic outlook, the pandemic is ongoing, and its dynamic nature makes it difficult to forecast the long-term effects on our industry as a whole and our Company specifically. It is possible that even as the pandemic subsides, there will be permanent changes to social and economic patterns that will reduce demand for ethanol, such as reduced travel due to an increase in remote working.

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

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal RFS.  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

However, President Joe Biden’s administration, which took office in January 2021, has indicated support for RFS blending rules and energy policies that could be beneficial to the ethanol industry and our business. Specifically, the EPA under the Biden administration has announced it supports the interpretation of the RFS’s small-refinery provisions made by U.S. Court of Appeals for the Tenth Circuit in a 2020 decision. In the case, Renewable Fuels Association et al. v. EPA, various agriculture and biofuel groups challenged the EPA’s grant of waivers to three specific refineries. The waived gallons were not redistributed to obligated parties, and thus reduced the aggregate RVOs under the RFS.  In January 2020, the court struck down the exemptions as improperly issued by the EPA. The court interpreted the RFS statute to require that any exemption granted to a small refinery after 2010 must take the form of an “extension.” In February 2021, the EPA announced it supported the 10th Circuit’s interpretation of the RFS, reversing the position the EPA took under the previous administration. Nonetheless, it is uncertain whether the 10th Circuit’s interpretation will be upheld or whether the Biden administration will continue to support energy policies that benefit the ethanol industry and our business. The case was appealed to the U.S. Supreme Court, which heard arguments in the case in April 2021. The Supreme Court’s decision in the case is expected in the summer of 2021.

Additional legal actions related to the RFS are underway. These include lawsuits challenging fuel volume waivers based on “inadequate domestic supply,” challenging the EPA’s lower threshold for granting small refinery exemptions, seeking broader, forward-looking remedy to account for the collective lost volumes caused by recent small refinery exemptions, alleging that the EPA and U.S. Department of Energy have improperly denied access to public records request by RFA, and challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. If these legal actions, which generally seek to require the EPA to enforce the renewable fuel blending requirements of the RFS, are unsuccessful, there may negative impacts on the ethanol industry and our financial performance.

The prices of renewable identification number (“RIN”) credits — the compliance mechanisms for the RFS program administered by the U.S. Environmental Protection Agency (“EPA”) — increased during the three months ended April 30, 2021, briefly approaching their highest nominal levels in the history of the program. The corn ethanol (D6) RIN price reached more than $1.00 per gallon (gal) in late January and early February 2021, the highest price since 2013, when the D6 RIN price reached an all-time high. The price of RIN credits reflects compliance and trading activity related to the RFS and can either be used to comply with the RFS or traded in the secondary market to buyers seeking to comply with the RFS. Increases in RIN prices can encourage increased biofuel consumption, according to the EIA.

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

The CARES Act also provided for the Small Business Administration to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the “PPP”) was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our first PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

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

On March 11, 2021, the federal government enacted the American Rescue Plan Act of 2021, which provided $1.9 trillion in economic stimulus through various programs intended to accelerate the nation’s recovery from the COVID-19 pandemic. The American Rescue Plan primarily provided additional funding for programs created in previous COVID-19 legislation, such as increased unemployment benefits, direct payments to households, expanded paid sick leave, increased food stamp benefits, rental assistance, and small business grants. Management believes the legislation could contribute to inflation, including increases in the costs of labor and the raw materials we require to produce ethanol, and thus could negatively affect our operating margins.

Results of Operations for the Three Months Ended April 30, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2021 and 2020 (amounts in thousands).

	Three Months Ended April 30,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$37,033	100.0%	$15,605	100.0%
Cost of Goods Sold	33,630	90.8%	21,049	134.9%
Gross Profit (Loss)	3,403	9.2%	(5,444)	(34.9)%
Operating Expenses	(1,033)	(2.8)%	(975)	(6.2)%
Operating Income (Loss)	2,370	6.4%	(6,419)	(41.1)%
Other Income, net	506	1.4%	177	0.1%
Net Income (Loss)	$2,876	7.8%	$(6,242)	(40.0)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 99.1% of our total revenues for the three months ended April 30, 2021 and approximately 98.5% of our total revenues for the three months ended April 30, 2020.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 0.9% of our consolidated revenues for the three months ended April 30, 2021 and approximately 1.6% of our consolidated revenues for the three months ended April 30, 2020.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended April 30, 2021:

	Three Months Ended April 30, 2021
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$29,321	79.2%
Distillers' grains sales	5,227	14.1%
Corn oil sales	1,857	5.0%
Corn syrup sales	304	0.8%
Agrinatural revenues (net of intercompany eliminations)	324	0.9%
Total Revenues	$37,033	100.0%

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

Our total consolidated revenues increased approximately 137.3% for the three months ended April 30, 2021, as compared to the three months ended April 30, 2020, due to increases in the volume produced and the price received for ethanol, distillers’ grains, and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended April 30, 2021 and 2020:

	Three Months Ended April 30, 2021		Three Months Ended April 30, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	17,280	$1.70	10,171	$1.09
Distillers' grains (tons)	34	$151.65	24	$139.54
Corn oil (pounds)	4,079	$0.46	2,816	$0.26

Ethanol

Total revenues from sales of ethanol increased by approximately 164.3% for the three months ended April 30, 2021, compared to the same period of 2020 due to an approximately 69.9% increase in the volume of ethanol sold from period to period and an approximately 56.0% increase in the average price received for ethanol. The increase in volume was due to the fact that the Company’s plant was idled for part of three months ended April 30, 2020, in response the brief and severe decrease in fuel consumption during the onset of the COVID-19 pandemic. Additionally, during the three months ended April 30, 2021, the Company began operating its new boiler, which has improved production efficiency. The increase in the average price received was attributable to increased demand for fuel in 2021 as the economy improved following the COVID-19 pandemic.

From time to time, we engage in hedging activities with respect to our ethanol sales. At April 30, 2021, the Company had fixed and basis contracts to sell approximately $21,460,000 of ethanol for various delivery periods through June 2021, which approximates 90% of its anticipated ethanol sales for that period.  Separately, ethanol derivative instruments resulted in a gain of approximately $54,000 for the three months ended April 30, 2021. In comparison, we had a loss of approximately $82,000 on ethanol derivatives for the three months ended April 30, 2020.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 56.2% for the three months ended April 30, 2021 compared to the same period of 2020.  Our revenue increased due to an approximately 43.7% increase in the volume of distillers’ grains sold along with an approximately 8.7% increase in the average price per ton we received for our distillers’ grains from period to period.

At April 30, 2021, the Company had forward contracts to sell approximately $2,500,000 of distillers’ grains for delivery through September 2021, which approximates 16% of its anticipated distillers' grains sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 152.7% for the three months ended April 30, 2021 compared to the same period of 2020, due to an approximately 44.9% increase in pounds sold from period to period, coupled with an approximately 74.4% increase in the average price per pound we received for our corn oil from period to period.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At April 30, 2021, the Company had forward contracts to sell approximately $597,000 of corn oil for delivery through May 2021, which approximates 40% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 59.8% for the three months ended April 30, 2021, compared to the three months ended April 30, 2020.  As a percentage of revenues, our cost of goods sold decreased from 134.9% for the three months ended April 30, 2020 to approximately 90.8% for the three months ended April 30, 2021.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended April 30, 2021 and April 30, 2020 was approximately $1.75 and $1.86 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended April 30, 2021:

	Three Months Ended April 30, 2021
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$27,157	80.8%
Natural gas costs	1,708	5.1%
All other components of costs of goods sold	4,765	14.1%
Total Cost of Goods Sold	$33,630	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 77.7% greater for the three months ended April 30, 2021 compared to the three months ended April 30, 2020.  This increase was due to an increase of approximately 48.3% in the number of bushels we processed and an increase of approximately 19.9% in the price of corn per bushel in the three months ended April 30, 2021, compared with the same period a year earlier.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8)  improved during the three months ended April 30, 2021 but remained negative. The corn-ethanol price spread was approximately -$0.07 in the three months ended April 30, 2021, an increase of $0.31 from the same period a year earlier, when the corn-ethanol spread was approximately -$0.38.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At April 30, 2021, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,689,000 bushels for deliveries through March 2022.

Our corn derivative positions resulted in a gain of approximately $105,000 for the three months ended April 30, 2021 and a loss of approximately $436,000 for the three months ended April 30, 2020. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 32.9% for the three months ended April 30, 2021 compared to the same period a year earlier. Management attributes this increase in cost of natural gas from period to period to increased ethanol production. Natural gas prices increased briefly in early February due to disruptions caused by severe weather events but decreased thereafter and remained relatively flat for the remainder of the three months ended April 30, 2021.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components increased approximately 6.4% for the three months ended April 30, 2021 compared to the same period a year earlier. Management attributes the increase in costs of goods sold related to all other components to increased production in the three months ended April 30, 2021.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended April 30, 2021 increased approximately 5.9% compared to the three months ended April 30, 2020. Operating expenses were lower in the 2020 period due because less wages were paid when the plant was idled.  Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income (Loss)

We experienced operating income of approximately $2.4 million for the three months ended April 30, 2021, compared with an operating loss of approximately $6.4 million in the three months ended April 30, 2020. The increase in operating income is attributable to various factors including the increased price per gallon of ethanol and increased production due to the fact that we idled our plant for a portion of the three months ended April 30, 2020, in response to the COVID-19 pandemic.

Other Income, Net

We had net other income of  approximately $506,000 during the three months ended April 30, 2021 compared to net other income of $177,000 for the same period a year earlier.  We had more other income during the three months ended April 30, 2021 compared to the same period a year earlier due primarily to patronage dividends received during 2021 and forgiveness of a Payment Protection Program loan totaling approximately $596,000.

Results of Operations for the Six Months Ended April 30, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021 and 2020 (amounts in thousands).

	Six Months Ended April 30,
	2021		2020
Statement of Operations Data		%		%
Revenues	$61,474	100.0%	$42,285	100.0%
Cost of Goods Sold	61,006	99.2%	49,179	116.3%
Gross Profit (Loss)	468	0.8%	(6,894)	(16.3)%
Operating Expenses	(2,120)	(3.5)%	(1,874)	(4.4)%
Operating Loss	(1,652)	(2.7)%	(8,768)	(20.7)%
Other Income, net	548	0.9%	177	0.4%
Net Loss	(1,104)	(1.8)%	(8,591)	(20.3)%
Less: Net Income Attributable to Non-controlling Interest	—	—%	(68)	0.2%
Net Loss Attributable to Heron Lake BioEnergy, LLC	$(1,104)	(1.8)%	$(8,659)	(20.5)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 98.8% and 97.8% of our total consolidated revenues for the six months ended April 30, 2021 and 2020, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations), which represented 1.2% and 2.2% of our consolidated revenues for the six months ended April 30, 2021 and 2020, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021:

	Six Months Ended April 30, 2021
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$48,041	78.1%
Distillers' grains sales	8,926	14.5%
Corn oil sales	3,246	5.3%
Corn syrup sales	530	0.9%
Agrinatural revenues (net of intercompany eliminations)	731	1.2%
Total Revenues	$61,474	100.0%

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

Our total consolidated revenues increased by approximately 45.4% for the six months ended April 30, 2021, as compared to the same period of 2020, due to increases in the quantities produced of our three primary products — ethanol, distillers’ grains and corn oil — as well as  increases in the prices received for ethanol and corn oil, offset by a decrease in the price received for distillers grains. The following table reflects quantities of our three primary products sold and the average net prices received for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30, 2021		Six months Ended April 30, 2020
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	31,566	$1.52	25,674	$1.22
Distillers' grains (tons)	74	$121.01	57	$137.94
Corn oil (pounds)	8,440	$0.38	6,821	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 53.1% for the six months ended April 30, 2021 compared to the same period of 2020 due to an approximately 22.9% increase in the volume sold due to increased production during the 2021 period, coupled with a 24.5% increase in the average price per gallon we received for our ethanol from period to period. The increase in ethanol prices resulted principally from increased demand for ethanol in 2021 due to the easing of COVID-19-related restrictions and the subsequent increase fuel consumption.

Our ethanol derivative instruments resulted in a gain of approximately $110,000 for the six months ended April 30, 2021. In comparison, our ethanol derivative instruments resulted in a loss of approximately $164,000 for the six months ended April 30, 2020. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $274,000 and $1,622,000 for the six months ended April 30, 2021 and 2020, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 13.9% for the six months ended April 30, 2021 compared to the same period of 2020.  This increase is due to an approximately 30.9% increase in the volume sold, which was partially offset by a 13.0% decrease in the average price per ton received for our distillers’ grains from period to period. The increase in revenue from sales of distillers’ grains is due to increased production, while the decrease in the price received was due to a weaker domestic market.

Corn Oil

Total revenues from sales of corn oil increased by approximately 96.8% for the six months ended April 30, 2021 compared to the six months ended April 30, 2020 due primarily to an approximately 59.1% increase in the average price per pound we received for our corn oil from period to period, coupled with an approximately 23.7% increase in pounds sold.

Cost of Goods Sold

Our cost of goods sold increased by approximately 24.0% for the six months ended April 30, 2021, as compared to the six months ended April 30, 2020.  As a percentage of revenues, our cost of goods sold decreased to approximately 99.2% for the six months ended April 30, 2021, as compared to approximately 116.3% for the same period in 2020 due to a greater increase price of ethanol than the increase in the price of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the six months ended April 30, 2021 and 2020 was approximately $1.74 and $1.72 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the six months ended April 30, 2021:

	Six Months Ended April 30, 2021
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$49,864	81.7%
Natural gas costs	3,296	5.4%
All other components of costs of goods sold	7,846	12.9%
Total Cost of Goods Sold	$61,006	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 35.2% greater for the six months ended April 30, 2021 compared to the same period of 2020.  The increase resulted from an approximately 14.8% increase in the number of bushels of corn processed from period to period, coupled with an approximately 17.9% increase in the average price per bushel paid for corn from period to period. The increase in bushels processed was due to increased production, as we idled the plant for a portion of the six months ended April 30, 2020. Management attributes the increase in corn prices to weather conditions and increased demand. Management anticipates that corn prices will remain higher.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) improved during  the six months ended April 30, 2021. The corn ethanol spread was approximately -$0.17 for the six months ended April 30, 2021, which was approximately $0.04 more profitable than the same period of 2020, when the corn-ethanol spread was approximately -$0.21.

We had a loss related to corn derivative instruments of approximately $2.8 million for the six months ended April 30, 2021, which increased our costs of goods sold. Comparatively, we had a loss related to corn derivative instruments of approximately $516,000 for the six months ended April 30, 2020, which also increased out cost of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $0 and $174,000 for the six months ended April 30, 2021 and 2020, respectively.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 6.2% for the six months ended April 30, 2021 compared to the same period of 2020.  Management attributes this increase in cost of natural gas from period to period to increased ethanol production. Natural gas prices increased briefly in early February due to disruptions caused by severe weather events but decreased thereafter and remained relatively flat for the remainder of the six months ended April 30, 2021.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 14.9% for the six months ended April 30, 2021 compared to the same period of 2020. Management attributes the greater in costs of goods sold related to all other components in the previous year to projects and repairs conducted while the plant was idled in 2020.

Operating Expenses

Operating expenses for the six months ended April 30, 2021 increased by approximately 13.2% compared to the six months ended April 30, 2020 due primarily to increases in insurance costs, and professional fees.

Operating Loss

Our operating loss for the six months ended April 30, 2021 was approximately $7.1 million less compared to the same period of 2020, decreasing approximately 81.2% from period to period.  This decreased loss resulted largely from the increased price of ethanol and improved operating efficiency.

Other Income, Net

We had net other income of approximately $548,000 and $177,000 during the six months ended April 30, 2021 and 2020, respectively.  We had more other income primarily due to the loan forgiveness income recorded in the six months ended April 30, 2021 pursuant to the Paycheck Protection Program.

Changes in Financial Condition at April 30, 2021 and October 31, 2020

The following table highlights our financial condition at April 30, 2021 and October 31, 2020 (amounts in thousands):

	April 30, 2021	October 31, 2020
Current Assets	$18,611	$13,268
Total Assets	$65,558	$63,080
Current Liabilities	$8,083	$21,116
Long-Term Debt, less current portion	$17,585	$296
Operating Leases, long-term liabilities	$7,250	7,947
Other Long-Term Liabilities	$620	$597
Members' Equity attributable to Heron Lake BioEnergy, LLC	$32,021	$33,125

The increase in current assets is attributable to an increase in inventory of approximately $2.2 million, an increase in cash and restricted cash of approximately $1.4 million, and an increase in accounts receivable of approximately $959,000 at April 30, 2021, compared to October 31, 2020. The decrease in our current liabilities is primarily due to an approximately $10.5 million decrease in current maturities of long-term debt and an approximately $2.8 million decrease in accounts payable at April 30, 2021, compared to October 31, 2020.

Long-term debt, less current portion was approximately $17.6 million at April 30, 2021, an increase of approximately $17.3 million from approximately $296,000 at October 31, 2020. The increase in Long-term debt, less current portion, was due to the classification of all long-term debt at October 31, 2020 as current due to loan covenant violations, in addition to the execution of a negotiable promissory note with GFE with a $5 million principal commitment, and an amendment to the 2020 Credit Facility to reduce the amount due within one year.

Members’ equity attributable to Heron Lake BioEnergy, LLC decreased by approximately $1.1 million at April 30, 2021, compared to October 31, 2020. The decrease was attributable to the net loss recorded during the six months ended April 30, 2021, which totaled approximately $1.1 million.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our 2020 Credit Facility with Compeer, our Negotiable Promissory Note with GFE, and our revolving promissory note. The Company has suffered recurring operating and cash flow losses related to difficult market conditions and operating performance. The Company was in compliance with its debt covenants on April 30, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

While the Company believes the replacement of the boiler has improved the operating performance of the plant, and led to lower operating costs, and improved net income for the three months ended April 30, 2021, market conditions have resulted in losses for the six months ended April 30, 2021.  The Company believes its operating cash flows, cash on hand, and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service, and other liquidity needs through the next twelve months. If market conditions worsen affecting our ability to profitably operate the plant of if we are unable to transport ethanol, we may be forced to further idle ethanol production altogether.

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Six Months Ended April 30,
	2021	2020
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,737)	$(6,428)
Net cash used in investing activities	$(2,668)	$(614)
Net cash provided by financing activities	$7,764	$5,534
Net increase (decrease) in cash and restricted cash	$1,359	$(1,508)

Operating Cash Flows

During the six months ended April 30, 2021, we used approximately $2.7 million less cash in operating activities compared to the same period one year earlier due to decreased net losses as a result of improved operating efficiency and an increased in the price for ethanol.

Investing Cash Flows

We used more cash for investing activities for the six months ended April 30, 2021 compared to the same period one year earlier due to an increase in capital expenditures for our new boiler.

Financing Cash Flows

During the six months ended April 30, 2021, we received approximately $2.2 million more cash from financing activities than we received during the three months ended April 30, 2020. During the six months ended April 30, 2021, we borrowed approximately $8.2 million from long-term and related party debt and drew approximately $300,000 in excess of bank balances, as well as made payment on long-term debt totaling approximately $800,000. In comparison, during the six months ended April 30, 2020, we had net borrowing of approximately $6.7 million and $2 million of acquisition of non-controlling interest and checks drawn in excess of bank balances of approximately $800,000.

Indebtedness

We have indebtedness consisting of the following loans and agreements: a Revolving Term Note, a Single Advance Term Note, a Negotiable Promissory Note with GFE, a Short Term Revolving Promissory Note, a SBA Paycheck Protection Program Loan, and certain water treatment agreements. Please refer to PART I - Item 1 - Financial Statements, Note 7 - Debt Facilities for additional details.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

At April 30, 2021, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Oestmann, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as April 30, 2021.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Following the most recently completed reporting period, GFE hired a new CEO, Jeffrey Oestmann, to replace Steve Christensen. Oestmann will also serve as the CEO of our Company pursuant to the management services agreement. As our principal executive officer, Oestmann, along with our principal financial officer, Stacie Schuler, will oversee our internal controls and financial reporting moving forward. The Company does not expect any immediate changes to our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020 and in Item 1A of our Form 10-Q for the three months ended January 31, 2021. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

If the Merger with Granite Falls Energy, LLC, is not completed, there is risk the Company could be forced to cease operations or seek bankruptcy protection.

On March 24, 2021, the Company and GFE, executed a Merger Agreement, pursuant to which GFE will acquire the minority interest of HLBE. The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, a wholly owned subsidiary of GFE, will merge with and into the Company, with the Company surviving the transaction as a wholly owned subsidiary of GFE. If the Merger is completed, the Company’s Minority Ownership Interest unitholders will receive $0.36405 per unit and will cease to have any ownership interest in the Company. Accordingly, such current unitholders will not benefit from profits realized by the Company following the Merger. Alternatively, if the Merger is not completed, there is doubt about the Company’s ability to operate as a going concern. Due to substantial losses in 2020, the Company was in violation of certain loan covenants as of as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020. Due to improved market and operating conditions, the Company was in compliance with these loan covenants on April 30, 2021. However, future violations of these loan covenants would allow the Company’s lender to accelerate certain loans and designate a substantial portion of the Company’s debt due and payable. If the Company’s loans became due and payable, there is a substantial risk the Company would lack the cash on hand, borrowing capacity, and cash flows to repay the debt, and if this were to occur, the Company could be forced to cease operations or seek bankruptcy protection. If the Company were forced to cease operations or seek bankruptcy protection, unitholders’ investment in the Company would be at substantial risk.

The Merger is subject to approval by the Minority Ownership Interest and the Company’s lenders and there is no guarantee such approvals will be obtained.

GFE currently owns approximately 50.7% of the Company’s units. The remainder of the Company’s units are held by the Minority Ownership Interest. The Merger is subject to approval by the Minority Ownership Interest. A special meeting of the members of the Company is expected to be held in summer 2021, at which Minority Ownership Interest unitholders will vote on the approval and adoption of the Merger Agreement. The Merger is also subject to approval by the lender of GFE and the Company. The transaction is expected to close shortly after such approvals are obtained. There is, however, no guarantee the Minority Ownership Interest unitholders will vote in favor of the Merger and there is no guarantee the Company’s lender will approve of the Merger.

The Company has hired a new CEO and the change in leadership could result in unforeseen challenges.

Jeffrey Oestmann became CEO of the Company on May 26, 2021, replacing Steve Christensen. Oestmann was hired by GFE and concurrently serves as CEO of our Company pursuant to a management services agreement, which provides that GFE and our Company shall share executive officers. Christensen, who had served as CEO of the Company and GFE since April 2012, provided significant institutional and industry knowledge that was valuable to the Company. Oestmann has considerable experience in the ethanol industry, however the loss of certain institutional knowledge could create challenges for the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

2.1	Plan of Merger between Granite Heron Merger Sub, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021

10.1	Separation Agreement dated February 17, 2021

10.2	Merger Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021

10.3	Voting Agreement between Granite Falls Energy, LLC, and Heron Lake BioEnergy, LLC, dated March 24, 2021

10.4	Voting Agreement between Granite Falls Energy, LLC, and certain governors of Heron Lake BioEnergy, LLC, dated March 24, 2021

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2021 and 2020; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and six months ended April 30, 2021, and 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021, and 2020; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.*

*Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: June 14, 2021	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

Date: June 14, 2021	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer