Form 10-Q
period 2021-07-31
Heron Lake BioEnergy, LLC
filed 2021-09-14
CIK 1286964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2021

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
Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

As of September 14, 2021, there were 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	July 31, 2021	October 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$3,337,000	$3,276,301
Restricted cash	336,516	514,050
Accounts receivable	3,414,059	1,616,489
Inventory	9,355,763	7,063,675
Commodity derivative instruments	—	15,150
Prepaid expenses and other current assets	937,183	782,280
Total current assets	17,380,521	13,267,945

Property and Equipment, net	36,474,903	40,187,733

Operating lease right of use asset, net	8,289,206	9,291,249
	—	—

Other Assets	333,254	333,254

Total Assets	$62,477,884	$63,080,181

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Current maturities of long-term debt	$852,699	$11,492,059
Checks drawn in excess of bank balance	816,600	692,984
Accounts payable	7,352,061	6,916,045
Commodity derivative instruments	28,831	173,928
Accrued expenses	365,631	496,513
Operating lease, current liabilities	1,394,161	1,344,258
Total current liabilities	10,809,983	21,115,787

Long-Term Debt, less current portion	7,279,205	295,611

Operating leases, long-term liabilities	6,895,045	7,946,991

Other Long-Term Liabilities	631,367	596,924

Commitments and Contingencies

Members' Equity
Members' equity attributable to Heron Lake BioEnergy, LLC consists of 77,932,107 units issued and outstanding at both July 31, 2021 and October 31, 2020.	36,862,284	33,124,868

Total Liabilities and Members' Equity	$62,477,884	$63,080,181

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$49,980,729	$14,165,041	$111,454,900	$56,450,290

Cost of Goods Sold	44,095,464	17,314,863	105,101,281	66,494,154

Gross Income (Loss)	5,885,265	(3,149,822)	6,353,619	(10,043,864)

Operating Expenses	(936,418)	(769,859)	(3,057,147)	(2,644,253)

Operating Income (Loss)	4,948,847	(3,919,681)	3,296,472	(12,688,117)

Other Income (Expense)
Interest income	1,153	740	3,148	13,147
Interest expense	(171,649)	(74,737)	(404,551)	(116,342)
Other income, net	63,392	33,105	842,347	239,943
Total other income (expense), net	(107,104)	(40,892)	440,944	136,748

Net Income (Loss)	4,841,743	(3,960,573)	3,737,416	(12,551,369)

Less: Net Income Attributable to Non-controlling Interest	—	—	—	(67,827)

Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$4,841,743	$(3,960,573)	$3,737,416	$(12,619,196)

Weighted Average Units Outstanding—Basic and diluted (Class A and B)	77,932,107	77,932,107	77,932,107	77,932,107

Net Income (Loss) Per Unit Attributable to Heron Lake BioEnergy, LLC- Basic and Diluted (Class A and B)	$0.06	$(0.05)	$0.05	$(0.16)

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Change in Members’ Equity (unaudited)

			Members' Equity
			attributable to
			Heron Lake	Non-	Total
			BioEnergy,	controlling	Members'
	Class A Units	Class B Units	LLC	Interest	Equity

Balance—October 31, 2020	62,932,107	15,000,000	$33,124,868	$—	$33,124,868

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(3,980,019)	—	(3,980,019)

Balance—January 31, 2021	62,932,107	15,000,000	$29,144,849	$—	$29,144,849

Net income attributable to Heron Lake BioEnergy, LLC	—	—	2,875,692	—	2,875,692

Balance—April 30, 2021	62,932,107	15,000,000	$32,020,541	$—	$32,020,541

Net income attributable to Heron Lake BioEnergy, LLC	—	—	4,841,743	—	4,841,743

Balance—July 31, 2021	62,932,107	15,000,000	$36,862,284	$—	$36,862,284

Balance—October 31, 2019	62,932,107	15,000,000	$47,599,276	$2,001,575	$49,600,851

Acquisition of non-controlling interest	—	—	(155,598)	(2,069,402)	(2,225,000)
Net income attributable to non-controlling interest	—	—	—	67,827	67,827
Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(2,416,374)	—	(2,416,374)

Balance—January 31, 2020	62,932,107	15,000,000	$45,027,304	$—	$45,027,304

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(6,242,249)	—	(6,242,249)

Balance—April 30, 2020	62,932,107	15,000,000	$38,785,055	$—	$38,785,055

Net loss attributable to Heron Lake BioEnergy, LLC	—	—	(3,960,573)	—	(3,960,573)

Balance—July 31, 2020	62,932,107	15,000,000	$34,824,482	$—	$34,824,482

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

HERON LAKE BIOENERGY, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flow From Operating Activities
Net Income (Loss)	$3,737,416	$(12,551,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,220,030	3,936,813
Paycheck Protection Program loan forgiveness income	(595,693)	—
(Gain) loss on disposal of assets	21,728	(2,000)
Change in fair value of commodity derivative instruments	2,978,588	999,167
Change in operating assets and liabilities:
Accounts receivable	(1,797,570)	4,618,187
Inventory	(2,292,088)	2,408,839
Commodity derivative instruments	(3,108,535)	(900,010)
Prepaid expenses and other current assets	(154,903)	(177,693)
Accounts payable	2,576,641	(3,428,588)
Accrued expenses	(130,882)	682,346
Accrued railcar rehabilitation costs	34,443	34,443
Net cash provided by (used in) operating activities	5,489,175	(4,379,865)

Cash Flows from Investing Activities
Capital expenditures	(2,669,553)	(2,252,359)
Net cash used in investing activities	(2,669,553)	(2,252,359)

Cash Flows from Financing Activities
Checks drawn in excess of bank balance	123,616	685,724
Proceeds from Paycheck Protection Program loans	595,693	595,693
Proceeds from long-term debt	2,650,719	22,070,984
Payments on long-term debt	(11,306,485)	(16,966,880)
Proceeds from related party debt	5,000,000	—
Acquisition of non-controlling interest	—	(2,000,000)
Net cash provided by (used in) financing activities	(2,936,457)	4,385,521

Net decrease in cash and restricted cash	(116,835)	(2,246,703)

Cash and Restricted Cash - Beginning of period	3,790,351	4,593,811

Cash and Restricted Cash - End of period	$3,673,516	$2,347,108

Reconciliation of Cash and Restricted Cash
Cash - Balance Sheet	$3,337,000	$2,119,603
Restricted Cash - Balance Sheet	336,516	227,505
Cash and Restricted Cash	$3,673,516	$2,347,108

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$420,839	$116,342

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Capital expenditures included in accounts payable	$—	$1,609

Notes to Condensed Consolidated Unaudited Financial Statements are an integral part of this Statement.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated unaudited financial statements as of July 31, 2021 include the accounts of Heron Lake BioEnergy, LLC and its wholly owned subsidiary, HLBE Pipeline Company (collectively, the “Company”).  As of December 11, 2019, the Company acquired the 27% interest in Agrinatural that was not previously in its control.  As such, results prior to December 11, 2019 reflect earnings attributable to the non-controlling interest separately in the condensed consolidated statement of operations during fiscal year 2020. All significant intercompany balances and transactions are eliminated in consolidation.

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

July 31, 2021

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

July 31, 2021

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

July 31, 2021

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

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout most of 2020 and into 2021 as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, which were compounded by the impact of the novel coronavirus ("COVID-19"). These factors resulted in prolonged negative operating margins, significantly lower cash flow from operations and substantial net losses. As a result, as of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, the Company was not in compliance with its working capital and net worth covenant requirements related to its Revolving Term Note, for which waivers were obtained. The Company was in compliance with its working capital and net worth covenant requirements as of July 31, 2021 and currently forecasts future compliance during the next twelve months. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained steady during the three and nine months ended July 31, 2021. As a result, the Company has experienced positive operating and net income in the three and nine months ended July 31, 2021.

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

The Company is moving forward with a plan to engage in a merger with Granite Falls Energy, LLC (“GFE”), the Company’s majority owner. Pursuant to a Merger Agreement, GFE would acquire the minority ownership interest of the Company for $14 million, or approximately $0.36405 per unit, and the Company would become a wholly owned subsidiary of GFE. The Company believes the merger would provide the Company with additional financial resources to assist the Company’s continued operations. The Merger is subject to approval by the minority interest unitholders of HLBE. A special meeting where HLBE members will vote on the proposed merger is scheduled for 1 p.m. September 23, 2021, at the Heron Lake Community Center, 312 10th St., Heron Lake, Minnesota 56137. If approved by the minority unitholders, the merger is expected to close following the special meeting. Additional information regarding the proposed merger is available in the section captioned Part 1 - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation — Plan of Operations for the Next Twelve Months.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

3.REVENUE

Revenue by Source

All revenues from contracts with customers under ASC Topic 606 are recognized at a point in time. The following table disaggregates revenue by major source for the three and nine months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$39,647,617	$—	$39,647,617
Distillers’ Grains	7,221,342	—	7,221,342
Corn Oil	2,581,949	—	2,581,949
Other	410,734	—	410,734
Natural Gas	—	119,087	119,087
Total Revenues	$49,861,642	$119,087	$49,980,729

	Three Months Ended July 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$11,920,049	$—	$11,920,049
Distillers’ Grains	1,645,859	—	1,645,859
Corn Oil	401,623	—	401,623
Other	71,519	—	71,519
Natural Gas	—	125,991	125,991
Total Revenues	$14,039,050	$125,991	$14,165,041

	Nine Months Ended July 31, 2021
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$87,688,837	$—	$87,688,837
Distillers’ Grains	16,147,687	—	16,147,687
Corn Oil	5,828,429	—	5,828,429
Other	939,993	—	939,993
Natural Gas	—	849,954	849,954
Total Revenues	$110,604,946	$849,954	$111,454,900

	Nine Months Ended July 31, 2020
	(unaudited)
	Ethanol Production	Natural Gas Pipeline	Total
Ethanol	$43,306,209	$—	$43,306,209
Distillers’ Grains	9,481,770	—	9,481,770
Corn Oil	2,051,049	—	2,051,049
Other	559,242	—	559,242
Natural Gas	—	1,052,020	1,052,020
Total Revenues	$55,398,270	$1,052,020	$56,450,290

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

4.INVENTORY

Inventory consisted of the following:

	July 31, 2021	October 31, 2020
	(unaudited)
Raw materials	$3,577,292	$2,440,997
Work in process	1,091,479	713,037
Finished goods	3,387,051	2,677,095
Supplies	1,299,941	1,232,546
Totals	$9,355,763	$7,063,675

The Company performs a lower of cost or net realizable value analysis on inventory to determine if the market values of certain inventories are less than their carrying value, which is attributable primarily to decreases in market prices of corn and ethanol.  Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $121,000 and $155,000 for the nine months ended July 31, 2021 and 2020, respectively. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $0 and $184,000 for the nine months ended July 31, 2021 and 2020, respectively.

5.DERIVATIVE INSTRUMENTS

As of July 31, 2021, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 655,000 bushels, comprised of short corn futures positions that were entered into to hedge forecasted corn purchases through July 2022. Additionally, there are corn options positions of 575,000 bushels through December 2021. There may be offsetting positions that are not shown on a net basis that could lower the notional amount of positions outstanding.

As of July 31, 2021, the Company had approximately $337,000 of cash collateral (restricted cash) related to derivatives held by a broker.

The following table provides detail regarding the Company’s derivative instruments at July 31, 2021, none of which are designated as hedging instruments:

	Consolidated Balance Sheet Location	Assets	Liabilities
Corn contracts	Commodity derivative instruments	$—	$28,831
Totals		$—	$28,831

As of October 31, 2020, the total notional amount of the Company’s outstanding corn derivative instruments was approximately 2,095,000 bushels, comprised of long corn futures positions on 325,000 bushels that were entered into to

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

The following tables provide detail regarding the gains (losses) from Company’s derivative financial instruments in its condensed consolidated unaudited statements of operations, none of which are designated as hedging instruments:

	Consolidated Statement of	Three Months Ended July 31,		Nine Months Ended July 31,
	Operations Location	2021	2020	2021	2020
Corn contracts	Cost of goods sold	$(269,410)	$(287,301)	$(3,088,829)	$(803,632)
Ethanol contracts	Revenues	—	(31,945)	110,241	(195,535)
Total loss		$(269,410)	$(319,246)	$(2,978,588)	$(999,167)

6.FAIR VALUE

The following table sets forth, by level, the Company assets that were accounted for at fair value on a recurring basis at July 31, 2021:

			Fair Value Measurement Using
	Carrying Amount in		Quoted Prices in	Significant Other	Significant
	Consolidated		Active Markets	Observable Inputs	Unobservable Inputs
	Balance Sheet	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Commodity Derivative instruments - Corn	$28,831	$28,831	$28,831	$—	$—
Accounts Payable (1)	$99,349	$99,349	$—	$99,349	$—

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

July 31, 2021

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

7.DEBT FACILITIES

Long-term debt consists of the following:

	July 31, 2021	October 31, 2020
	(unaudited)
Amended revolving term note payable to lending institution, see terms below.	$—	$7,891,426
Single advance term note payable to lending institution, see terms below.	2,400,000	3,000,000
Short term revolving note, see notes below	6,000	—
Assessment payable as part of water treatment agreement, due in semi-annual installments of $189,393 with interest at 6.55%, enforceable by statutory lien, with the final payment due in October 2021. The Company made deposits for one years' worth of debt service payments of approximately $364,000, which is included with other current assets that are held on deposit to be applied with the final payments of the assessment.	130,211	300,551
SBA Paycheck Protection Program loan, see terms below.	595,693	595,693
Granite Falls Energy note, see terms below.	5,000,000	—
Totals	8,131,904	11,787,670
Less amounts due within one year	852,699	11,492,059
Net long-term debt	$7,279,205	$295,611

Revolving Term Note

The 2020 Credit Facility includes an amended and restated revolving term loan with a $13 million principal commitment.  The loan is secured by substantially all of the Company’s assets, including a subsidiary guarantee. The 2020 Credit Facility contains customary covenants, including restrictions on the payment of dividends and loans and advances to Agrinatural, and maintenance of certain financial ratios including minimum working capital, minimum net worth and a debt service coverage ratio as defined by the credit facility. As of the three months ended January 30, 2021 and the fiscal year ended October 31, 2020, the Company was not in compliance with its working capital and net worth covenant requirements, for which a waiver was obtained. The Company was in compliance with its debt covenants on July 31, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of the outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

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

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

Under the terms of the amended revolving term loan, the Company may borrow, repay, and reborrow up to the aggregate principal commitment amount of $13,000,000. Final payment of amounts borrowed under the amended revolving term loan is due December 1, 2022. Interest on the amended revolving term loan accrues at a variable weekly rate equal to 3.35% above the higher of 0.00% or the One-Month London Interbank Offered Rate (“LIBOR”) Index rate, which totaled 3.44% at July 31, 2021.

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

Short Term Revolving Promissory Note

In February 2021, the Company entered into a revolving promissory note with its lender in order to finance the operating needs of the Company. The revolving promissory note is subject to the 2020 Credit Facility. Under the terms, the Company may borrow, repay and reborrow up to the aggregate principal commitment amount of $5,000,000. The short term revolving promissory note expired on August 1, 2021 and the remaining balance was paid off at that time.

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

In February 2021, the Company received a second Paycheck Protection Program loan in the amount of $595,693. The loan was forgiven in full during August 2021.

Negotiable Promissory Note with GFE

In December 2020, we entered into a negotiable promissory note with GFE with a $5,000,000 principal commitment. Interest on the loan accrues at a variable weekly rate equal to the higher of 1.00% or the One-Month LIBOR Index rate, plus 3.35%, which totaled 3.44% at July 31, 2021. The note was due on demand, and accrued interest must be paid in full the first business day of each month. The note is unsecured and may be prepaid at any time without penalty.  In January 2021, we borrowed the $5,000,000 on the promissory note, which was classified as a current liability. In February 2021, GFE agreed to modify the promissory note to remove the due on demand feature, instead agreeing that GFE will not require any principal repayment on the loan until March 2023.  However, should there be future violations of the Credit Facility loan covenants, those violations would also be considered a default on this promissory note.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

Estimated annual maturities of long-term debt at July 31, 2021 are as follows based on the most recent debt agreements:

2022	$852,699
2023	5,717,922
2024	719,107
2025	720,303
2026	121,873
Total debt	$8,131,904

8.LEASES

The Company leases rail cars for its facility to transport ethanol and dried distillers’ grains to its end customers. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended July 31, 2021, the Company’s weighted average discount rate was 4.87%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases have remaining terms of approximately one to seven years. For the nine months ended July 31, 2021, the weighted average remaining lease term was four years.

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

The following table summarizes the remaining maturities of the Company’s operating lease liabilities as of July 31, 2021:

Twelve Months Ended July 31,
2022	$1,767,000
2023	1,767,000
2024	1,698,750
2025	1,650,000
2026	1,650,000
Thereafter	925,000
Totals	9,457,750
Less: Amount representing interest	1,168,544
Lease liabilities	$8,289,206

For the three and nine months ended July 31, 2021, HLBE recorded operating lease costs for these leases of approximately $688,000 and $1,943,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods. For the three and nine months ended July 31, 2020, HLBE recorded operating lease costs for these leases of approximately $591,000 and $1,731,000, respectively, in cost of goods sold in the Company’s statement of operations, which approximates the cash paid for the periods.

9.COMMITMENTS AND CONTINGENCIES

Corn Forward Contracts

At July 31, 2021, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,026,000 bushels for deliveries through October 2022.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

Given the uncertainty of future ethanol and corn prices, the Company could incur a loss on the outstanding corn purchase contracts in future periods. Management has evaluated these forward contracts and its inventories using the lower of cost or net realizable value evaluation, similar to the method used on its inventory, and has determined that no impairment loss existed at July 31, 2021, and approximately $47,000 at October 31, 2020.

Ethanol Forward Contracts

At July 31, 2021, the Company had fixed and basis contracts to sell approximately $22,621,000 of ethanol for various delivery periods through December 2021, which approximates 42% of its anticipated ethanol sales for that period.

Distillers’ Grains Forward Contracts

At July 31, 2021, the Company had forward contracts to sell approximately $1,262,000 of distillers’ grain for various delivery periods through September 2021, which approximates 46% of its anticipated distillers’ grain sales for that period.

Corn Oil Forward Contracts

At July 31, 2021, the Company had forward contracts to sell approximately $900,000 of corn oil for delivery through August 2021, which approximates 84% of its anticipated corn oil sales for that period.

Rail Car Rehabilitation Costs

HLBE leases 50 hopper rail cars under a multi-year agreement which ends in May 2027. Under the agreement, HLBE is required to pay to rehabilitate each car for “damage” that is considered to be other than normal wear and tear upon turn in of the car(s) at the termination of the lease. HLBE believes that it is probable that we may be assessed for damages incurred. Company management has estimated total costs to rehabilitate the cars at July 31, 2021 and October 31, 2020 to be approximately $631,000 and $597,000, respectively.  HLBE accrues the estimated cost of railcar damages over the term of the lease as the cost of damages are incurred. During the three and nine months ended July 31, 2021, the Company has recorded an expense for the recognition of damages and actual repairs in cost of goods of approximately $27,000 and $82,000, respectively. During the three and nine months ended July 31, 2020, the Company has recorded an expense in cost of goods of approximately $16,000 and $70,000, respectively.

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

Heron Lake BioEnergy, LLC has a total of 62,932,107 Class A units and 15,000,000 Class B units issued and outstanding, for an aggregate total of 77,932,107 units issued and outstanding at July 31, 2021 and October 31, 2020.

On December 11, 2019, HLBE Pipeline Company acquired the remaining non-controlling interest of Agrinatural for a total price of $2.225 million. The change of interest is recorded as an equity transaction in accordance with ASC 805.

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

11.RELATED PARTY TRANSACTIONS

Granite Falls Energy, LLC

The Company has a management services agreement with Granite Falls Energy, LLC (“GFE”, a related party). Under the terms of the management services agreement, GFE supplies its own personnel to act as part-time officers and managers of the Company for the positions of Chief Executive Officer, Chief Financial Officer, and Commodity Risk Manager and the Company pays GFE 50% of the total salary, bonuses, and other expenses and costs incurred by GFE for the three management positions. The management services agreement automatically renews for successive one-year terms unless and until the Company or GFE gives the other party 90-days written notice of termination prior to expiration of the then current term. The management services agreement may also be terminated by either party for cause under certain circumstances. Total expenses under this agreement were approximately $133,000 and $122,000 for the three months ended July 31, 2021 and 2020, respectively. Total expenses under this agreement were approximately $376,000 and $380,000 for the nine months ended July 31, 2021 and 2020, respectively, of which approximately $69,000 is included in accounts payable at July 31, 2021.

In February 2020, Agrinatural entered into a natural gas local distribution company management agreement with GFE for, among other purposes, the purpose of sharing certain management employees. The agreement automatically renews for successive one-year terms unless and until Agrinatural or GFE gives the other party 30 days’ written notice of termination prior to expiration of the initial term or the start of a renewal term. The agreement may also be terminated by either party for cause under certain circumstances. Under the agreement, GFE supplies its personnel to act as part-time officers of Agrinatural for the positions of chief executive officer and chief financial officer. In return, Agrinatural pays GFE $9,000 per month, excluding fees for third-party services. GFE is responsible for and agreed to directly pay salary, wages, and/or benefits to the persons providing management services under the agreement. Total expenses under this agreement were approximately $27,000 and $81,000 for the three and nine months ended July 31, 2021, respectively. Total expenses under this agreement were approximately $27,000 and $54,000 for the three and nine months ended July 31, 2020, respectively.

Corn Purchases - Members

HLBE purchased corn from board members of approximately $6,727,000 and $57,000 for the three months ended July 31, 2021 and 2020, respectively, and approximately $15,403,000 and $5,872,000 for the nine months ended July 31, 2021 and 2020, respectively.

12.BUSINESS SEGMENTS

The Company groups its operations into the following two business segments:

Ethanol Production	Ethanol and co-product production and sales
Natural gas pipeline	Ownership and operations of natural gas pipeline

Heron Lake BioEnergy, LLC and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

July 31, 2021

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

The following tables summarize financial information by segment and provide a reconciliation of segment revenue, contribution to operating income (loss), and total assets:

	Three Months Ended		Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenue:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$49,861,642	$14,039,050	$110,604,946	$55,398,271
Natural gas pipeline	540,808	439,448	2,104,291	2,182,563
Eliminations	(421,721)	(313,457)	(1,254,337)	(1,130,544)
Total Revenue	$49,980,729	$14,165,041	$111,454,900	$56,450,290

	Three Months Ended		Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Operating Income (Loss):	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Ethanol production	$4,761,263	$(4,033,933)	$2,570,908	$(13,414,332)
Natural gas pipeline	333,587	203,565	1,158,062	1,102,387
Eliminations	(146,003)	(89,313)	(432,498)	(376,172)
Operating Income (Loss):	$4,948,847	$(3,919,681)	$3,296,472	$(12,688,117)

	July 31, 2021	October 31, 2020
Assets:	(unaudited)
Ethanol production	$48,698,549	$49,613,394
Natural gas pipeline	13,779,335	13,466,787
Total Assets	$62,477,884	$63,080,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help readers better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended July 31, 2021 and 2020.  This section should be read in conjunction with the condensed consolidated unaudited financial statements and related notes in PART I - Item 1 of this report and the information contained in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2020.

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

Forward-looking statements are subject to a number of known and unknown risks, uncertainties, and other factors, many of which may be beyond our control, and may cause actual results, performance, or achievements to differ materially from those projected in, expressed or implied by forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us are described more particularly in the “Risk Factors” section of our annual report on Form 10-K for the year ended October 31, 2020, and on Forms 10-Q for the three months ended January 31, 2021 and April 30, 2021, as supplemented by the risk factors disclosed in Item 1A of this report on Form 10-Q.  These risks and uncertainties include, but are not limited to, the following:

●	Fluctuations in the price of ethanol, which is affected by various factors including: the overall supply and demand for ethanol and corn; the price of gasoline, crude oil and corn, government policies, the price and availability of competing fuels;
●	Fluctuations in the price of crude oil and gasoline and the impact of lower oil and gasoline prices on ethanol prices and demand;
●	Fluctuations in the availability and price of corn, which is affected by various factors including: domestic stocks, demand from corn-consuming industries, such as the ethanol industry, prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets or damaging growing conditions, such as plant disease or adverse weather, including drought;
●	Fluctuations in the availability and price of natural gas, which may be affected by factors such as weather, drilling economics, overall economic conditions, and government regulations;
●	Negative operating margins which may result from lower ethanol and/or high corn prices;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil, or automobile industries;
●	Overcapacity and oversupply in the ethanol industry;
●	Ethanol may trade at a premium to gasoline at times, resulting in a disincentive for discretionary blending of ethanol beyond the requirements of the Renewable Fuel Standard and consequently negatively impacting ethanol prices and demand;
●	Changes in federal and/or state laws and environmental regulations including elimination, waiver, or reduction of the corn-based ethanol use requirement in the Renewable Fuel Standard and legislative acts taken by state governments such as California related to low-carbon fuels, may have an adverse effect on our business;
●	Any impairment of the transportation, storage and blending infrastructure that prevents ethanol from reaching markets;
●	Any effect on prices and demand for our products resulting from actions in international markets, particularly imposition of tariffs;
●	Changes in our business strategy, capital improvements or development plans;
●	Effect of our risk mitigation strategies and hedging activities on our financial performance and cash flows;
●	Competition from alternative fuels and alternative fuel additives;
●	Changes or advances in plant production capacity or technical difficulties in operating the plant;
●	Our reliance on key management personnel;
●	A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from COVID-19.

●	Our CEO and General Manager retired effective May 26, 2021, and as a result our Company may face challenges that arise from a transition in leadership, which may adversely affect our business; and
●	The election of President Joe Biden and the transition to a new presidential administration may result in new or different regulations and policies that may adversely affect our business.

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

Effective May 26, 2021, Jeffrey Oestmann became Chief Executive Officer (“CEO”) of the Company. GFE appointed Oestmann CEO pursuant to a letter of employment (the “Employment Agreement”) dated May 20, 2021. Pursuant to the Management Services Agreement, GFE’s executive officers also serve as executive officers of the Company. Thus, Oestmann serves as the CEO of both the Company and GFE. Oestmann replaces Steve Christensen, who had served as CEO of the Company and GFE since 2012, and who resigned as CEO effective May 26, 2021, pursuant to a separation agreement between Christensen and GFE (the “Separation Agreement”). The Employment Agreement is available on the Company’s Form 8-K filed with the SEC May 25, 2021, and is hereby incorporated by reference. The

Management Services Agreement and Separation Agreement are available on the Company’s Form 8-K filed with the SEC February 22, 2021, and are incorporated herein by reference.

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

While the improve operating efficiency provided by the new boiler and strong demand for transportation fuel during the spring and summer peak driving months resulted in net income during the three months ended July 31, 2021, the Company believes demand for fuel may decrease in the coming months and as a result the Company may experience tight or negative operating margins.

Proposed Merger with Granite Falls Energy, LLC

During the three months ended July 31, 2021, the Company moved forward with plans to engage in a merger with GFE, its majority owner (the “Merger”). A special meeting, where members of the Company will vote on the merger proposal is scheduled for 1 p.m. Thursday September 23, 2021, at the Heron Lake Community Center, 312 10th Street, Heron Lake, Minnesota 56137 (the “Special Meeting”). A complete description of the Merger and the Special Meeting is available in the Company’s definitive proxy statement filed with the SEC on August 19, 2021, and is incorporated herein by reference.

Negotiations regarding the Merger began in early 2021. On March 24, 2021, the Company and GFE, executed a Merger Agreement (the “Merger Agreement”), pursuant to which GFE will acquire the minority interest of HLBE. The structure of the proposed transaction is a merger in which Granite Heron Merger Sub, LLC, (“Merger Sub”) a wholly owned subsidiary of GFE, will merge with and into the Company, with the Company surviving the transaction as a wholly owned subsidiary of GFE. Copies of the Merger Agreement, a Plan of Merger and associated voting agreements were published with our Form 8-K filed with SEC on March 25, 2021 and are incorporated herein by reference.

GFE currently owns approximately 50.7% of the Company’s units. The remaining approximately 49.3% of the Company’s units are owned by approximately 1,200 investors (the “Minority Ownership Interest”).  Pursuant to the Merger Agreement, GFE will acquire the Minority Ownership Interest for $14 million in cash payable at the closing of the Merger. Each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per Unit. (the “Merger Consideration”).

The Merger is subject to approval by the Minority Ownership Interest at the Special Meeting. The Merger is also conditioned on regulatory approval, the consent the Company’s lender, and GFE’s ability to obtain financing for the transaction. If such approvals and consents are obtained, the Merger is expected to close following the Special Meeting.

Effect of the Merger

Upon the terms and subject to the conditions of the Merger Agreement, if the Merger is completed, Minority Ownership Interest unitholders will obtain the right to receive cash compensation for their units and will cease to be owners of the Company.

The Minority Ownership Interest comprises 38,456,283 units. If the Merger is completed, each issued and outstanding unit of the Minority Ownership Interest will be canceled and converted into the right to receive $0.36405 per unit. Upon the completion of the Merger, Minority Ownership Interest unitholders will no longer own any units of the Company and will no longer have any rights as a member of the Company. The units of Company held by GFE immediately prior closing of Merger shall be cancelled with no consideration issued to GFE.  GFE will emerge from the transaction as the sole owner of the Company.  At the time the Merger becomes effective, 100 percent of the membership interest in the Merger Sub shall be converted into and become 100 percent of the membership interests in the Company, as the surviving company in the Merger.

The Company has identified an exchange agent to administer the distribution of Merger Consideration to Minority Ownership Interest unitholders. If the Merger is completed, information will be distributed to unitholders regarding the process for exchanging their unit certificates for Merger Consideration. A process will be made available for unitholders who cannot locate their unit certificates to verify their ownership interest and receive Merger Consideration. Additional information regarding the Exchange Agent is available in our definitive proxy statement filed with the SEC on August 19, 2021, and is incorporated herein by reference.

As a result of the Merger, members of the Minority Ownership Interest would not have the ability to participate in any possible value appreciation experienced by the Company above the pro rata share of the $14 million sales price. Comparatively, by ceasing to be owners or members of the Company, members of the Minority Ownership Interest would not face any potential future risk regarding their investment in the Company upon completion of the Merger. Also upon consummation of the Merger, by ceasing to be owners or members of the Company, members of the Minority Ownership Interest would not face the prospect of participating in any decrease in value of their respective ownership below the pro rata share of the $14 million sales price.

Upon completion of the Merger, the Company is expected to continue operating its ethanol production plant in Heron Lake, Minnesota. No significant changes are expected in the operation of the Company’s ethanol plant. Upon consummation of the Merger, the Company would combine its assets with GFE for potentially more advantageous leverage terms with lenders.

The Company, which is currently managed by GFE’s executive officers pursuant to the Management Services Agreement, would continue to be managed by GFE’s executive officers if the Merger is completed. Upon consummation of the Merger, the Company’s Board of Governors would cease to exist, and GFE’s Board of Governors would assume managerial and oversight control over the Company in conjunction with GFE’s executive officers. Upon completion of the Merger, and the subsequent elimination of the Company’s Board of Governors, the Company would lose the insight of Governors engaged in the local production of corn. As a result, the Company may have less insight about the local corn market. Comparatively, the elimination of the Company’s Board of Governors would result in more efficient management of the Company provided the centralized nature of management and oversight duties that GFE’s Board of Governors and GFE’s executive officers would impart. By eliminating the Company’s Board of Governors and centralizing management and oversight duties with GFE’s Board of Governors and executive officers, the Company would save approximately $165,000 in annual Governor compensation pursuant to the information set forth in the Company’s Definitive Proxy

Statement dated February 26, 2021 under the Caption “Required Information — Governor Compensation,” which is incorporated herein by reference.

Additionally, upon completion of the Merger, the Company intends to file for de-registration with the SEC by duly filing a Form 15 with the SEC. If the Company is allowed to de-register, it would no longer be required to file annual, quarterly, and certain other reports with the SEC. By de-registering with the SEC and no longer being subject to the various reporting requirements of the Securities Exchange Act of 1934, management estimates the Company would save approximately $300,000 in filing fees on an annual basis.

Pursuant to the Merger Agreement, GFE and HLBE would release, acquit, and discharge each other and all related parties from all claims, including, all liabilities, obligations, claims, litigation, actions, causes of action, suits, proceedings, executions, judgments, demands, damages, losses, duties, debts, dues, accounts, fees, costs, expenses and penalties, and agree not to initiate, maintain, prosecute or continue to maintain or prosecute any action, suit or proceeding, or seek to enforce any right or claim against the other or its related parties.

Upon completion of the Merger, Project Viking, as the holding entity of the Company, would remain an approximately 50.7% owner of the Company with GFE holding the remaining approximately 49.3% interest, rather than the members of the Minority Ownership Interest. Provided that the members of the Minority Ownership Interest would no longer possess ownership rights in the Company upon consummation of the merger, this would result in more efficient management of the Company given that members of the Minority Ownership Interest would cease to be involved in future member meetings of the Company.

Upon completion of the Merger, Merger Sub would solely serve to effectuate the Merger and would cease to exist by operation of law once the Merger is complete. If the Merger is completed, 100% of the membership interest in Merger Sub would be converted into and become 100% of the membership interest in GFE, as the surviving company in the Merger.

Effect if the Merger is Not Completed

If the Merger and the transactions contemplated thereby are not completed, the Company’s members will not receive the Merger Consideration or any other payment for their units of the Company.  Instead, the Company will remain a majority-owned subsidiary of GFE, with GFE controlling approximately 50.7% of the Company’s units and the Minority Ownership Interest controlling the remaining units.

Further, the Company believes that if the Merger is not completed there is risk the Company could default on its loans and be forced to cease operations or seek bankruptcy protection. Prior to the three-month period ended July 31, 2021, the Company experienced significant net losses due to several factors, including elevated corn prices, the breakdown of our ethanol plant’s boiler, and reduced demand for ethanol due to the COVID-19 pandemic.  Due to these net losses, the Company violated certain loan covenants related to working capital and net worth, for which the Company obtained waivers from its lender. The Company was in violation of such loan covenants as of October 31, 2020, and January 31, 2021. As a result of these loan covenant violations, the Company reported that as of January 31, 2021, there was substantial doubt about the Company’s ability to continue operating as a going concern.

Due to improved market conditions and operating efficiency, the Company was in compliance with its debt covenants on April 30, 2021 and as of July 31, 2021. However, management believes it is possible market conditions to will worsen in the near future due to various factors including decreased demand for transportation fuel in the winter months. Accordingly, it possible that the Company will incur future instances of loan covenant violations for which the Company’s lender will not provide a waiver.  Future violations of these loan covenants would allow the Company’s lender to accelerate certain loans and designate a substantial portion of the Company’s debt due and payable. If the Company’s loans became due and payable, there is a substantial risk the Company would lack the cash on hand, borrowing capacity, and cash flows to repay the debt, and if this were to occur, the Company could be forced to cease operations or seek bankruptcy protection. If this were to occur, our members could lose a substantial portion of their investment in the Company.

The Company believes the Merger will reduce the risk of these potential adverse consequences because as a wholly owned subsidiary of GFE, the Company is expected to have adequate working capital and net worth to avoid loan covenant violations.

Trends and Uncertainties Impacting Our Operations

The principal factors affecting our results of operations and financial conditions are the market prices for corn, ethanol, distillers’ grains, and natural gas.  As a result, our operating results can fluctuate substantially due to volatility in these commodity markets.  Governmental programs designed to create incentives for the use of corn-based ethanol also have a significant impact on market prices for ethanol.  Other factors that may affect our future results of operation include those risks discussed below and in “PART II - Item 1A. Risk Factors” of this report, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended January 31, 2021, “PART II - Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the three months ended April 30, 2021, and “PART I - Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended October 31, 2020, which are incorporated herein by reference.

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

Management believes that the ethanol outlook for the remainder of fiscal year 2021 will remain steady or worsen compared to the three months ended July 31, 2021, due to various factors including seasonal decreases in the demand for transportation fuel and the ongoing effects of the COVID-19 pandemic. The spread of the coronavirus Delta variant could lead to increased COVID-19 infections, which could reduce demand for travel and thereby reduce for transportation fuel, including the ethanol we produce.  Additionally, continued large corn supplies and increases in ethanol production capacity could negatively affect our profitability. This negative impact could worsen if domestic ethanol inventories increase, or if U.S. exports of ethanol decline.

During the three months ended July 31, 2021, domestic ethanol production rebounded to pre-pandemic levels, with U.S. ethanol plants producing more than 1 million barrels of fuel ethanol per day for the first time since March 2020, according to the U.S. Energy Information Administration (“EIA”). The weekly averages of domestic fuel ethanol production ranged from 979,000 barrels per day to 1.067 million barrels per day during the three months ended July 31, 2021, according to the EIA.

In previous quarters, ethanol production had been suppressed due to the effects of the COVID-19 pandemic, as well as severe whether events. In 2020, some U.S. ethanol plants, including ours, temporarily suspended production due to negative margins caused by low demand for fuel due to the effects of the COVID-19 pandemic. Additionally, unusually cold weather affecting much of the United States in February 2021 disrupted the supply of natural gas and as a result natural gas spot prices approached record-high levels. Many ethanol production facilities, including our plant, rely on natural gas to process corn into ethanol. As a result, in February 2021 many fuel ethanol producers reduced production rates and estimated fuel ethanol margins fell to negative levels. U.S. weekly fuel ethanol production fell to an average of 658,000 barrels per day during the week of February 21, 2021, which was the lowest weekly production level since May 11, 2020, according to the EIA.

Ethanol production is projected to remain steady in 2021 and increase slightly in 2022. The EIA projects fuel ethanol production will average 970,000 barrels per day in 2021, up from 910,000 barrels per day in 2020. Further, EIA projects fuel ethanol production will average 1.01 million barrels per day in 2021. Continued ethanol production capacity increases could also have a negative impact on the market price of ethanol, which could negatively affect our profitability.

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

Changes in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability.  According to the EIA August 2021 Short Term Energy Outlook, U.S. gasoline consumption is forecast to average 8.6 million barrels per day in 2021, up from 8.0 million barrels per day in 2020. Further, EIA forecasts U.S. gasoline consumption to average 9.0 million barrels per day in 2022.  U.S. regular gasoline retail prices averaged $3.14 per gallon  in July, the highest monthly average price since October 2014, according to the EIA, which noted that recent gasoline price increases reflect rising crude oil prices and rising wholesale gasoline margins, amid relatively low gasoline inventories. EIA projects that U.S. regular gasoline prices will average $3.12 per gallon in August before falling to $2.82 per gallon in the fourth quarter of 2021.

In addition, EIA forecasts moderate declines in the prices for crude oil, projecting Brent crude oil prices to decline from an average of $75 a barrel in July to an average of $72 per barrel in August through November. In 2022, EIA projects Brent crude prices to decrease to an average of $66 per barrel, due to supply growth as a result of increased international and domestic production. Decreases in the price for crude oil generally have a negative impact on the demand for ethanol.

Given the inherent volatility in ethanol, distillers’ grains, non-food grade corn oil, grain and natural gas prices, we cannot predict the likelihood that the spread between ethanol, distillers’ grains, non-food grade corn oil, and grain prices in future periods will be consistent compared to historical periods.

Impact of COVID-19 on the Company

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions throughout 2020, and into 2021 as the COVID-19 pandemic greatly reduced travel and thereby reduced demand for fuel, including the ethanol we produce. Reduced demand and high industry inventory levels resulted in record low ethanol prices in the spring of 2020. As a result, we experienced negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, the Company idled its ethanol production from on or about March 30, 2020 through approximately May 31, 2020. Fuel prices generally, and ethanol prices specifically, have rebounded since the spring of 2020 and remained steady during the three and nine months ended July 31, 2021. However, the spread of new coronavirus variants may result in new waves COVID-19 infections, which may lead to reduced travel and thereby reduce the demand for transportation fuel, including the ethanol we produce. The Company continues to monitor COVID-19 developments to determine if adjustments to production are warranted.

Employees

The Company has enacted appropriate safety measures to protect the health and safety of our employees, customers, partners and suppliers, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Management believes that various factors, including unemployment benefits offered in response to the COVID-19 pandemic, have contributed to labor shortages. While we currently have sufficient employees to operate our production facility, it is possible that the current shortage of qualified, available workers could result in higher labor costs and could negatively affect our ability to efficiently operate our production facility.

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

PPP Loans

On April 18, 2020, the Company received $595,693 under the Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19. This note was forgiven in full in March 2021.  The Company received a second Paycheck Protection Program loan in February 2021 in the amount of $595,693, which was forgiven in full in August 2021.

Outlook

During the three months ended July 31, 2021, the Company experienced improved market conditions as the adverse effects of the COVID-19 pandemic subsided. As a result, the Company experienced improved profitability in the recent three-month period. However, the pandemic is ongoing and various dynamic factors, including the spread of new coronavirus variants, make it difficult to forecast the long-term effects of the pandemic on our industry as a whole and our Company specifically.

It is possible that even after the pandemic subsides, there will be permanent changes to social and economic patterns that will reduce demand for ethanol. For example, increased adoption of “work from home” policies or tele-commuting, and the use virtual meetings in place of in-person meetings, may permanently reduce business travel and thereby reduce the demand for transportation fuel, including the ethanol we produce.

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

Government Supports and Regulation

The Renewable Fuels Standard

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the federal Renewable Fuel Standard (“RFS”).  The RFS has been, and we expect will continue to be, a significant factor impacting ethanol usage.  Any adverse ruling on, or legislation affecting, the RFS could have an adverse impact on ethanol prices and our financial performance in the future.

The EPA enforces the RFS by establishing renewable volume obligations (“RVOs”), which require a certain number gallons of different types of renewable fuels, including corn-based ethanol, to be blended with gasoline in the U.S. by refineries, blenders, distributors, and importers. Changes to the RVO levels have a significant impact on the demand for ethanol. As of August 2021, the EPA had not yet released RVO requirements for 2021. Industry observers have reported that the EPA is expected to propose a decrease in RVO levels in 2021, compared to the previous year, and a slight increase in 2022 RVO levels. A decrease in RVO levels is generally correlated with a decrease in demand for renewable fuels, including the ethanol we produce.

Under the RFS, small refineries may petition for and be granted temporary exemptions from the RVOs if they can demonstrate that compliance with the RVOs would cause disproportionate economic hardship. The EPA has recently granted a number of these small refinery exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes based upon the grounds of economic hardship. Such exemptions decrease the amount of renewable fuel that must be blended into gasoline supplies and thereby reduce demand for renewable fuel, including the ethanol we produce.

On June 25, 2021, the U.S. Supreme Court provided a significant setback for the ethanol industry, issuing a ruling that will make it easier for small refineries to secure exemptions from the RVOs. The case was brought by a coalition of farm and ethanol groups, which challenged the hardship exemptions claimed by certain small refineries. In its decision, the U.S. Supreme Court ruled against the farm and ethanol coalition, holding that small refineries could apply for an extension to their hardship exemptions from the RFS’ blending requirements, even if such refineries’ exemptions had previously lapsed. The ruling overturned a 2020 decision from the United States Court of Appeals for the Tenth Circuit. The Supreme Court’s decision is expected to lead to more small refinery exemptions in the near future and thereby decrease demand for renewable fuels, including the ethanol we produce.

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

Refineries and other entities subject to the RFS use renewable identification numbers (“RINs”) to show compliance with RVOs.  RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.  The market price of detached RINs affects the price of ethanol and influences the purchasing decisions by obligated parties.

During the three month period ended July 31, 2021, the prices of RIN credits — the compliance mechanisms for the RFS — sharply increased, rising to the highest levels ever in the 13-year history of the RFS program. As of May 28, 2021, corn fuel ethanol D6 RIN prices had increased by 129% since the beginning of the year, according to the EIA. Increases in RIN prices can encourage increased biofuel consumption. The increase in RIN prices was due, in part, to elevated prices of agricultural feedstocks, such as corn, which are used as an input in biofuels, including the ethanol we produce. In August 2021, RIN prices decreased dramatically following the publication of reports indicating the EPA would lower the 2021 RVO blending mandates below the 2021 levels. Further decreases in the prices of RINs may result in reduced demand for renewable fuels, including the ethanol we produce.

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

On December 27, 2020, the federal government enacted Consolidated Appropriations Act, 2021, a second COVID-19 relief package. Among other things, the legislation authorized additional PPP loans. In February 2021, the Company received a second Paycheck Protection Program loan in the amount of $595,693, which was forgiven in full in August 2021.

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

Infrastructure Legislation

On August 10, 2021, the U.S. Senate passed a $1 trillion infrastructure bill, which includes funding for various transportation and utility projects. The infrastructure legislation includes various aspects that could affect the ethanol industry as a whole and our Company specifically. The legislation, if enacted, would provide funding for roads, bridges, and other transportation infrastructure, which could increase demand for travel, and thereby increase demand for transportation fuel, including the ethanol we produce. However, the infrastructure bill also includes funding for electric vehicle charging stations, which could increase the adoption of electric vehicles and thereby reduce demand for transportation fuel, including the ethanol we produce. Moreover, the infrastructure bill has been criticized by ethanol industry leaders for failing to provide supports for the ethanol industry. For example, the bill does not provide incentives for retailers to sell E15 and E85 gasoline; nor does it provide incentives for automakers to produce flexible fuel vehicles. Additionally, Management believes the legislation could contribute to inflation, including increases in the costs of labor and the raw materials we require to produce ethanol, and thus could negatively affect our operating margins.

Results of Operations for the Three Months Ended July 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2021 and 2020 (amounts in thousands).

	Three Months Ended July 31,
	2021		2020
	(unaudited)		(unaudited)
Statement of Operations Data		%		%
Revenues	$49,981	100.0%	$14,165	100.0%
Cost of Goods Sold	44,095	88.2%	17,315	122.2%
Gross Profit (Loss)	5,886	11.8%	(3,150)	(22.2)%
Operating Expenses	(937)	(1.9)%	(770)	(5.4)%
Operating Income (Loss)	4,949	9.9%	(3,920)	(27.7)%
Other Expense, net	(107)	(0.2)%	(41)	(0.3)%
Net Income (Loss)	$4,842	9.7%	$(3,961)	(28.0)%

Revenues

Our consolidated revenue is derived principally from revenues from our ethanol production segment, which consists primarily of sales of our three principal products: ethanol, distillers’ grains, and corn oil, as well as incidental sales of corn syrup.  Revenues from our ethanol production segment represented approximately 99.8% of our total revenues for the three months ended July 31, 2021 and approximately 99.1% of our total revenues for the three months ended July 31, 2020.  Our remaining consolidated revenues are attributable to Agrinatural revenues, net of eliminations for distribution fees paid by HLBE to Agrinatural for natural gas transportation services. The revenues attributable to our natural gas pipeline segment represented approximately 0.2% of our consolidated revenues for the three months ended July 31, 2021 and approximately 0.9% of our consolidated revenues for the three months ended July 31, 2020.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations the three months ended July 31, 2021:

	Three Months Ended July 31, 2021
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$39,648	79.3%
Distillers' grains sales	7,221	14.4%
Corn oil sales	2,582	5.2%
Corn syrup sales	411	0.9%
Agrinatural revenues (net of intercompany eliminations)	119	0.2%
Total Revenues	$49,981	100.0%

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

Our total consolidated revenues increased approximately 252.8% for the three months ended July 31, 2021, as compared to the three months ended July 31, 2020 due to increases in the prices received for and quantities sold of each of our principal products: ethanol, distillers’ grains, and corn oil. Notably, we idled our plant during a portion of the three months ended July 31, 2020, due to the brief and severe economic downturn caused by the onset of the COVID-19 pandemic, which caused a decrease in the production of our principal products. The following table reflects quantities of our three primary products sold and the average net prices received for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021		Three Months Ended July 31, 2020
	Quantity Sold	Avg. Net Price	Quantity Sold	Avg. Net Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	16,000	$2.48	10,452	$1.14
Distillers' grains (tons)	37	$192.64	15	$107.98
Corn oil (pounds)	4,854	$0.53	1,623	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 232.6% for the three months ended July 31, 2021, compared to the same period of 2020 due to an approximately 53.1% increase in the volume of ethanol sold from period to period and an approximately 117.3% increase in the average price received for ethanol. The increase in volume was due to the fact that the Company’s plant was idled for part of three months ended July 31, 2020, in response the brief and severe decrease in fuel consumption during the onset of the COVID-19 pandemic. Additionally, during the three months ended July 31, 2021, was operating its new boiler, which has improved production efficiency. The increase in the average price received was attributable to increased demand for fuel in 2021 as the economy improved following the COVID-19 pandemic.

From time to time, we engage in hedging activities with respect to our ethanol sales. At July 31, 2021, the Company had fixed and basis contracts to sell approximately $22,621,000 of ethanol for various delivery periods through December 2021, which approximates 42% of its anticipated ethanol sales for that period.  We had no gain or loss from ethanol derivative instruments for the three months ended July 31, 2021 in comparison to a loss of approximately $32,000 on ethanol derivatives for the three months ended July 31, 2020.

Distillers’ Grains

Total revenues from sales of distillers’ grains increased by approximately 338.8% for the three months ended July 31, 2021 compared to the same period of 2020.  Our revenue increased due to an approximately 145.9% increase in the volume of distillers’ grains sold along with an approximately 78.4% increase in the average price per ton we received for our distillers’ grains from period to period.

At July 31, 2021, the Company had forward contracts to sell approximately $1,262,000 of distillers’ grains for delivery through September 2021, which approximates 46% of its anticipated distillers' grains sales during that period.

Corn Oil

Total revenues from sales of corn oil increased by approximately 542.9% for the three months ended July 31, 2021 compared to the same period of 2020, due to an approximately 199.0% increase in pounds sold from period to period, coupled with an approximately 115% increase in the average price per pound we received for our corn oil from period to period.

Although management believes that corn oil prices will remain relatively steady, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil or if the biodiesel blenders’ tax credit is not renewed and biodiesel production declines.

At July 31, 2021, the Company had forward contracts to sell approximately $900,000 of corn oil for delivery through August 2021, which approximates 84% of its anticipated corn oil sales for that period.

Cost of Goods Sold

Our cost of goods sold increased by approximately 154.7% for the three months ended July 31, 2021, compared to the three months ended July 31, 2020.  As a percentage of revenues, our cost of goods sold decreased from 122.2% for the three months ended July 31, 2020 to approximately 88.2% for the three months ended July 31, 2021.  Approximately 90% of our total costs of goods sold is attributable to our ethanol production segment.  As a result, the cost of goods sold per gallon of ethanol sold for the three months ended July 31, 2021 and 2020 was approximately $2.48 and $1.49 per gallon, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, inventory net realizable value losses, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the three months ended July 31, 2021:

	Three Months Ended July 31, 2021
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$35,105	79.6%
Natural gas costs	1,595	3.6%
All other components of costs of goods sold	7,395	16.8%
Total Cost of Goods Sold	$44,095	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 310.9% greater for the three months ended July 31, 2021 compared to the three months ended July 31, 2020.  This increase was due to an increase of approximately 146.0% in the number of bushels we processed and an increase of approximately 67.0% in the price of corn per bushel in the three months ended July 31, 2021, compared with the same period a year earlier.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) improved during the three months ended July 31, 2021 The corn-ethanol price spread was approximately $0.30 in the three months ended July 31, 2021, compared with approximately -$0.16 during the same period a year earlier, an increase of approximately $0.46.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At July 31, 2021, the Company had cash and basis contracts for forward corn purchase commitments for approximately 4,026,000 bushels for deliveries through October 2022.

Our corn derivative positions resulted in a loss of approximately $269,000 for the three months ended July 31, 2021 and a loss of approximately $287,000 for the three months ended July 31, 2020. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Natural Gas

Our cost of goods sold related to natural gas costs increased 129.4% for the three months ended July 31, 2021 compared to the same period a year earlier due to an increase in production, as our plant was idled for a portion of the three-month period ended July 31, 2020.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 8.4% for the three months ended July 31, 2021 compared to the same period a year earlier. Management attributes the decrease in costs of goods sold related to all other components to projects and repairs conducted while the plant was idled in 2020.

Operating Expenses

Operating expenses include wages, salaries, and benefits of administrative employees at the plant, insurance, professional fees, property taxes, and similar costs. Operating expenses for the three months ended July 31, 2021 increased approximately 21.6% compared to the three months ended July 31, 2020. Operating expenses were lower in the 2020 period due because less wages were paid when the plant was idled.  Management continues to pursue strategies to optimize efficiencies and maximize production. These efforts may result in a decrease in our operating expenses on a per gallon basis. However, because these expenses do not vary with the level of production at the plant, we expect our operating expenses to remain relatively steady.

Operating Income (Loss)

We experienced operating income of approximately $5.0 million for the three months ended July 31, 2021, compared with an operating loss of approximately $3.9 million in the three months ended July 31, 2020. The increase in operating income is attributable to various factors including the increased price per gallon of ethanol and increased production due to the fact that we idled our plant for a portion of the three months ended July 31, 2020, in response to the COVID-19 pandemic.

Other Expense, Net

We had net other expense of  approximately $107,000 during the three months ended July 31, 2021 compared to net other expense of approximately $41,000 for the same period a year earlier.  The increase was due primarily to increased interest expenses during the 2021 period.

Results of Operations for the Nine Months Ended July 31, 2021 and 2020

The following table shows summary information from the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2021 and 2020 (amounts in thousands).

	Nine Months Ended July 31,
	2021		2020
Statement of Operations Data	(unaudited)%		(unaudited)%
Revenues	$111,455	100.0%	$56,450	100.0%
Cost of Goods Sold	105,101	94.3%	66,494	117.8%
Gross Profit (Loss)	6,354	5.7%	(10,044)	(17.8)%
Operating Expenses	(3,058)	(2.7)%	(2,644)	(4.7)%
Operating Income (Loss)	3,296	3.0%	(12,688)	(22.5)%
Other Income, net	441	0.4%	137	0.2%
Net Income (Loss)	3,737	3.4%	(12,551)	(22.3)%
Less: Net Income Attributable to Non-controlling Interest	—	—%	(68)	(0.1)%
Net Income (Loss) Attributable to Heron Lake BioEnergy, LLC	$3,737	3.4%	$(12,619)	(22.4)%

Revenues

Revenues from our three primary products: ethanol, distillers’ grains and corn oil, as well as incidental sales of corn syrup, represented approximately 99.2% and 98.1% of our total consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively. Miscellaneous other revenues are attributable to Agrinatural revenues (net of eliminations), which represented 0.8% and 1.9% of our consolidated revenues for the nine months ended July 31, 2021 and 2020, respectively.

The following table shows the sources of our consolidated revenue and the approximate percentage of revenues from those sources to total revenues in our unaudited condensed consolidated statements of operations for the nine months ended July 31, 2021:

	Nine Months Ended July 31, 2021
	Sales Revenue	% of Total Revenues
	(in thousands)
Ethanol sales	$87,689	78.7%
Distillers' grains sales	16,148	14.5%
Corn oil sales	5,828	5.2%
Corn syrup sales	940	0.8%
Agrinatural revenues (net of intercompany eliminations)	850	0.8%
Total Revenues	$111,455	100.0%

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

Our total consolidated revenues increased by approximately 97.4% for the nine months ended July 31, 2021, as compared to the same period of 2020, due to increases in the quantities produced of and prices received for our three primary products: ethanol, distillers’ grains and corn oil. The following table reflects quantities of our three primary products sold and the average net prices received for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31, 2021		Nine Months Ended July 31, 2020
	Quantity Sold	Avg. Selling Price	Quantity Sold	Avg. Selling Price
Product	(in thousands)		(in thousands)
Ethanol (gallons)	47,566	$1.84	36,126	$1.20
Distillers' grains (tons)	112	$144.35	72	$131.60
Corn oil (pounds)	13,294	$0.44	8,444	$0.24

Ethanol

Total revenues from sales of ethanol increased by approximately 102.5% for the nine months ended July 31, 2021 compared to the same period of 2020 due to an approximately 31.7% increase in the volume sold due to increased production during the 2021 period, coupled with a 53.8% increase in the average price per gallon we received for our ethanol from period to period. The increase in ethanol prices resulted principally from increased demand for ethanol in 2021 due to the easing of COVID-19-related restrictions and the subsequent increase fuel consumption.

Our ethanol derivative instruments resulted in a gain of approximately $110,000 for the nine months ended July 31, 2021. In comparison, our ethanol derivative instruments resulted in a loss of approximately $196,000 for the nine months ended July 31, 2020. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on ethanol inventories, as a component of cost of goods sold, of approximately $121,000 and $155,000 for the nine months ended July 31, 2021 and 2020, respectively.

Distillers' Grains

Total revenues from sales of distillers’ grains increased by approximately 70.3% for the nine months ended July 31, 2021 compared to the same period of 2020.  This increase is due to an approximately 55.3% increase in the volume sold coupled with an approximately 9.7% increase in the average price per ton received for our distillers’ grains from period to period. The increase in revenue from sales of distillers’ grains is due to increased production, while the increase in the price received was due to increased demand for livestock feed.

Corn Oil

Total revenues from sales of corn oil increased by approximately 184.2% for the nine months ended July 31, 2021 compared to the nine months ended July 31, 2020 due primarily to an approximately 57.4% increase in pounds sold from period to period, coupled with an approximately 80.5% increase in the average price per pound we received for our corn oil.

Cost of Goods Sold

Our cost of goods sold increased by approximately 58.1% for the nine months ended July 31, 2021, as compared to the nine months ended July 31, 2020.  As a percentage of revenues, our cost of goods sold decreased from approximately 117.8% for the nine months ended July 31, 2020 to approximately 94.3% for the nine months ended July 31, 2021, due to a greater increase in revenue from ethanol produced than the increase in the cost of corn from period to period.  The cost of goods sold per gallon of ethanol sold for the nine months ended July 31, 2021 and 2020 was approximately $1.99 and $1.66 per gallon of ethanol, respectively.

The following table shows the costs of corn and natural gas (our two largest single components of costs of goods sold), as well as all other components of cost of goods sold, which includes processing ingredients, electricity, and wages, salaries and benefits of production personnel, and the approximate percentage of costs of those components to total costs of goods sold in our unaudited condensed consolidated statements of operations for the nine months ended July 30, 2021:

	Nine Months Ended July 31, 2021
	Amount	% of
	(in thousands)	Cost of Goods Sold
Corn costs	$84,969	80.8%
Natural gas costs	4,891	4.7%
All other components of costs of goods sold	15,241	14.5%
Total Cost of Goods Sold	$105,101	100.0%

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

Corn

Our cost of goods sold related to corn was approximately 87.2% greater for the nine months ended July 31, 2021 compared to the same period of 2020.  The increase resulted from an approximately 41.5% increase in the number of bushels of corn processed from period to period, coupled with an approximately 32.3% increase in the average price per bushel paid for corn from period to period. The increase in bushels processed was due to increased production, as we idled the plant for a portion of the nine months ended July 31, 2020, and operated at full capacity during the recent nine-month period. Management attributes the increase in corn prices to weather conditions and increased demand. Management anticipates that corn prices will remain higher.

The corn-ethanol price spread (the difference between the price per gallon of ethanol and the price per bushel of grain divided by 2.8) improved during  the nine months ended July 31, 2021. The corn ethanol spread was approximately ($0.02) for the nine months ended July 31, 2021, which was approximately $0.19 more profitable than the same period of 2020, when the corn-ethanol spread was approximately ($0.21).

We had a loss related to corn derivative instruments of approximately $3.1 million and $804,000 for the nine months ended July 31, 2021 and 2020, respectively, which increased our costs of goods sold. Based on the lower of cost or net realizable value analysis, the Company recorded a loss on corn inventories, as a component of cost of goods sold, of approximately $0 and $184,000 for the nine months ended July 31, 2021 and 2020, respectively.

Natural Gas

Our cost of goods sold related to natural gas costs increased approximately 28.8% for the nine months ended July 31, 2021 compared to the same period of 2020.  Management attributes this increase in cost of natural gas from period to period to increased ethanol production during the recent nine-month period, as our plant was temporarily idled during the nine months ended July 31, 2020.

Other Components of Costs of Goods Sold

Our costs of goods sold related to all other components decreased approximately 11.9% for the nine months ended July 31, 2021 compared to the same period of 2020. Management attributes the greater in costs of goods sold related to all other components in the previous year to projects and repairs conducted while the plant was idled in 2020.

Operating Expenses

Operating expenses for the nine months ended July 31, 2021 increased by approximately 15.6% compared to the nine months ended July 31, 2020 due primarily to increases in insurance costs and professional fees.

Operating Income (Loss)

We experienced operating income of approximately $3.3 million in the nine months ended July 31, 2021, compared with operating loss of approximately $12.7 million in the nine months ended July 31, 2020. The increase of approximately 126% was due to an increase in ethanol prices, increase in production, and improved operating efficiency.

Other Income, Net

We had net other income of approximately $441,000 and $137,000 during the nine months ended July 31, 2021 and 2020, respectively.  We had greater other income primarily due to the loan forgiveness income recorded in the nine months ended July 31, 2021 pursuant to the Paycheck Protection Program.

Changes in Financial Condition at July 31, 2021 and October 31, 2020

The following table highlights our financial condition at July 31, 2021 and October 31, 2020 (amounts in thousands):

	July 31, 2021	October 31, 2020
	(unaudited)
Current Assets	$17,381	$13,268
Total Assets	$62,478	$63,080
Current Liabilities	$10,810	$21,116
Long-Term Debt, less current portion	$7,279	$296
Operating Leases, long-term liabilities	$6,895	7,947
Other Long-Term Liabilities	$631	$597
Members' Equity attributable to Heron Lake BioEnergy, LLC	$36,862	$33,125

The increase in current assets is primarily attributable to an increase in inventory of approximately $2.3 million and an increase in accounts receivable of approximately $1.8 million at July 31, 2021, compared to October 31, 2020. The decrease in our current liabilities is primarily due to an approximately $10.6 million decrease in current maturities of long-term debt at July 31, 2021 compared to October 31, 2020.

Long-term debt, less current portion was approximately $7.3 million at July 31, 2021, an increase of approximately $7.0 million from approximately $296,000 at October 31, 2020. The increase in long-term debt, less current portion, was due to the classification of all long-term debt at October 31, 2020 as current due to loan covenant violations, in addition to the execution of a negotiable promissory note with GFE with a $5 million principal commitment, and an amendment to the 2020 Credit Facility to reduce the amount due within one year.

Members’ equity attributable to Heron Lake BioEnergy, LLC increased by approximately $3.7 million from October 31, 2020 to July 31, 2021.  The increase was attributable to net income of approximately $3.7 million during the nine-month period ended July 31, 2021.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash provided by operations, cash, and available borrowings under our 2020 Credit Facility with Compeer, our Negotiable Promissory Note with GFE, and our revolving promissory note. In early fiscal year, Company suffered recurring operating and cash flow losses related to difficult market conditions and operating performance, which resulted in the violation of certain debt covenants as of January 31, 2021, for which the Company obtained a waiver from its lender. The Company was in compliance with its debt covenants on July 31, 2021. However, failure to comply with the protective loan covenants or maintain the required financial ratios in the future may cause acceleration of any outstanding principal balances on the revolving term loan and/or the imposition of fees, charges, or penalties.

Improved market conditions and the replacement of the boiler, which has improved the operating performance of the plant and led to lower operating costs, have resulted in net income for the three and nine months ended July 31, 2021. The Company believes its operating cash flows, cash on hand, and available debt from its lender will provide sufficient liquidity to meet its anticipated working capital, debt service, and other liquidity needs through the next twelve months.

Cash Flows

The following table summarizes our sources and uses of cash and restricted cash from our unaudited condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	Nine Months Ended July 31,
	2021	2020
	(unaudited)	(unaudited)
Net cash provided by (used in) operating activities	$5,489	$(4,380)
Net cash used in investing activities	$(2,670)	$(2,252)
Net cash provided by (used in) financing activities	$(2,936)	$4,385
Net decrease in cash and restricted cash	$(117)	$(2,247)

Operating Cash Flows

During the nine months ended July 31, 2021, operating activities provided approximately $9.9 million more in cash than the during the same nine-month period a year earlies. The increase was due to primarily to an increase in net income due to improved market conditions and operating efficiency.

Investing Cash Flows

We used approximately $418,000 more cash for investing activities for the nine months ended July 31, 2021 compared to the same period one year earlier due to an increase in capital expenditures for our new boiler.

Financing Cash Flows

During the nine months ended July 31, 2021, we used approximately $7.3 million more cash in financing activities than during the same nine-month period a year earlier. During the nine months ended July 31, 2021, we borrowed approximately $8.2 million from long-term and related party debt and made payments on long-term debt totaling approximately $11.3 million. In comparison, during the nine months ended July 31, 2020, we borrowed approximately $22.7 million from long-term and related party debt and made payment on long-term debt totaling approximately $17.0 million in addition to $2.0 million for the acquisition of non-controlling interest.

Indebtedness

As of July 31, 2021, we had indebtedness consisting of the following loans and agreements: a Revolving Term Note, a Single Advance Term Note, a Negotiable Promissory Note with GFE, a Short Term Revolving Promissory Note, a SBA Paycheck Protection Program Loan, and certain water treatment agreements. Please refer to PART I - Item 1 - Financial Statements, Note 7 - Debt Facilities for additional details.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

At July 31, 2021, our critical accounting estimates continue to include those described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States of America.

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

Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Jeffrey Oestmann, along with our Chief Financial Officer (the principal financial officer), Stacie Schuler, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in Item 1A of our Form 10-K for the fiscal year ended October 31, 2020, and Item 1A of our Form 10-Q for the three months ended January 31, 2021 and April 30, 2021. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The spread of coronavirus variants and the continued prevalence of COVID-19 infections may result in decreased demand for our ethanol and could negatively affect our profitability.

While the COVID-19 infections generally decreased during the first half of 2021, new variants of the coronavirus that causes COVID-19, including the Delta variant, have resulted in increased infections. The rise in COVID-19 infections and the spread of new variants may result in government policies and consumer behaviors that reduce demand for travel and thereby reduce the demand for transportation fuel, including the ethanol we produce. If demand for transportation fuel decreases, the Company expects the price of ethanol we sell to decrease, which could result in tight or negative operating margins.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included in this report:

Exhibit No.	Exhibit

10.1	Letter of Employment between Jeffrey Oestmann and Granite Falls Energy, LLC, dated May 20, 2021*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**

101.1

The following materials from Heron Lake BioEnergy’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2021 and 2020; (iii) the Condensed Consolidated Statements of Members’ Equity for the three and nine months ended July 31, 2021 and 2020; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and 2020; and (v) Notes to Condensed Consolidated Unaudited Financial Statements.**

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).**

* Incorporated by reference to the Company’s Form 8-K filed with the SEC May 25, 2021.

**Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERON LAKE BIOENERGY, LLC

Date: September 14, 2021	/s/ Jeffrey Oestmann
Jeffrey Oestmann
Chief Executive Officer

Date: September 14, 2021	/s/ Stacie Schuler
Stacie Schuler
Chief Financial Officer